Form 10QSB
period 1996-03-31
IMAGE SENSING SYSTEMS INC
filed 1996-05-10
CIK 943034

- -------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

- -------------------------------------------------------------------------------


                                       FORM 10-QSB


                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996              Commission File Number 0-26056
- -----------------------------------              ------------------------------


                                IMAGE SENSING SYSTEMS, INC.
                   (Exact name of registrant as specified in its charter)

     Minnesota                                         41-1519168
- -------------------------------           -------------------------------------
State of other jurisdiction of            I.R.S. Employer Identification No.
incorporation organization


                               500 SPRUCE TREE CENTRE
                               1600 UNIVERSITY AVE. W.
                              ST. PAUL, MN  55104-3825
                       (Address of principal executive offices)
           Registrant's telephone number, including area code: (612) 603-7700

                         ----------------------------------

                                  Not applicable
- -------------------------------------------------------------------------------
    (Former name, former address, and former fiscal year, if changed since last report.)

                         ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X      No
                                            ------      ------

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $.01 Par Value -- 2,475,000 shares as of May 1, 1996.
      -------------------------------------------------------------------


- -------------------------------------------------------------------------------

                             IMAGE SENSING SYSTEMS, INC.

                                       INDEX

          PART I.  FINANCIAL INFORMATION                          Page No.
                                                                  --------

Item 1.   Condensed Financial Statements:

          Condensed Balance Sheets
          March 31, 1996 and December 31, 1995                        3

          Condensed Statements of Operations
          Three-month periods ended March 31, 1996 and 1995           4

          Condensed Statements of Cash Flows
          Three-month periods ended March 31, 1996 and 1995           5

          Notes to Condensed Financial Statements                     6


Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition               7


          PART II.  OTHER INFORMATION

Item 5.   Other Information                                           9

Item 6.   Exhibits and Reports on Form 8-K                            9

          Signatures                                                 10

                              PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                 IMAGE SENSING SYSTEMS, INC.
                                  CONDENSED BALANCE SHEETS


                                                        March 31          December 31,
                                                          1996                1995
                                                    ----------------   -----------------
ASSETS                                                (Unaudited)            (Note)
Current assets:
  Cash and cash equivalents                          $    1,898,000     $    2,564,000
  Accounts receivable                                       712,000            865,000
  Refundable & deferred income taxes                        225,000            213,000
  Inventories                                                87,000             95,000
  Prepaid expenses                                           30,000             74,000
                                                    ----------------   -----------------
Total current assets                                      2,952,000          3,811,000

Property and equipment                                      641,000            636,000
                                                    ----------------   -----------------
Total assets                                         $    3,593,000     $    4,447,000
                                                    ----------------   -----------------
                                                    ----------------   -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $      340,000     $      494,000
  Accrued expenses                                          121,000            182,000
  Deferred compensation                                        --               62,000
                                                    ----------------   -----------------
Total current liabilities                                   461,000            738,000

Deferred income tax liability                                31,000             31,000

Shareholders' equity:
  Common stock                                               25,000             25,000
  Additional paid-in capital                              3,875,000          3,875,000
  Retained earnings (deficit)                              (799,000)          (222,000)
                                                    ----------------   -----------------
Total shareholders' equity                                3,101,000          3,678,000
                                                    ----------------   -----------------

Total liabilities and shareholders' equity           $    3,593,000     $    4,447,000
                                                    ----------------   -----------------
                                                    ----------------   -----------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                 IMAGE SENSING SYSTEMS, INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                                  Three-Month Period Ended
                                                           March 31
                                                ----------------------------
                                                      1996          1995
                                                ----------------------------
REVENUE:
  Product sales                                  $    74,000    $    97,000
  Royalties                                          420,000        187,000
  Consulting and contract fees                       136,000         29,000
                                                ----------------------------
                                                     630,000        313,000
COSTS OF REVENUE:
  Product sales                                       29,000         45,000
  Royalties                                           46,000         38,000
  Consulting and contract fees                        93,000         43,000
                                                ----------------------------
                                                     168,000        126,000
                                                ----------------------------
Gross profit                                         462,000        187,000

OPERATING EXPENSES:
  Selling, general and administrative                768,000        273,000
  Research and development                           319,000         84,000
                                                ----------------------------
                                                   1,087,000        357,000
                                                ----------------------------
Loss from operations                                (625,000)      (170,000)

Other income (expense), net                           30,000         (2,000)
                                                ----------------------------
Loss before income taxes                            (595,000)      (172,000)
Income taxes (benefit)                               (18,000)       (48,000)
                                                ----------------------------
Net loss                                         $  (577,000)   $  (124,000)
                                                ----------------------------
                                                ----------------------------

Net loss per common share                        $     (0.23)   $     (0.08)
                                                ----------------------------
                                                ----------------------------

Weighted average number of common shares
  outstanding                                      2,475,000      1,485,000
                                                ----------------------------
                                                ----------------------------


See accompanying notes.

                                 IMAGE SENSING SYSTEMS, INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                                  Three-Month Period Ended
                                                           March 31
                                                ----------------------------
                                                      1996          1995
                                                ----------------------------
OPERATING ACTIVITIES:
  Net loss                                       $  (577,000)   $  (124,000)
  Adjustments to reconcile net loss to
     net cash used in operating activities           (46,000)        81,000
                                                ----------------------------
  Net cash used in operating activities             (623,000)       (43,000)

INVESTING ACTIVITIES:
  Purchase of property and equipment                 (43,000)        (8,000)
                                                ----------------------------
  Net cash used in investing activities              (43,000)        (8,000)

FINANCING ACTIVITIES:
  Proceeds from bank borrowings                         --          115,000
  Prepayment of registration costs                      --          (24,000)
                                                ----------------------------
  Net cash provided by financing activities             --           91,000

(Decrease) increase in cash and cash equivalents    (666,000)        40,000

Cash and cash equivalents, beginning of period     2,564,000         13,000
                                                ----------------------------

Cash and cash equivalents, end of period         $ 1,898,000    $    53,000
                                                ----------------------------
                                                ----------------------------


See accompanying notes.

                               IMAGE SENSING SYSTEMS, INC.

                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       (Unaudited)
                                     March 31, 1996

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995.

Item 2.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                        (Three-Month Period Ended March 31, 1996)


Revenues for the first quarter of 1996 were $630,000, an increase of 101% from $313,000 for the same period a year ago. The increase in first quarter revenues was due primarily to increased royalty income and fees from contracts.

Gross profits were $462,000 in the first quarter of 1996, or 73% of revenue, compared to $187,000, or 60% of revenue, for the same period a year ago. The improvement in margins was due primarily to less royalty costs, as the Hughes Aircraft royalty agreement expired, and increased contract fees relative to costs.

Selling, general and administrative expenses were $768,000 for the three-month period ended March 31, 1996 compared to $273,000 for the same period a year ago. The increase was due primarily from adding sales and marketing personnel to help expand the business, technical personnel to provide additional customer support, and administrative personnel to support the growth of the business.

Research and development expenses were $319,000 for the three-month period ended March 31, 1996 compared to $84,000 for the same period a year ago. The increase was due primarily from adding technical personnel for new product development.

Other income, net was $30,000 for the three-month period ended March 31, 1996 compared to net expense of $2,000 for the same period a year ago. The change from other expense, net to other income, net resulted primarily from increased interest income from investments made with proceeds remaining from the initial public offering.

The Company's effective income tax rate was approximately 3% for the three-month period ended March 31, 1996, which takes into account a limitation on the amount of loss which can be carried back for refundable income taxes. The effective tax rate for the comparable period in 1995 was 28%.

LIQUIDITY AND CAPITAL RESOURCES:

The Company completed an initial public offering in June 1995 with the sale of 990,000 shares of common stock, receiving net proceeds of approximately $3.9 million. The proceeds are being used for the expansion of the business and the unused portion is currently held in interest-bearing cash equivalents.

Cash used in operations was $623,000 for the three-month period ended March 31, 1996, compared to $43,000 for the same period in 1995. The decrease in cash flow from operations was primarily due to a net loss for the three-month period of 1996 of $577,000 compared to a net loss for the three-month period of 1995 of $124,000, along with net increases in other elements of working capital.

Capital expenditures were $43,000 for the three-month period ended March 31, 1996, compared to $8,000 for the same period the prior year. The Company does not expect to make significant investments in technical and office equipment for the balance of 1996.

Management believes that proceeds from the June 1995 initial public offering, combined with its cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for the balance of 1996.

PART II: OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               Not applicable

Item 2.        CHANGES IN SECURITIES

               Not applicable

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

Item 5.        OTHER INFORMATION

               Not applicable

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS

               None

               (b)  REPORTS

               No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              Image Sensing Systems, Inc.
                              -------------------------------------------
                              (Registrant)




Dated:  May 10, 1996          /s/ Spiro G. Voglis
                              -------------------------------------------
                              Spiro G. Voglis
                              President and Chief Executive Officer
                              (principal executive officer)




Dated:  May 10, 1996          /s/ Arthur J. Bourgeois
                              -------------------------------------------
                              Arthur J. Bourgeois
                              Chief Financial Officer
                              (principal financial and accounting officer)