Form 10QSB
period 1996-06-30
IMAGE SENSING SYSTEMS INC
filed 1996-08-09
CIK 943034

- -------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
- -------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1996           Commission File Number 0-26056
- ----------------------------------           ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

     Minnesota                                          41-1519168
- ------------------------------               ----------------------------------
State of other jurisdiction of               I.R.S. Employer Identification No.
incorporation organization

                            500 SPRUCE TREE CENTRE
                            1600 UNIVERSITY AVE. W.
                            ST. PAUL, MN  55104-3825
                   (Address of principal executive offices)
       Registrant's telephone number, including area code:  (612) 603-7700

                   ----------------------------------------

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
                                                    Yes   X      No
                                                       -------     ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common Stock, $.01 Par Value -- 2,475,000 shares as of August 1, 1996.
    ----------------------------------------------------------------------

- -------------------------------------------------------------------------------

                          IMAGE SENSING SYSTEMS, INC.

                                    INDEX

          PART I.  FINANCIAL INFORMATION                             PAGE NO.
                                                                     --------

Item 1.   Condensed Financial Statements:

          Condensed Balance Sheets
          June 30, 1996 and December 31, 1995                             3

          Condensed Statements of Operations
          Three and six month periods ended June 30, 1996 and 1995        4

          Condensed Statements of Cash Flows
          Six-month periods ended June 30, 1996 and 1995                  5

          Notes to Condensed Financial Statements                         6


Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                   7


          PART II.  OTHER INFORMATION

Item 5.   Other Information                                              10

Item 6.   Exhibits and Reports on Form 8-K                               10

          Signatures                                                     11

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         IMAGE SENSING SYSTEMS, INC.
                           CONDENSED BALANCE SHEET




                                                     June 30,              December 31,
                                                       1996                    1995
                                                 -----------------       --------------
ASSETS                                              (Unaudited)               (Note)
Current assets:
    Cash and cash equivalents                    $     1,400,000         $  2,564,000
    Accounts receivable                                1,136,000              865,000
    Refundable & deferred income tax                     209,000              213,000
    Inventories                                           85,000               95,000
    Prepaid expenses                                      65,000               74,000
                                                -----------------       --------------
Total current assets                                   2,895,000            3,811,000

Property and equipment                                   622,000              636,000
                                                -----------------       --------------
Total Assets                                     $     3,517,000         $  4,447,000
                                                -----------------       --------------
                                                -----------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes and accounts payable                   $       357,000         $    494,000
    Accrued expenses                                     326,000              182,000
    Deferred compensation                                    -                 62,000
                                                -----------------       --------------
Total current liabilites                                 683,000              738,000

Deferred income tax liability                             31,000               31,000

Shareholders' equity:
    Common stock                                          25,000               25,000
    Additional paid-in capital                         3,875,000            3,875,000
    Retained earnings (deficit)                       (1,097,000)            (222,000)
                                                -----------------       --------------
                                                       2,803,000            3,678,000
                                                -----------------       --------------

Total liabilities and shareholders' equity       $     3,517,000         $  4,447,000
                                                -----------------       --------------
                                                -----------------       --------------





Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accounting principles for complete financial statements.



See accompanying notes

                         IMAGE SENSING SYSTEMS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Month Period Ended         Six Month Period Ended
                                                       June 30                        June 30
                                             ------------------------        --------------------------
                                                  1996         1995              1996          1995
                                             ------------------------        --------------------------
REVENUE:
Product sales                                $    131,000   $ 136,000        $   205,000   $   233,000
Royalties and commissions                         517,000     636,000            937,000       823,000
Consulting and contract fees                      204,000       3,000            340,000        32,000
                                             ------------------------        --------------------------
                                                  852,000     775,000          1,482,000     1,088,000

COSTS OF REVENUE:
Product sales                                      78,000      49,000            107,000        94,000
Royalties and commissions                          59,000     117,000            105,000       155,000
Consulting and contract fees                      151,000     (8,000)            244,000        35,000
                                             ------------------------        --------------------------
                                                  288,000     158,000            456,000       284,000
                                             ------------------------        --------------------------
Gross profit                                      564,000     617,000          1,026,000       804,000

OPERATING EXPENSES:
Selling, general and administrative               648,000     435,000          1,416,000       708,000
Research and development                          236,000      98,000            555,000       182,000
                                             ------------------------        --------------------------
                                                  884,000     533,000          1,971,000       890,000
                                             ------------------------        --------------------------
Income (loss) from operations                   (320,000)      84,000          (945,000)      (86,000)

Other income, net                                  22,000      22,000             52,000        20,000
                                             ------------------------        --------------------------
Income (loss) before income taxes               (298,000)     106,000          (893,000)      (66,000)
Income taxes (benefit)                               -         30,000           (18,000)      (18,000)
                                             ------------------------        --------------------------
Net income (loss)                            $  (298,000)   $  76,000        $ (875,000)  $   (48,000)
                                             ------------------------        --------------------------
                                             ------------------------        --------------------------
Net income (loss) per common share          $      (0.12)   $    0.04       $     (0.35)  $     (0.03)
                                             ------------------------        --------------------------
                                             ------------------------        --------------------------
Weighted average number of shares
and common share equivalents outstanding        2,475,000   2,020,000          2,475,000     1,747,000
                                             ------------------------        --------------------------
                                             ------------------------        --------------------------



See accompanying notes

                         IMAGE SENSING SYSTEMS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Month Period Ended
                                                                                  June 30
                                                                   ------------------------------------
                                                                         1996                  1995
                                                                   ------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                      $     (875,000)       $     (48,000)
     Adjustments to reconcile net loss to
       net cash used in operating activities                             (224,000)            (214,000)
                                                                   ------------------------------------
     Net cash used in operating activities                             (1,099,000)            (262,000)


INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (65,000)            (127,000)
     Purchase of short-term investments                                       -             (1,100,000)
                                                                   ------------------------------------
     Net cash used in investing activities                                (65,000)          (1,227,000)


FINANCING ACTIVITIES:
     Sale of 990,000 shares common stock,
       net of cost of offering                                                -              3,858,000
     Payment of note payable, bank                                            -                (40,000)
                                                                   ------------------------------------
     Net cash provided by financing activities                                -              3,818,000
                                                                   ------------------------------------
Increase (decrease) in cash and cash equivalents                       (1,164,000)           2,329,000

Cash and cash equivalents, beginning of period                          2,564,000               13,000
                                                                   ------------------------------------
Cash and cash equivalents, end of period                           $    1,400,000        $   2,342,000
                                                                   ------------------------------------
                                                                   ------------------------------------



See accompanying notes

                         IMAGE SENSING SYSTEMS, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1996

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995.

Item 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             (Three and Six Month Periods Ended June 30, 1996)


Revenues for the second quarter of 1996 were $852,000, up 10% from $775,000 for the same period a year ago while revenues for the first half of 1996 were $1,482,000, up 36% from $1,088,000 a year ago. The increase in second quarter revenues was due primarily to new contract development grants received in the last half of 1995 which continued into 1996, offset in part by reduced royalty and commission income. Revenues for the first half of 1996 were more than 1995 primarily due to increased development grants and royalty and commission income.

Gross profits were $564,000 in the second quarter of 1996, or 66% of revenue, compared to $617,000, or 80% of revenue, for the same period a year ago. Gross profits for the first half of 1996 were $1,026,000, or 69% of revenue, compared to $804,000, or 74% of revenue, for the same period a year ago. The reduced margins in 1996 are due primarily to proportionately more revenue from contract development grants, which have lower gross profit margins than royalties and commissions or direct sales.

Selling, general and administrative expenses were $648,000 and $1,416,000, respectively, for the three and six month periods ended June 30, 1996 compared to $435,000 and $708,000 for the same periods a year ago. The increases were due primarily from adding sales and marketing personnel to help expand the business, technical personnel to provide additional customer support, and administrative personnel to support the growth of the business. Personnel were added primarily in the second half of 1995.

Research and development expenses were $236,000 and $555,000, respectively, for the three and six month periods ended June 30, 1996 compared to $98,000 and $182,000 for the same periods a year ago. The increases were due primarily from adding technical personnel in the second half of 1995 to increase product development of the AutoscopeTM System.

Other income, net was $22,000 and $52,000, respectively, for the three and six month periods ended June 30, 1996 compared to $22,000 and $20,000, respectively, for the same periods a year ago. The increases resulted primarily from increased interest income from investments made with proceeds remaining from the initial public offering.

The Company expects its effective income tax benefit rate to be less than 2% for 1996. The Company's effective income tax rate was approximately 28% for the three and six month periods ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES:

The Company completed an initial public offering in June 1995 with the sale of 990,000 shares of common stock, receiving net proceeds of approximately $3.9 million. The proceeds are being used for the expansion of the business and the unused portion is currently held in interest-bearing cash equivalents.

Cash used in operations was $1,099,000 for the six-month period ended June 30, 1996, compared to $262,000 for the same period in 1995. The decrease in cash flow from operations was primarily due to a net loss for the first half of 1996 of $875,000 compared to $48,000 for the first half of 1995, along with increased investments in inventory, accounts receivable, and prepaid expenses related to expansion of the business.

Capital expenditures were $65,000 for the six-month period ended June 30, 1996, compared to $127,000 for the same period in the prior year. The Company expects to continue to make reduced investments in technical and office equipment for the balance of 1996.

Management believes that its cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.

PART II:  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Not applicable

Item 2.    CHANGES IN SECURITIES

           Not applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its annual meeting on May 15, 1996, in Minneapolis, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The only matter voted upon at the meeting was the election of directors as follows:

           DIRECTOR                     FOR           WITHHOLD AUTHORITY
           --------                     ---           ------------------

           Panos G. Michalopoulos     2,219,374              32,045
           Spiro G. Voglis            2,246,474               4,945
           Richard C. Magnuson        2,246,474               4,945
           Richard P. Braun           2,246,474               4,945
           James Murdakes             2,246,474               4,945

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

                                   Image Sensing Systems, Inc.
                                   --------------------------------------
                                   (Registrant)




Dated:  August 8, 1996             /s/      SPIRO G. VOGLIS
                                   --------------------------------------
                                   Spiro G. Voglis
                                   President and Chief Executive Officer
                                   (principal executive officer)




Dated:  August 8, 1996             /s/        ARTHUR J. BOURGEOIS
                                   -----------------------------------------
                                   Arthur J. Bourgeois
                                   Chief Financial Officer
                                   (principal financial and accounting officer)