Form 10QSB
period 1996-09-30
IMAGE SENSING SYSTEMS INC
filed 1996-11-07
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996           Commission File Number 0-26056
---------------------------------------           ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                      41-1519168
------------------------------                ----------------------------------
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


                                 Not applicable
--------------------------------------------------------------------------------
                    (Former name, former address, and former
                     fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common Stock, $.01 Par Value -- 2,475,000 shares as of November 1, 1996.


                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

           PART I.  FINANCIAL INFORMATION                             Page No.

Item 1.    Condensed Financial Statements (unaudited):

           Condensed Balance Sheets
           September 30, 1996 and December 31, 1995                      3

           Condensed Statements of Operations
           Three and nine month periods ended
           September 30, 1996 and 1995                                   4

           Condensed Statements of Cash Flows
           Nine month periods ended September 30,
           1996 and 1995                                                 5

           Notes to Condensed Financial Statements                       6


Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                 7


           PART II.  OTHER INFORMATION

Item 5.    Other Information                                            10

Item 6.    Exhibits and Reports on Form 8-K                             10

           Signatures                                                   11


                         PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                             CONDENSED BALANCE SHEET

                                             September 30,   December 31,
                                                 1996           1995
                                             -----------    -----------
ASSETS                                        (Unaudited)       (Note)
Current assets:
      Cash and cash equivalents              $ 1,673,000    $ 2,564,000
      Accounts receivable                        622,000        865,000
      Refundable & deferred income taxes          59,000        213,000
      Inventories                                111,000         95,000
      Prepaid expenses                            50,000         74,000
                                             -----------    -----------
Total current assets                           2,515,000      3,811,000

Property and equipment                           649,000        636,000
                                             -----------    -----------
Total Assets                                 $ 3,164,000    $ 4,447,000
                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes and accounts payable             $   223,000    $   494,000
      Accrued expenses                           356,000        182,000
      Deferred compensation                         --           62,000
                                             -----------    -----------
Total current liabilites                         579,000        738,000

Deferred income tax liability                     31,000         31,000

Shareholders' equity:
      Common stock                                25,000         25,000
      Additional paid-in capital               3,875,000      3,875,000
      Retained earnings (deficit)             (1,346,000)      (222,000)
                                             -----------    -----------
                                             -----------    -----------
                                               2,554,000      3,678,000
                                             -----------    -----------

Total liabilities and shareholders' equity   $ 3,164,000    $ 4,447,000
                                             ===========    ===========



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes


                          IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Month Period Ended      Nine Month Period Ended
                                                              September 30                  September 30
                                                       --------------------------    --------------------------
                                                            1996           1995           1996          1995
                                                       --------------------------    --------------------------
REVENUE:
            Product sales                              $   244,000    $   183,000    $   449,000    $   416,000
            Royalties and commissions                      302,000        636,000      1,239,000      1,459,000
            Consulting and contract fees                   177,000         27,000        517,000         59,000
                                                       --------------------------    --------------------------
                                                           723,000        846,000      2,205,000      1,934,000

COSTS OF REVENUE:
            Product sales                                   85,000         65,000        192,000        159,000
            Royalties and commissions                       37,000        120,000        142,000        275,000
            Consulting and contract fees                   116,000         38,000        360,000         73,000
                                                       --------------------------    --------------------------
                                                           238,000        223,000        694,000        507,000
                                                       --------------------------    --------------------------
Gross profit                                               485,000        623,000      1,511,000      1,427,000

OPERATING EXPENSES:
            Selling, general and administrative            581,000        575,000      1,997,000      1,283,000
            Research and development                       172,000        194,000        727,000        376,000
                                                       --------------------------    --------------------------
                                                           753,000        769,000      2,724,000      1,659,000
                                                       --------------------------    --------------------------
Loss from operations                                      (268,000)      (146,000)    (1,213,000)      (232,000)

Other income, net                                           19,000         46,000         71,000         66,000
                                                       --------------------------    --------------------------
Loss before income taxes                                  (249,000)      (100,000)    (1,142,000)      (166,000)
Income taxes (benefit)                                        --          (35,000)       (18,000)       (53,000)
                                                       --------------------------    --------------------------
Net loss                                               $  (249,000)   $   (65,000)   $(1,124,000)   $  (113,000)
                                                       ==========================    ==========================


Net loss per common share                              $     (0.10)   $     (0.03)   $     (0.45)   $     (0.06)
                                                       ==========================    ==========================


Weighted average number of shares
            and common share equivalents outstanding     2,475,000      2,475,000      2,475,000      1,992,000
                                                       ==========================    ==========================




See accompanying notes


                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Month Period Ended
                                                                September 30
                                                         --------------------------
                                                             1996            1995
                                                         --------------------------
OPERATING ACTIVITIES:
         Net income (loss)                               $(1,124,000)   $  (113,000)
         Adjustments to reconcile net income (loss) to
           net cash used in operating activities             366,000       (374,000)
                                                         --------------------------
         Net cash used in operating activities              (758,000)      (487,000)


INVESTING ACTIVITIES:
         Purchase of property and equipment                 (133,000)      (303,000)
         Purchase of short-term investments                     --       (2,800,000)
                                                         --------------------------
         Net cash used in investing activities              (133,000)    (3,103,000)


FINANCING ACTIVITIES:
         Sale of 990,000 shares common stock,
           net of cost of offering                              --        3,868,000
         Payment of note payable, bank                          --          (40,000)
                                                         --------------------------
         Net cash provided by financing activities              --        3,828,000
                                                         --------------------------

Increase (decrease) in cash and cash equivalents            (891,000)       238,000

Cash and cash equivalents, beginning of period             2,564,000         13,000
                                                         --------------------------
Cash and cash equivalents, end of period                 $ 1,673,000    $   251,000
                                                         ==========================



See accompanying notes


                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996

Note A:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995.


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             (Three and Nine Month Periods Ended September 30, 1996)


Revenues for the third quarter of 1996 were $723,000, down 15% from $846,000 for the same period a year ago while revenues for the nine month period ended September 30, 1996 were $2,205,000, up 14% from $1,934,000 a year ago. The decrease in third quarter revenues was due primarily to decreased royalty income compared to the prior year. Revenues for the nine month period of 1996 were more than 1995 primarily due to new contract development grants received in the last half of 1995 which continued into 1996.

Gross profits were $485,000 in the third quarter of 1996, or 67% of revenue, compared to $623,000, or 74% of revenue, for the same period a year ago. Gross profits for the nine month period of 1996 were $1,511,000, or 69% of revenue, compared to $1,427,000, or 74% of revenue, for the same period a year ago. The reduced margins in 1996 are due primarily to proportionately more revenue from contract development grants, which have lower gross profit margins than royalties and commissions or direct sales.

Selling, general and administrative expenses were $581,000 and $1,997,000, respectively, for the three and nine month periods ended September 30, 1996 compared to $575,000 and $1,283,000 for the same periods a year ago. The increases were due primarily from adding sales and marketing personnel to help expand the business, technical personnel to provide additional customer support, and administrative personnel to support the growth of the business. Personnel were added primarily in the second half of 1995.

Research and development expenses were $172,000 and $727,000, respectively, for the three and nine month periods ended September 30, 1996 compared to $194,000 and $376,000 for the same periods a year ago. The increases were due primarily from adding technical personnel in the second half of 1995 to increase product development of the Autoscope(TM) System.

Other income, net was $19,000 and $71,000, respectively, for the three and nine month periods ended September 30, 1996 compared to $46,000 and $66,000, respectively, for the same periods a year ago. The decrease for the quarter was primarily due to less interest income as investments made with proceeds of the May 1995 initial public offering are being used to finance operating needs.

The Company expects its effective income tax benefit rate to be less than 2% for 1996 as most of the tax benefit from the operating loss will be offset by a valuation reserve. The Company's effective income tax rate was approximately 35% and 32%, respectively for the three and nine month periods ended September 30, 1995.

Liquidity and Capital Resources:

The Company completed an initial public offering in June 1995 with the sale of 990,000 shares of common stock, receiving net proceeds of approximately $3.9 million. The proceeds are being used for the expansion of the business and the unused portion is currently held in interest-bearing cash equivalents.

Cash used in operations was $758,000 for the nine month period ended September 30, 1996, compared to $487,000 for the same period in 1995. The decrease in cash flow from operations was primarily due to a net loss for the nine month period of 1996 of $1,124,000 compared to $113,000 for the comparable period of 1995.

Capital expenditures were $133,000 for the nine month period ended September 30, 1996, compared to $303,000 for the same period in the prior year. The Company expects to continue to make reduced investments in technical and office equipment for the balance of 1996.

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


                                    Image Sensing Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)


Dated:  November 7, 1996            --------------------------------------------
                                    Spiro G. Voglis
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated:  November 7, 1996            --------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)