Form 10KSB40
period 1996-12-31
IMAGE SENSING SYSTEMS INC
filed 1997-03-27
CIK 943034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _____________ to _____________

                         Commission file number 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                 (Name of small business issuer in its charter)

         MINNESOTA                                        41-1519168
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation of organization

1600 UNIVERSITY AVE. W., #500, ST. PAUL, MN 55104           (612) 603-7700
     Address of principal executive offices            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange act:

                                      NONE
                               Title of each class

         Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
                               Title of each class

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB. [X]

         The registrant's revenues for the fiscal year ended December 31, 1996 totaled $3,192,000.

         Based on the closing bid price at March 19, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,512,500.

         The number of shares outstanding of the registrant's $.01 par value common stock, as of March 19, 1996, was 2,475,000 shares.

         Transitional Small Business Issuer Format:  Yes  [ ]   No  [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

Portions of the registrant's Proxy Statement for its May 12, 1997 Annual Meeting which was filed on March 25, 1997, are incorporated by reference in Part III.




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         ISS was founded in 1984 to develop and market products using video image processing technology for use in advanced traffic management systems and traffic data collection. Video image processing, also known as machine vision or artificial vision, is a technology that analyzes video images through computer programs and special purpose hardware. By using video cameras and computers to emulate the function of the human eye, machine vision has been used in a variety of industrial applications. ISS has combined its proprietary machine vision technology, consisting of complex algorithms, software, and special purpose hardware with commercially available computer hardware and video cameras, to create a system that collects, processes and analyzes video images.

         The Company's first product, the Autoscope(R) Vehicle Detection System, converts video images of a traffiC scene into digitized traffic data that may be transmitted to local or remote locations for real-time traffic management or stored for later analysis. The Autoscope system is modular, flexible, and expandable and has a variety of current and potential applications in intersection control, freeway traffic management, and traffic data collection. Automated vehicle detection for traffic management has traditionally been performed with inductive wire loops buried in the pavement. The Autoscope system is easier to install, remove, and maintain than these embedded loop detectors; is non-destructive to road surfaces; and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. The Company believes that the Autoscope system is superior to loop detectors or most other commercially available vehicle detection systems in its current range of applications and its ability to support new applications for advanced technology solutions to traffic management problems.

         In 1987, the University of Minnesota, utilizing the technology underlying the Autoscope system, demonstrated the first working traffic application of image processing technology. The Autoscope system was first marketed and sold commercially in 1991. In 1993, the Company began to market the Autoscope system outside of North America through distributor arrangements, and the Company intends to continue to increase its marketing efforts in foreign countries. The Company currently has twenty-four distributors covering countries primarily in Europe and southeast Asia.

         The U.S. patent for certain aspects of the technology underlying the Autoscope system was issued in 1989, to the University of Minnesota. The Company has an exclusive worldwide license from the University of Minnesota for that technology and the patent and pays royalties to the University of Minnesota in exchange for such license. The Company has sublicensed the exclusive right to manufacture and market the Autoscope system in North America and the Caribbean to Econolite Control Products, Inc. of Anaheim, California and receives royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by the Company outside of North America and the Caribbean.

TECHNOLOGY

         The electronic imaging industry utilizes technology that converts real world "scenic" information into digital electronic signals for processing by computer. Electronic imaging has a number of industrial applications. For example, electronic imaging technology is used for quality control in manufacturing processes. An image of a manufactured product can be fed by video into a computer and analyzed to determine if that finished product satisfies production standards that have been programmed into the computer. The defense industry has used electronic imaging in a number of applications. For example, "smart" bombs use video imaging technology to identify targets through the use of special optic sensors that feed scenic information into sophisticated computer programs that process the scenic information into target location coordinates.

         Through the use of its sophisticated proprietary technology, the Company has been able to apply electronic imaging technology to traffic management problems. The Company's technology was initially developed by Dr. Panos Michalopoulos, Chairman of the Board and Chief Scientific Advisor of ISS and a Professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. The technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, a "Windows(R)" based graphic user interface, and a camera adaptation formula that enables standard video cameras to work with the Autoscope system.

THE AUTOSCOPE SYSTEM

         The Autoscope system generally consists of one to four video cameras, a flexible modular microprocessor with specialized software and circuitry, and a supervisor computer with a video monitor, keyboard, and mouse. The Autoscope microprocessor accepts scenic input from the video cameras and, through a series of complex algorithms and computer software, converts the scenic data into digitized data. This data can then be used for traffic control, research, management, and planning purposes and other applications. Most brands of commercially available personal computers with standard configurations can be used as the supervisor computer in the system.

         The Autoscope system permits a user to draw detection zones on a video screen displaying the traffic scene and derive traffic data from the portion of the image specified by the detection zones displayed on the screen. The system analyzes virtual detection zones that appear only on the video screen, not on the roadway. Each detection zone represents an area in the field of view of the camera that the system user wishes to analyze for determining the presence of vehicles or extracting other pertinent traffic data. Over 100 detection zones can be programmed into the system. The system user determines the detection zones by drawing them on a video monitor with a mouse. Different types of detection zones can be selected and may be placed anywhere in any orientation within the field of view of the cameras using the system's unique interactive graphics. The detection zones can be changed simply by using the mouse to resize, reshape, or relocate the detection zones on the video monitor. Once a new detection configuration has been created, the supervisor computer system can display the detection zones on its own video monitor, together with the live video image, to monitor the system in operation. When a vehicle is under the detection zone, the detection zone changes in color or intensity, thereby providing visual verification of correct system operation. Measured traffic data may be displayed on the video monitor of the supervisor computer in numeric format. The traffic data may be transmitted to another host computer via modem and dial-up telephone lines, private cable, fiber optic network, direct cable connection, or various other wireless communications equipment. Vehicle detection output can also be selectively routed to intersection signal controllers. A detection signal is generated each time a vehicle crosses one of the virtual detection zones, thus enabling the system to accumulate measured traffic data in user-selected categories, such as volume, average speed, time occupancy (percent of time the detection zone is occupied), headways (time interval between vehicles), flow rate (vehicles per hour per lane), and vehicle length. Information from the system can be processed in real-time or stored for later analysis.

         The Autoscope system is modular, flexible, and expandable. The Autoscope supervisor computer and video monitor may be disconnected once the detection zone configuration has been transferred to the microprocessor. The system can then operate independently, providing detection zone outputs and storing traffic data in the microprocessor's internal memory. The same portable supervisor computer and video monitor may be used with multiple Autoscope systems. New detection zone configurations can be saved to diskette, and previously saved detection zone configurations can be retrieved from diskette for downloading into each system. The same Autoscope microprocessor can be used with multiple cameras, each with its own detection zone configuration.

         The current price to the end user of one Autoscope system ranges from $24,000 to $50,000, depending on the options included in the system, including the hardware configurations and the number of cameras used.

CURRENT APPLICATIONS AND INSTALLATIONS

         The current Autoscope system may be used in a number of applications. The primary applications of the Autoscope system are currently intersection applications, freeway applications and traffic count stations. In addition, the Company has identified a number of potential traffic and non-traffic related applications for the system that it intends to pursue.

INTERSECTION APPLICATIONS. The Autoscope system can be installed at an intersection to provide traffic detection information as required by an intersection signal controller. An intersection signal controller is essentially a set of sophisticated computer programs, separate from the vehicle detection system, that use the traffic detection information to control the green, yellow and red lights for each of the turning or through lanes to provide for safe and efficient movement of vehicles through the intersection. More sophisticated intersection signal controllers use detection information to maximize the efficient flow of traffic through one or more intersections. The extent to which a signal controller is successful is dependent not only on the level of sophistication of the controller but also on the quality and reliability of the detection system and the type of traffic data provided.

         The Autoscope system can be programmed to provide data with respect to vehicle presence, traffic volume, time occupancy (percent of time the detection zone is occupied), vehicle speed, turning movements, stopped vehicles, vehicles direction and vehicle length or indicate that conditions indicative of a traffic incident have occurred. This information is then routed to the intersection signal controller to control the flow of traffic at the intersection or provide alarms at centralized traffic control centers. For example, the Autoscope system can determine that a queue has developed at a stoplight and route that information to the intersection controller so that the signal times can be adjusted appropriately or a left turn signal phase can be engaged if a line develops at the left turn lane. The system can be used to detect vehicles that are caught in the intersection during the yellow light phase and feed that information to the intersection controller so that the controller can adjust the yellow light phase to allow the driver sufficient time to clear the intersection. In addition, selected detection zones in the Autoscope system can be programmed so that they only detect cars moving in one direction. This capability can be used to prevent undesired detections, such as a left turning vehicle that has turned too sharply and is momentarily driving in the wrong lane. This capability can also be used to detect cars going the wrong way on a one way street or the wrong way on a freeway exit-ramp. A majority of all commercially installed Autoscope systems are currently being used for intersection control applications.

         The largest installation of the Autoscope system for intersection applications is in Oakland County, Michigan in an Intelligent Transportation Systems (ITS) project known as FAST-TRAC (Faster and Safer Travel through Traffic Routing and Advanced Controls), that combines advanced traffic management systems with advanced traveler information systems. To the Company's knowledge, this is the largest installation of a video vehicle detection system for fully adaptive intersection control in the world. Adaptive intersection control regulates traffic by linking communications between multiple intersection controllers. In such a system, the Autoscope interfaces directly with local intersection controllers and the local controllers are connected via direct phone lines to a regional computer that hosts the timing algorithms for use in synchronizing the timing of the signal lights at many intersections. Adaptive intersection control can be used for a few intersections or for an entire region. The FAST-TRAC project deploys one multi-camera Autoscope system per intersection. Thus far, FAST-TRAC has deployed over 200 Autoscope systems in Oakland County. Some of the first commercially available Autoscope systems were deployed in Oakland County and have been in operation for over three years. Based on discussions with FAST-TRAC project administrators and the Autoscope system distributor for Oakland County, the Company believes that the FAST-TRAC system will continue to expand to an additional 44 intersections by the end of 1997.

FREEWAY APPLICATIONS. For freeway applications, Autoscope can provide information for traffic management analysis, ramp control, incident detection and automated surveillance. Typical traffic information provided by the system includes traffic volumes, time occupancy, vehicle speeds and vehicle counts of three different vehicle classes based on length. The system could also be used to signal an alarm if it detects stopped vehicles or the sudden onset of congestion in a detection zone indicating a traffic incident on the highway. Using a video camera next to a freeway on-ramp, the Autoscope system can detect traffic movement on a freeway on-ramp or in the merging area on the freeway, and the resulting data can be used to prevent a queue from developing on a side street, to control on-ramp traffic signals or to determine the capacity of a merge area for planning and control purposes.

         An example of an Autoscope freeway application can be seen in Atlanta, Georgia. In preparation for the 1996 Olympics, the Georgia Department of Transportation (the "GDOT") upgraded its traffic management capabilities for both freeways and arterial corridors for the city of Atlanta. GDOT purchased and installed 57 multi-camera Autoscope systems on Atlanta freeways. The cameras were installed with a complementary video surveillance system over a fiber-optic network. The video and data output of the Autoscope systems are being routed to a central traffic management system. The traffic data is networked to several locations for managing and controlling freeways and archived for design, planning and simulation purposes. All of the Autoscope systems are initially being used as traditional freeway count stations measuring vehicle volumes, time occupancy and speed. The local distributor of Autoscope systems in Atlanta believes the system will be expanded by 50 or more Autoscope units by the end of 1997.

TRAFFIC INFORMATION GATHERING AND ANALYSIS. The Autoscope system is also used for basic traffic information gathering and analysis on intersections, freeways and other roadways. Traffic planners can use the traffic data collected by the Autoscope system to design roadway changes, define signal timing plans, approve commercial development plans and define the environmental impacts of traffic congestion. The Autoscope system can be used in temporary or semi-permanent configurations as a portable detection system during road repairs, construction or resurfacing and for special studies, such as traffic data collection by a planning department, a traffic consultant or a university. The Autoscope system can capture vast amounts of traffic data in its own memory or on a hard disk or the supervisor computer for later off-line graphing and analysis. Further flexibility is gained with the ability to videotape a section of roadway with a portable video camera and measure the traffic data off-line with the Autoscope.

POTENTIAL PRODUCT APPLICATIONS AND ENHANCEMENTS. The Company is engaged in a continuous effort to increase the number of applications and develop enhancements for the Autoscope system. Enhancements to the system are often a result of responses to needs identified by customers in the field. The Company has been involved in a number of consulting arrangements in which the Company has been engaged to manage the deployment of custom applications of the Autoscope system.

         In 1995, ISS won a competitive Federal Highway Administration (FHWA) R&D project to develop advanced traffic parameter measurements for improved adaptive traffic management. In this project ISS developed an experimental Autoscope prototype, called 2004.X, that consists of some enhancements of existing software to track vehicles and directly measure queue length, approach stops, turning movement, ramp parameters, freeway deceleration and lane changes. In a preliminary test on field data Autoscope 2004.X demonstrated excellent performance potential in field deployment. Measurements such as queue length and approach stops are known as Measures of Effectiveness (MOE) that are essential ingredients of advanced traffic control strategy such as RT-TRACS (Real Time Traffic Adaptive Control System) and are also essential to calibrating the degree of improvement, and consequently cost-effectiveness, in traffic congestion that is of direct interest to the end customer, the traveler. These MOEs can also be used in estimating vehicular emission on surface streets contributing to environmental pollution. Because direct measurements of such MOEs are not currently available, software such as RT-TRACS uses indirect estimations of these parameters in its traffic control logic. Providing low cost, direct measurement of these MOEs enables the traffic control software to be more accurate and effective.

         Measurement of intersection turning movements is also a very important parameter used by planners and designers in designing new roadway intersections and in upgrading traffic patterns at existing intersections. Currently, traffic authorities collect such data by deploying personnel at intersections to count individual vehicles one-at-a-time over a statistically significant period of time and then moving these personnel from intersection to intersection of an arterial roadway at a significant cost. The newly developed turning movement software will provide the measurement with no additional hardware deployment at every intersection where Autoscope is already deployed for intersection control. Also available in a portable platform that can be moved from intersection to intersection, this software can provide turning movement measurement at a significantly lower cost at intersections that do not currently have Autoscope installed for traffic control.

         The ramp parameter measurements developed as a part of the prototype consist of ramp queue length, ramp presence demand, ramp passage, and on-off ramp flow rate. Because of the wide area detection capability of Autoscope, all of these measurements at a ramp can be performed by a single Autoscope camera. The Autoscope system can be used not only in ramp meter operation but also in displaying the dynamic ramp queue delay to travelers approaching the ramp via a variable message sign (VMS). Additionally, this ramp queue data can be made available to the travelers over the internet through traveler information centers.

         Freeway deceleration and lane changes are additional parameters that can be used to improve incident/traffic alarm detection and prediction.

         In 1996,the Company completed the development of a software package called "ScopeServer". The ScopeServer software communicates with one or more Autoscope systems, manages the data generated by them in real-time, and runs concurrent applications based on this data. The user is able to write custom applications which use the output from the Autoscope system to control specific pieces of equipment, such as changeable message signs, or to manage traffic signals and ramps.

         The Company has also developed an automated incident detection algorithm (known as "AIDA") for use on freeways. Using AIDA as an added feature, the Autoscope system is able to monitor a variety of traffic parameters to determine when conditions, or changes in conditions, indicate a probability that an incident (such as a traffic accident) has occurred. The AIDA feature can be used with the Autoscope to alert freeway operations personnel of an incident, thus allowing a more rapid response to that incident to minimize its impact. This automated incident detection system has been field installed for evaluation and performance enhancements at test sites in Minnesota for more than four years. Additional projects in the U.S. and internationally are in progress to install and evaluate the performance of AIDA. Evaluation projects have typically been part of the initial trial phase of much larger, area wide deployments of the Autoscope system.

         In addition to AIDA, the Company has developed a second form of incident detection for use with the Autoscope system that will detect stopped vehicles. Strategic placement of stopped vehicle detection zones make it possible to identify vehicles on the shoulder of a highway, identify localized traffic slowdowns and adjust for such slowdowns without constant monitoring by an operator. The ScopeServer can then be used to collect information from multiple Autoscope microprocessors with that feature and route that information to a traffic control computer for real-time control applications, surveillance or analysis.

         In 1996, the Company introduced significant software enhancements to the Autoscope system, including several new detector types for better traffic control, improved algorithms for better count accuracy, improved system diagnostics, and a user-friendly on-line help system for operator efficiency. Further enhancements are planned with two additional software releases in 1997.

         The Company intends to continue development of a system enhancement that can measure the number of vehicles in a traffic queue. Currently, the Autoscope can estimate queues using multiple detection zones; however, to the Company's knowledge no vehicle detection system has been deployed that can actually measure the number of vehicles in a traffic queue at specific time intervals. That information could be used by traffic planners to measure traffic delays and provide the real-time feedback on the effectiveness of traffic control strategies. The queue information can also be used to infer energy consumption and vehicle emissions. The Company believes the queue measurement will be an enabling technology for the next generation of adaptive traffic control.

         While the Company believes that it will be able to develop and commercialize these product enhancements and applications, there can be no assurance that it will be able to do so or that offering such enhancements or applications will provide the Company any unique competitive advantage over existing or developed technology.

RESEARCH AND DEVELOPMENT

         The Company is engaged in continued research and development in order to lower manufacturing unit costs, develop less expensive system configurations, and improve product quality. The Company's research and development activities also are focused on broadening the applications of the Company's system and developing product enhancements. New applications and product enhancements are often a result of research and development in response to needs identified by customers in the field.

         In August 1995, the Company began development of an integrated video imaging processor which generally can be used for more narrowly defined traffic management environments than the current Autoscope product. In January of 1997, the Company agreed to provide this new product to the Minnesota Department of Transportation (Mn/DOT) for deployment in the Minneapolis central business district. Prototype testing is scheduled for June 1997, with first deployment in late fall. The contract with Mn/DOT calls for up to 146 new image sensors to be installed. The Company expects to receive $795,000 for the image sensors and associated hardware and related engineering services and support.

         The Company's research and development staff presently numbers twelve individuals, of whom five hold Ph.D. or other advanced degrees. The Company's research and development expenditures totaled approximately $834,000 in 1996 and $630,000 in 1995. The Company expects its research and development staff and expenditures to decrease marginally in 1997.

MARKETS

         Urban traffic congestion is a major global problem. Consequently, in the United States and in many developed countries throughout the world, there is a growing demand for traffic management and control technology. In the U.S. local and national government agencies continuously seek new solutions to traffic congestion. Traffic planners can build new roads or develop mass transit. However, both of these options are expensive, time consuming, and in many situations not feasible. In this era of governmental budgetary constraints, traffic planners are increasingly seeking solutions that will maximize the efficiency and utilization of the existing roadways.

         The costs due to congestion, including wasted fuel, increased accidents, and time lost, are substantial. In a report to Congress, the U.S. Secretary of Transportation estimated that lost productivity due to urban traffic congestion for the twenty-five largest U.S. metropolitan areas is approximately $34 billion per year and approximately $100 billion per year for the entire country. In an effort to reduce these costs, the U.S. Congress, in 1991, enacted the Intermodal Surface Transportation Efficiency Act ("ISTEA"), the purpose of which is to develop economically efficient and environmentally sound solutions to transportation system problems in the U.S. As part of ISTEA Congress endorsed a national transportation initiative known as Intelligent Transportation Systems ("ITS") and appropriated substantial funding for ITS projects. Under ISTEA the U.S. Department of Transportation must report to Congress periodically regarding the progress of ITS projects.

         ITS represents a new and growing area of interest within the transportation industry, dedicated to the application of advanced technology to meet the increased demands on the nation's transportation systems. One central principal of the ITS program is that solutions to transportation problems in the U.S. should focus on more efficient use of the current roads and systems, rather than merely increasing the quantity of roads and systems. ITS encourages technological developments that will improve highway safety, system operating efficiency, environmental quality, or energy utilization in transportation through improved interactions between roads, vehicles, and their drivers. ITS is an interdisciplinary initiative composed of a number of technologies, including those developed and used in the defense industry, information processing, communications, control, and electronics. With funding and oversight from the U.S. Department of Transportation, the Federal Highway Administration, and the state departments of transportation, the ITS program seeks to develop and implement a variety of transportation user services. ITS currently has over 100 projects in development or deployment stage throughout the U.S. in such areas as travel and traffic management, public transportation management, electronics toll payment, commercial vehicle operations, emergency management, and advanced vehicle safety systems. For the one-year period ending September 30, 1996, the U.S. Congress appropriated approximately $235 million for ITS-related programs. The Company is involved in several ITS programs that are funded through these appropriations.

         The Company believes that implementation of advanced traffic management schemes envisioned by ITS requires collection of real-time traffic conditions including traffic volume, roadway occupancy, traffic speed, stopped vehicles, vehicle direction, vehicle length, and traffic incidents. Loop detectors are generally too expensive to install and maintain in the large quantities required for implementing some of the more aggressive ITS programs.

         The Company is aware that other countries are initiating or contemplating initiating programs similar to ITS. For example, the European Community has a program called ERTICO, which is attempting to manage traffic with advanced technology. To date the Company has not generated any significant revenues from involvement in any foreign ITS-type programs. However, the Company believes that, once market acceptance increases in such countries, the utilization of the Autoscope system for freeway applications in such programs may increase.

CUSTOMERS

         The customers for Autoscope are primarily federal, state, city, and county departments of transportation; road commissions; and port, turnpike, and other transportation authorities. The decision makers within these government entities are typically traffic planners and government engineers, who in turn often rely on consulting firms that perform planning and feasibility studies for those entities. Most Autoscope systems deployed as part of an ITS program are ordered as components of major construction contracts, under subcontracts to system integrators or other suppliers of systems and services. Otherwise, state and local government agencies often install and maintain their own equipment. In order to increase sales of the Autoscope system, the Company must increase product and technology awareness within these customer groups. To date, the majority of Autoscope installations have been for evaluation testing by such governmental entities or for federal or state funded ITS programs.

COMPETITION

         Competition in the area of advanced traffic management and surveillance is growing, due in part to the increased federal funding of advanced technologies under the ITS program. Some of the companies that may compete with the Company in the business of developing and implementing traffic control systems include companies that have substantially more financial, technological, marketing, personnel, and research and development resources than the Company. The Company's products will compete not only with conventional methods of vehicle detection and traffic control, such as embedded loop detectors, but also with new technologies that may be applied to problems of urban traffic congestion. New technologies or applications in traffic control systems may provide the Company's customers with alternatives to the Autoscope system. Various technologies have been used as traffic sensing devices in the past and will continue to be developed for application to traffic management. These technologies include embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics, and microwaves. The Company estimates that over 95% of the detector systems currently in use in the U.S. are embedded loop detectors. Embedded loop detectors are relatively easy to manufacture and are currently manufactured by numerous companies throughout the world.

         The Company is aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Among the companies that are expected to provide direct competition to the Company's Autoscope system in the use of machine vision technology in traffic management are Traficon N.V ("Traficon"), Kortrijk, Belgium; EVA, Incorporated, San Francisco, California; Siemens AG, Munich, Germany; Peek Traffic, Inc., Jacksonville, Florida; Rockwell International, Anaheim, California; and Odetics, Anaheim, California. To the Company's knowledge, Traficon, Odetics, and Peek have working installations of their machine vision systems in the U.S. and other parts of the world. However, these companies do not have as many installations as ISS. To the Company's knowledge, machine vision systems are also being developed by the other competitors listed above. The Company is also aware of other companies that are developing vehicle detection systems based on technology other than machine vision. Electronic Integrated Systems, Inc. of Toronto, Ontario is developing a system based on microwave sensors; and AT&T is developing a system based on acoustic sensors. The Company is aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for the Autoscope system. Nevertheless, the Company believes that its product has undergone more extensive field testing and is at a more advanced stage of development than any of its competitors' products.

MARKETING AND MANUFACTURING

         Marketing and manufacturing of the Autoscope system in North America and the Caribbean is performed by Econolite Control Products, Inc. of Anaheim, California pursuant to a Manufacturing, Distributing and Technology License Agreement (the "Econolite Agreement"). Pursuant to that agreement, ISS has appointed Econolite as its licensee to make, have made, use, license, distribute and sell the Autoscope system and related technology in North American and the Caribbean. Econolite has agreed to use its best efforts to promote the sale of the Autoscope system and not to distribute products that compete with the Autoscope system. Econolite pays to ISS a royalty on all revenue derived by Econolite from sales of the Autoscope system. Econolite has over 62 years of experience in the traditional traffic intersection control industry.

         ISS may terminate the Econolite Agreement if certain minimum sales levels are not met. The minimum sales levels that must be reached is $4,000,000 for 1996 and each year thereafter. The initial term of the Econolite Agreement is fifteen years, ending in 2007, automatically renewable thereafter for additional one year periods unless terminated by either party on sixty days notice prior to the end of the initial term or any extension term. The Agreement may be terminated by ISS if Econolite shall have (i) been declared insolvent or bankrupt, (ii) violated the confidentiality provisions in the Econolite Agreement, (iii) failed to pay the specified royalties under the Econolite Agreement , (iv) failed to meet the minimum sales requirements under the Econolite Agreement, or (v) breached a material term or condition of the agreement and fails to cure such condition within 60 days of receiving notice of the breach. The Agreement may be terminated by Econolite if ISS shall have (i) been declared insolvent or bankrupt, (ii) violated the confidentiality provisions in the Econolite Agreement, (iii) failed to maintain the patent rights on the licensed products in accordance with the terms of the Econolite Agreement, or (iv) breached a material term or condition of the agreement and fails to cure such condition within 60 days of receiving notice of the breach.

         The Econolite Agreement grants a license to Econolite that encompasses any knowledge, information, know-how, software or devices relating to vehicle detection, whether patentable or not, that is licensed to ISS pursuant to the License Agreement with the University of Minnesota described below under "Patents and Proprietary Rights," and any knowledge, information, know-how, software or devices relating to vehicle detection owned or licensable by ISS. Econolite has a first negotiation right for extension of the license granted in the Econolite Agreement to include rights in countries outside North America and the Caribbean. Currently, Econolite has agreed to manufacture, on a non-exclusive basis, the Autoscope systems sold outside North America and the Caribbean. Econolite has agreed to indemnify and hold harmless ISS from and against any losses, damages or expenses arising out of the products made or sold by Econolite pursuant to the Econolite Agreement. All marketing decisions regarding the products covered by the Econolite Agreement are in the sole discretion of Econolite.

         Econolite provides a one year warranty on the current Autoscope system and must provide all service required under such warranty. Some of the component hardware incorporated in the Autoscope system, such as the supervisor computer and the video monitor, are standard computer hardware products that are available from multiple sources and can be purchased by Econolite for use in the system. Other parts, such as the cameras and the microprocessor are manufactured to certain specifications by third party vendors for integration into the system. While current vendors of components for the Autoscope system are meeting Econolite's and the Company's quality and performance expectations, the Company believes alternative component vendors are available should the necessity arise. Nevertheless, shortages of parts or the need to change vendors could adversely affect Econolite's ability to manufacture the Autoscope system, which could, in turn, adversely affect the Company's business.

         Econolite employs various quality control procedures in manufacturing and assembling the Autoscope system, including a nine step test procedure upon final assembly of the Autoscope system. The test procedures include individual testing of components and electrical specifications, as well as an overall system operation test. Econolite uses a "total quality management" approach to quality control and employs a quality assurance manager who is responsible for implementing and maintaining total quality management at Econolite. In addition, Econolite is in the process of attempting to comply with ISO 9000, a set of international standards used for quality assurance. The Company has not experienced any quality control problems with Econolite's manufacturing and assembly of the Autoscope system.

         The Company continues to strengthen its sales and marketing effort by investing in promotional activities to support Econolite's marketing efforts in North America and the Caribbean. As part of this effort, ISS and Econolite have an integrated marketing communications program. This program attempts to increase market awareness of the Company's technology and its product. ISS and Econolite have engaged in directed mailings of Autoscope brochures, manuals and videos to potential customers.

         ISS is establishing a direct sales and marketing capability in countries outside North America and the Caribbean. The Company currently has distributor agreements with twenty-four distributors covering foreign countries primarily in Europe and southeast Asia. Under the distributor agreements each distributor agrees to use its best efforts to market and sell the Autoscope system and to purchase one demonstration system of the Autoscope for use in its marketing efforts.

         The Company employs a business development director to manage and expand the distribution network in Europe, Asia Pacific and Latin America.

PATENTS AND PROPRIETARY RIGHTS

         The Company intends to actively protect its intellectual property assets and will actively seek, when appropriate, protection for owned or licensed products and proprietary information by means of U.S. and foreign patents, trademarks, and contractual arrangements. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information. The Company has a federally registered trademark right to "Autoscope."

         The technology underlying the Autoscope system was initially developed by Dr. Panos Michalopoulos, Chairman of the Board and Chief Scientific Advisor of ISS and a Professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. Additional system developments were funded, in part, by the Minnesota Department of Transportation and the Federal Highway Administration from 1985 to 1989. The U.S. patent for certain aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The University of Minnesota has filed to perfect related patents in France, Germany, the United Kingdom, and Japan. Dr. Michalopoulos has assigned all of his rights in such technology to the Company or to the University of Minnesota. The Company entered into a License Agreement (the "License Agreement") with the University of Minnesota in 1991.

         Under the License Agreement, the Company has been granted an exclusive, worldwide license, with a right to grant sublicenses, to make, have made, use, sell, and lease any product that incorporates knowledge, information, know-how, software and devices, whether patentable or not, in the possession of the University and related to a video vehicle detection system developed by the University of Minnesota, solely or jointly with the Company, including certain improvements made to such technology. In exchange for that license, the Company pays to the University of Minnesota (i) a royalty of 3% of the net sales of licensed products, (ii) 50% of all site license revenue, and (iii) 10% of all sublicensing revenue. For purposes of the License Agreement, net sales means the gross amount collected for sales, leases or licenses of licensed products. Licensed products include any manufactured product that incorporates the technology or improvements covered by the License Agreement. Site license revenue equals all revenue collected by the Company and specifically allocable to the Company for granting a license to use the licensed products at a specific location or by a specific user. Sublicensing revenue equals all revenue collected by the Company from parties to whom the Company grants sublicense rights to make or sell the licensed products. The University of Minnesota has retained a nonexclusive and nontransferable right to use the licensed technology for educational and research purposes. The License Agreement terminates at the termination of the patent covering the technology. The University of Minnesota may terminate the License Agreement if the royalties due thereunder are unpaid, if there is a material breach of the agreement by the Company or if the Company fails to use best efforts to effect commercial sales of the licensed products. The Company has agreed to indemnify the University of Minnesota against all liabilities or losses arising from (i) manufacture, use, lease or sale of a licensed product by the Company or a sublicensee of the Company, or (ii) a third party's use of a licensed product purchased from the Company or a sublicensee of the Company or (iii) a third party's manufacture of a licensed product at the request of the Company.

         The Company has sublicensed certain of its rights in the Autoscope technology to Econolite pursuant to the Econolite Agreement. See "Marketing and Manufacturing" above.

         The Company's technology is dependent upon the knowledge, experience, and skills of its key scientific and technical personnel. To protect its rights to its proprietary know-how and technology, Company policy requires all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of any discoveries and inventions made by such persons while devoted to Company activities.

EMPLOYEES

         As of March 15, 1997, the Company had twenty-six full time employees, of which twelve were engaged in research and development; six in product and customer support; three in sales and marketing; and five in administration, finance, and human resources. No employee is represented by a union. The Company believes its employee relations are good.

LIABILITY INSURANCE

         Econolite currently maintains $10,000,000 of product liability insurance, and ISS maintains $1,000,000 of product liability insurance. In addition, Econolite has agreed to indemnify and hold harmless ISS from and against any losses, damages, or expenses arising out of the products made or sold by Econolite pursuant to the Econolite Agreement.

There can be no assurance that the Company or Econolite will be able to obtain adequate insurance in the future or that claims will not be made in excess of any insurance coverage obtained.

ITEM 2. DESCRIPTION OF PROPERTY

                  The Company currently leases approximately 10,000 square feet of office space in St. Paul, Minnesota. The lease expires in June 1998. Aggregate annual lease payments under the lease are approximately $132,000. The Company believes its facilities are sufficient for its current needs.

ITEM 3. LEGAL PROCEEDINGS

                  During 1996, the Company was not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.



                                     PART II

ITEM 5. MARKET PRICE OF COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         Price Range of Common Stock on page 20 of the annual shareholder report for the year ended December 31, 1996, is incorporated herein by reference.

HOLDERS

         As of March 18, 1997, the Company had approximately 41 holders of record of its Common Stock and approximately 900 shareholders.

DIVIDENDS

         The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business; and therefore, it does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 and 9 of the annual shareholders report for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The report of independent auditors and financial statements included on pages 10 through 19 of the annual shareholders report for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS OF THE REGISTRANT

                  The information contained on pages 2 and 3 of Image Sensing Systems, Inc.'s Proxy Statement dated March 25, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 10. EXECUTIVE COMPENSATION

                  The information contained on pages 4 and 5 of Image Sensing Systems, Inc.'s Proxy Statement dated March 25, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information contained on pages 6 and 7 of Image Sensing Systems, Inc.'s Proxy Statement dated March 25, 1997, with respect to security ownership or certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.


                                    PART III

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)          LIST OF DOCUMENTS FILED AS PART OF THE REPORT:
            1.     Financial statements referenced in Item 7
            2.     Exhibits:
         EXHIBIT NO.       DESCRIPTION

         *3.1              Restated Articles of Incorporation of the Company

         *3.3              Bylaws of the Company

         *4.1              Specimen form of the Company's Common Stock
                           Certificate

         *4.2 1995 Long-Term Incentive and Stock Option Plan and form of Option Agreement

         *10.1 Manufacturing Distributing and Technology License Agreement dated June 11, 1991, as amended December 15, 1992, between Econolite Control Products, Inc. and the Company

         *10.2 License Agreement dated June 10, 1991 between the University of Minnesota and the Company

         *10.3             Form of Distributor Agreement

         *10.4 Employment Agreement dated January 3, 1995 between the Company and Panos G. Michalopoulos

         *10.5 Employment Agreement dated January 3, 1995 between the Company and Spiro G. Voglis

         *10.6             Commercial Note with Norwest Bank Minnesota, N.A.
                           dated February 16, 1995

         *10.7             Form of Data Exchange and Disclosure Agreement

         *10.8 Lease Agreement dated January 14, 1994 between the Company and Bradley Real Estate Trust

         *10.9 Assignment from Panos G. Michalopoulos to the Company dated January 19, 1985

         10.10 Office Lease Amendment I dated June 8, 1995, by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc.

         10.11 Second Lease Amendment dated October 13, 1995, by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc.

         10.12             Extension of Dr. Spiro Voglis's employment agreement.

         10.13 Consulting Agreement dated February 24, 1997, by and between Arthur J. Bourgeois and Image Sensing Systems, Inc.

         13.1 Annual Report of the Company for the year ended December 31, 1996, certain portions of which are incorporated by reference into this Annual Report on Form 10-K.

         23.1              Consent of Ernst & Young LLP

         27                Financial data schedule


         (b)               REPORTS ON FORM 8-K FILED DURING FOURTH QUARTER OF
                           1996: NONE

* Incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Image Sensing Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           IMAGE SENSING SYSTEMS, INC.

         ___________________________________________   Date:  March 25, 1997
         By:      Spiro G. Voglis, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints Spiro G. Voglis and Arthur J. Bourgeois, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connections with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


                                                          Date:  March    , 1997
         By:      Panos G. Michalopoulos
                  Chairman of the Board & Director

                                                          Date:  March    , 1997
         By:      Spiro G. Voglis
                  President & Director
                  (Chief Executive Officer)

                                                          Date:  March    , 1997
         By:      Richard P. Braun
                  Director

                                                          Date:  March    , 1997
         By:      Richard C. Magnuson
                  Director

                                                          Date:  March    , 1997
         By:      James Murdakes
                  Director

                                                          Date:  March    , 1997
         By:      C. (Dino) Xykis
                  Director

                                                          Date:  March    , 1997
         By:      Arthur J. Bourgeois
                  Chief Financial Officer