Form 10QSB
period 1997-03-31
IMAGE SENSING SYSTEMS INC
filed 1997-05-15
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1997               Commission File Number 0-26056
-----------------------------------               ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


         Minnesota                                        41-1519168
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


                                 Not applicable
        (Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes __X__  No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value -- 2,475,000 shares as of April 21, 1997.




                           IMAGE SENSING SYSTEMS, INC.


                                      INDEX

           PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.    Condensed Financial Statements:

           Condensed Balance Sheets
           March 31, 1997 and December 31, 1996                           3

           Condensed Statements of Operations
           Three month periods ended March 31, 1997 and 1996              4

           Condensed Statements of Cash Flows
           Three month periods ended March 31, 1997 and 1996              5

           Notes to Condensed Financial Statements                        6


Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                  7


           PART II.  OTHER INFORMATION

Item 5.    Other Information                                             10

Item 6.    Exhibits and Reports on Form 8-K                              10

           Signatures                                                    11



                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                           IMAGE SENSING SYSTEMS, INC.

                             CONDENSED BALANCE SHEET

                                                March 31,      December 31,
                                                   1997            1996
                                               -----------     -----------
ASSETS                                         (Unaudited)        (Note)
Current assets:
       Cash and cash equivalents               $ 1,522,000     $ 1,694,000
       Accounts receivable                         985,000         772,000
       Refundable and deferred income taxes         63,000          63,000
       Inventories                                  70,000          70,000
       Prepaid expenses                             25,000          45,000
                                               -----------     -----------
Total current assets                             2,665,000       2,644,000

Property and equipment, net                        601,000         614,000
                                               -----------     -----------
Total Assets                                   $ 3,266,000     $ 3,258,000
                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                        $   342,000     $   296,000
       Accrued compensation                        148,000         159,000
       Prepaid contract service fee                 95,000         127,000
                                               -----------     -----------
Total current liabilites                           585,000         582,000

Deferred income tax liability                       36,000          36,000

Shareholders' equity:
       Common stock                                 25,000          25,000
       Additional paid-in capital                3,875,000       3,875,000
       Retained earnings (deficit)              (1,255,000)     (1,260,000)
                                               -----------     -----------
                                                 2,645,000       2,640,000
                                               -----------     -----------

Total liabilities and shareholders' equity     $ 3,266,000     $ 3,258,000
                                               ===========     ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes


                           IMAGE SENSING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Month Period Ended
                                                           March 31
                                                  ---------------------------
                                                      1997            1996
                                                  ---------------------------

REVENUE:
      Product sales                               $   352,000     $    74,000
      Royalties and commissions                       521,000         420,000
      Consulting and contract fees                     32,000         136,000
                                                  -----------     -----------
                                                      905,000         630,000

COSTS OF REVENUE:
      Product sales                                   165,000          29,000
      Royalties and commissions                        66,000          46,000
      Consulting and contract fees                     31,000          93,000
                                                  -----------     -----------
                                                      262,000         168,000
                                                  -----------     -----------
Gross profit                                          643,000         462,000

OPERATING EXPENSES:
      Selling, general and administrative             495,000         768,000
      Research and development                        171,000         319,000
                                                  -----------     -----------
                                                      666,000       1,087,000
                                                  -----------     -----------
Loss from operations                                  (23,000)       (625,000)

Other income, net                                      28,000          30,000
                                                  -----------     -----------
Income (loss) before income taxes                       5,000        (595,000)
Income taxes (benefit)                                   --           (18,000)
                                                  ===========     ===========
Net income (loss)                                 $     5,000     $  (577,000)
                                                  ===========     ===========


Net income (loss) per common share                $      --       $     (0.23)
                                                  ===========     ===========


Weighted average number of shares
      and common share equivalents outstanding      2,475,000       2,475,000
                                                  ===========     ===========

See accompanying notes


                           IMAGE SENSING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Month Period Ended
                                                                    March 31
                                                          ----------------------------
                                                              1997            1996
                                                          ----------------------------
OPERATING ACTIVITIES:
         Net income (loss)                                $     5,000     $  (577,000)
         Adjustments to reconcile net income (loss) to
           net cash used in operating activities             (147,000)        (46,000)
                                                          -----------     -----------
         Net cash used in operating activities               (142,000)       (623,000)


INVESTING ACTIVITIES:
         Purchase of property and equipment                   (30,000)        (43,000)
                                                          -----------     -----------
         Net cash used in investing activities                (30,000)        (43,000)


FINANCING ACTIVITIES:                                            --              --


                                                          -----------     -----------
Increase (decrease) in cash and cash equivalents             (172,000)       (666,000)

Cash and cash equivalents, beginning of period              1,694,000       2,564,000
                                                          -----------     -----------
Cash and cash equivalents, end of period                  $ 1,522,000     $ 1,898,000
                                                          ===========     ===========

See accompanying notes



                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997

Note A:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996.

Note B:  Net Income Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share". This Statement replace the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the quarter ended March 31, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net income per share as reported.


Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Three Month Period Ended March 31, 1997)

Revenues for the first quarter of 1997 were $905,000 up 44% from $630,000 for the same period a year ago. The increase in first quarter revenues was due primarily to added sales of Autoscope(R) systems by both ISS directly overseas and by our North American distributor. One direct sale to an Asian customer accounted for over $245,000 of product sales.

Gross profits were $643,000 in the first quarter of 1997, or 71% of revenue, compared to $462,000, or 73% of revenue, for the same period a year ago. The reduced margin in 1997 is due primarily to proportionately more revenue from direct sales, which have lower gross profit margins than royalties and commissions.

Selling, general and administrative expenses were $495,000 for the first quarter of 1997 compared to $768,000 for the same period a year ago. The decrease was due primarily from reduced personnel costs in technical, sales and marketing as fewer personnel are now employed in each of these areas..

Research and development expenses were $171,000 for the first quarter of 1997 compared to $319,000 for the same period a year ago. The decrease was due primarily from less costs for contracted outside product development.

Other income, net was $28,000, virtually unchanged from the first quarter of 1996.

The Company expects to avail itself of an operating loss carryforward and incur no income tax expense in 1997.


Liquidity and Capital Resources:

The Company completed an initial public offering in June 1995 with the sale of 990,000 shares of common stock, receiving net proceeds of approximately $3.9 million. The proceeds are being used for the expansion of the business and the unused portion is currently held in interest-bearing cash equivalents.

Cash used in operations was $142,000 for the first quarter of 1997, compared to $623,000 for the same period in 1996. The improvement in cash flow from operations was primarily due to net income for the first quarter of 1997 of $5,000 compared to a net loss of $577,000 for the first quarter of 1996.

Capital expenditures were $30,000 for the first quarter of 1997, compared to $43,000 for the same period in 1996. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1997.

Management believes that its cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.


Factors Affecting Future Performance:

Periodically in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including the ability and willingness of governmental agencies responsible for roadway planning to invest in Autoscope machine vision technology for advanced traffic management, the impact of new products introduced by competitors, and higher than expected expenses to complete the development of new products and to establish a worldwide marketing presence.


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


                                    Image Sensing Systems, Inc.
                                    (Registrant)


Dated:  May 5, 1997                 /s/ Spiro G. Voglis
                                    Spiro G. Voglis
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: May 5, 1997                  /s/ Arthur J. Bourgeois
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)