Form 10QSB
period 1997-06-30
IMAGE SENSING SYSTEMS INC
filed 1997-08-11
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997                Commission File Number 0-26056
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

     Common Stock, $.01 Par Value -- 2,475,000 shares as of August 1, 1997.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

           PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.    Condensed Financial Statements:

           Condensed Balance Sheets
           June 30, 1997 and December 31, 1996                              3

           Condensed Statements of Operations
           Three and six month periods ended June 30, 1997 and 1996         4

           Condensed Statements of Cash Flows
           Six-month periods ended June 30, 1997 and 1996                   5

           Notes to Condensed Financial Statements                          6


Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                    7


           PART II.  OTHER INFORMATION

Item 5.    Other Information                                               10

Item 6.    Exhibits and Reports on Form 8-K                                10

           Signatures                                                      11

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                           IMAGE SENSING SYSTEMS, INC.
                             CONDENSED BALANCE SHEET


                                                June 30      December 31,
                                                  1997           1996
                                              -----------    -----------
ASSETS                                        (Unaudited)      (Note)
Current assets:
       Cash and cash equivalents              $ 1,546,000    $ 1,694,000
       Accounts receivable                      1,119,000        772,000
       Refundable and deferred income taxes        45,000         63,000
       Inventories                                 81,000         70,000
       Prepaid expenses                            65,000         45,000
                                              -----------    -----------
Total current assets                            2,856,000      2,644,000

Property and equipment, net                       576,000        614,000
                                              -----------    -----------
Total Assets                                  $ 3,432,000    $ 3,258,000
                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                       $   254,000    $   296,000
       Accrued expenses                           173,000        159,000
       Deferred contract service fee               67,000        127,000
                                              -----------    -----------
Total current liabilities                         494,000        582,000

Deferred income tax liability                      36,000         36,000

Shareholders' equity:
       Common stock                                25,000         25,000
       Additional paid-in capital               3,875,000      3,875,000
       Retained earnings (deficit)               (998,000)    (1,260,000)
                                              -----------    -----------
                                                2,902,000      2,640,000
                                              -----------    -----------

Total liabilities and shareholders' equity    $ 3,432,000    $ 3,258,000
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

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Month Period Ended     Six Month Period Ended
                                                           June 30                     June 30
                                                 -------------------------    -------------------------
                                                      1997        1996            1997         1996
                                                 -------------------------    -------------------------
REVENUE:
      Product sales                              $   296,000   $   131,000        648,000       205,000
      Royalties and commissions                      784,000       517,000      1,305,000       937,000
      Consulting and contract fees                    51,000       204,000         83,000       340,000
                                                 -----------   -----------    -----------   -----------
                                                   1,131,000       852,000      2,036,000     1,482,000

COSTS OF REVENUE:
      Product sales                                   68,000        78,000        233,000       107,000
      Royalties and commissions                       88,000        59,000        154,000       105,000
      Consulting and contract fees                    27,000       151,000         58,000       244,000
                                                 -----------   -----------    -----------   -----------
                                                     183,000       288,000        445,000       456,000
                                                 -----------   -----------    -----------   -----------
Gross profit                                         948,000       564,000      1,591,000     1,026,000

OPERATING EXPENSES:
      Selling, general and administrative            552,000       648,000      1,047,000     1,416,000
      Research and development                       160,000       236,000        331,000       555,000
                                                 -----------   -----------    -----------   -----------
                                                     712,000       884,000      1,378,000     1,971,000
                                                 -----------   -----------    -----------   -----------
Income (loss) from operations                        236,000      (320,000)       213,000      (945,000)

Other income, net                                     21,000        22,000         49,000        52,000
                                                 -----------   -----------    -----------   -----------
Income (loss) before income taxes                    257,000      (298,000)       262,000      (893,000)
Income taxes (benefit)                                  --            --             --         (18,000)
                                                 -----------   -----------    -----------   -----------
Net income (loss)                                $   257,000   $  (298,000)   $   262,000   $  (875,000)
                                                 ===========   ===========    ===========   ===========


Net income (loss) per common share               $      0.10   $     (0.12)   $      0.10   $     (0.35)
                                                 ===========   ===========    ===========   ===========


Weighted average number of shares
      and common share equivalents outstanding     2,475,000     2,475,000      2,475,000     2,475,000
                                                 ===========   ===========    ===========   ===========


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Month Period Ended
                                                                  June 30
                                                         --------------------------
                                                             1997          1996
                                                         -----------    -----------
OPERATING ACTIVITIES:
         Net income (loss)                               $   262,000    $  (875,000)
         Adjustments to reconcile net income (loss) to
           net cash used in operating activities            (362,000)      (224,000)
                                                         -----------    -----------
         Net cash used in operating activities              (100,000)    (1,099,000)


INVESTING ACTIVITIES:
         Purchase of property and equipment                  (48,000)       (65,000)
                                                         -----------    -----------
         Net cash used in investing activities               (48,000)       (65,000)


FINANCING ACTIVITIES:                                           --             --


                                                         -----------    -----------
Increase (decrease) in cash and cash equivalents            (148,000)    (1,164,000)

Cash and cash equivalents, beginning of period             1,694,000      2,564,000
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $ 1,546,000    $ 1,400,000
                                                         ===========    ===========


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

Note A:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996.

Note B:  Net Income Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share". This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the three and six month periods ended June 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and net income per share as reported.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                (Three and Six Month Periods Ended June 30, 1997)


Revenues for the second quarter of 1997 were $1,131,000 up 33% from $852,000 for the same period a year ago while revenues for the first half of 1997 were $2,036,000, up 37% from $1,482,000 a year ago. The increase in revenues for the quarter and six month period was due primarily to added royalty income resulting from increased sales of Autoscope(R) systems by our North American distributor and added direct product sales to international customers. Sales revenue increases for the second quarter and six month period were offset in part by decreased contract fees as the Company completed a large contract in the fourth quarter of 1996.

Gross profits were $948,000 in the second quarter of 1997, or 84% of revenue, compared to $564,000, or 66% of revenue, for the same period a year ago. Gross profits for the first half of 1997 were $1,591,000, or 78% of revenue, compared to $1,026,000, or 69% of revenue, for the same period a year ago. The improvement in margins in 1997 are due primarily to proportionately more revenue from royalties and direct sales, which have higher gross profit margins than contract fee income.

Selling, general and administrative expenses were $552,000 and $1,047,000, respectively, for the three and six month periods ended June 30, 1997 compared to $648,000 and $1,416,000 for the same periods a year ago. The decreases were due primarily from reduced personnel costs in technical, sales and marketing and general and administrative departments as fewer personnel are now employed in each of these areas.

Research and development expenses were $160,000 and $331,000, respectively, for the three and six month periods ended June 30, 1997 compared to $236,000 and $555,000 for the same periods a year ago. The decreases were due primarily from less costs for contracted outside product development services and parts.

Other income, net was $21,000 and $49,000, respectively, for the three and six month periods ended June 30, 1997 compared to $22,000 and $52,000, respectively, for the same periods a year ago. The small decrease resulted primarily from slightly less interest income from cash equivalents.

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

Cash used in operations was $100,000 for the six-month period ended June 30, 1997, compared to $1,099,000 for the same period in 1996. The decrease in negative cash flow from operations was primarily due to the turn-around in operating results as the Company had net income of $262,000 for the first half of 1997 compared to a net loss of $875,000 for the first half of 1996.

Capital expenditures were $48,000 for the six-month period ended June 30, 1997, compared to $65,000 for the same period in the prior year. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1997.

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

                  Not applicable

Item 3.           Defaults upon Senior Securities

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting on May 12, 1997, in Minneapolis, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A The only matter voted upon at the meeting was the election of directors as follows:

                  Director                      For          Withhold Authority
                  --------                      ---          ------------------

                  Panos G. Michalopoulos    2,247,687              24,200
                  Spiro G. Voglis           2,247,687              24,200
                  Richard C. Magnuson       2,248,687              23,200
                  Richard P. Braun          2,248,687              23,200
                  James Murdakes            2,248,687              23,200
                  C. (Dino) Xykis           2,248,687              23,200

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


                                    Image Sensing Systems, Inc.
                                    (Registrant)


Dated:  August 11, 1997             /s/  Spiro G. Voglis
                                    -------------------------------------------
                                    Spiro G. Voglis
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated:  August 11, 1997             /s/  Arthur J. Bourgeois
                                    -------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)