Form 10QSB
period 1997-09-30
IMAGE SENSING SYSTEMS INC
filed 1997-11-07
CIK 943034

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997           Commission File Number 0-26056

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

                        --------------------------------
                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)
                        --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes  X     No
                                                             -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Common Stock, $.01 Par Value -- 2,477,500 shares as of November 3, 1997.

--------------------------------------------------------------------------------

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

           PART I.  FINANCIAL INFORMATION                               Page No.
                                                                        --------
Item 1.    Condensed Financial Statements (unaudited):

           Condensed Balance Sheets
           September 30, 1997 and December 31, 1996                        3

           Condensed Statements of Operations
           Three and nine month periods ended
           September 30, 1997 and 1996                                     4

           Condensed Statements of Cash Flows
           Nine month periods ended September 30, 1997 and 1996            5

           Notes to Condensed Financial Statements                         6


Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                   7


           PART II.  OTHER INFORMATION

Item 5.    Other Information                                              10


Item 6.    Exhibits and Reports on Form 8-K                               10

           Signatures                                                     11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                             Condensed Balance Sheet


                                                September 30      December 31,
                                                    1997             1996
                                                ------------      ------------
ASSETS                                          (Unaudited)          (Note)
  Current assets:
  Cash and cash equivalents                     $ 1,904,000       $ 1,694,000
  Accounts receivable                             1,603,000           772,000
  Refundable and deferred income taxes               45,000            63,000
  Inventories                                       192,000            70,000
  Prepaid expenses                                   53,000            45,000
                                                -----------       -----------
Total current assets                              3,797,000         2,644,000

Property and equipment, net                         569,000           614,000
                                                -----------       -----------
Total Assets                                    $ 4,366,000       $ 3,258,000
                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                              $   503,000       $   296,000
  Accrued expenses                                  208,000           159,000
  Deferred revenue                                  488,000           127,000
                                                -----------       -----------
Total current liabilities                         1,199,000           582,000

Deferred income tax liability                        36,000            36,000

Shareholders' equity:
  Common stock                                       25,000            25,000
  Additional paid-in capital                      3,884,000         3,875,000
  Retained earnings (deficit)                      (778,000)       (1,260,000)
                                                -----------       -----------
                                                  3,131,000         2,640,000
                                                -----------       -----------

Total liabilities and shareholders' equity      $ 4,366,000       $ 3,258,000
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

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                            Three Month Period Ended     Nine Month Period Ended
                                                  September 30                September 30
                                            ------------------------    ------------------------
                                                1997         1996          1997         1996
                                            ------------------------    ------------------------
REVENUE:
  Product sales                             $  307,000    $  244,000    $  955,000   $   449,000
  Royalties and commissions                    864,000       302,000     2,169,000     1,239,000
  Consulting and contract fees                   7,000       177,000        90,000       517,000
                                            ------------------------    ------------------------
                                             1,178,000       723,000     3,214,000     2,205,000

COSTS OF REVENUE:
  Product sales                                227,000        85,000       460,000       192,000
  Royalties and commissions                     75,000        37,000       229,000       142,000
  Consulting and contract fees                   7,000       116,000        65,000       360,000
                                            ------------------------    ------------------------
                                               309,000       238,000       754,000       694,000
                                            ------------------------    ------------------------
Gross profit                                   869,000       485,000     2,460,000     1,511,000

OPERATING EXPENSES:
  Selling, general and administrative          515,000       581,000     1,562,000     1,997,000
  Research and development                     157,000       172,000       488,000       727,000
                                            ------------------------    ------------------------
                                               672,000       753,000     2,050,000     2,724,000
                                            ------------------------    ------------------------
Income (loss) from operations                  197,000      (268,000)      410,000    (1,213,000)

Other income, net                               23,000        19,000        72,000        71,000
                                            ------------------------    ------------------------
Income (loss) before income taxes              220,000      (249,000)      482,000    (1,142,000)
Income taxes (benefit)                             -             -             -         (18,000)
                                            ------------------------    ------------------------
Net income (loss)                           $  220,000    $ (249,000)   $  482,000   $(1,124,000)
                                            ========================    ========================


Net income (loss) per common share          $     0.09    $    (0.10)   $     0.19   $     (0.45)
                                            ========================    ========================

Weighted average number of shares
  and common share equivalents outstanding   2,496,000     2,475,000     2,493,000     2,475,000
                                            ========================    ========================



See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Nine Month Period Ended
                                                             September 30
                                                      ------------------------
                                                          1997         1996
                                                      -------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                   $  482,000    $(1,124,000)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities               (192,000)       366,000
                                                      -------------------------
Net cash provided by (used in) operating activities      290,000       (758,000)


INVESTING ACTIVITIES:
  Purchase of property and equipment                     (90,000)      (133,000)
                                                      -------------------------
  Net cash used in investing activities                  (90,000)      (133,000)


FINANCING ACTIVITIES:

  Proceeds from exercise of stock option                  10,000
                                                      -------------------------
  Net cash provided by financing activities               10,000
                                                      -------------------------

Increase (decrease) in cash and cash equivalents         210,000       (891,000)

Cash and cash equivalents, beginning of period         1,694,000      2,564,000
                                                      -------------------------
Cash and cash equivalents, end of period              $1,904,000    $ 1,673,000
                                                      =========================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

Note A:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996.

Note B:  Net Income Per Share

Net income (loss) per share for the three and nine month periods ended September 30, 1997 and 1996 are computed using the weighted average number of common shares outstanding during the periods, including common stock equivalents if dilutive.

In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share". This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the three and nine month periods ended September 30, 1997, the difference between basic earnings per share under Statement No. 128 and net income per share as reported is less than one cent per share.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             (Three and Nine Month Periods Ended September 30, 1997)

Revenues for the third quarter of 1997 were $1,178,000, up 63% from $723,000 for the same period a year ago while revenues for the nine month period ended September 30, 1997 were $3,214,000, up 46% from $2,205,000 a year ago. The increase in revenues for the quarter and nine month period was due primarily to added royalty and commission income resulting from increased sales of Autoscope(R) systems by Econolite Control Products, Inc., our North American Distributor, and added direct product sales. Shipment of 34 Autoscope systems to Houston, Texas and an upgrade of 168 Autoscope systems in Oakland County, Michigan accounted for a significant portion of the increase in the third quarter.

Gross profits were $869,000 in the third quarter of 1997, or 74% of revenue, compared to $485,000, or 67% of revenue, for the same period a year ago. Gross profits for the nine month period of 1997 were $2,460,000, or 77% of revenue, compared to $1,511,000, or 69% of revenue, for the same period a year ago. The increased gross profits in 1997 were due primarily to increased revenue while the increased margins in 1997 were due primarily to proportionately more revenue from royalties and commissions, which have higher gross profit margins than contract fee income.

Selling, general and administrative expenses were $515,000 and $1,562,000, respectively, for the three and nine month periods ended September 30, 1997 compared to $581,000 and $1,997,000 for the same periods a year ago. The decreases in 1997 were due primarily from reduced personnel costs in technical, sales and marketing and general and administrative departments as fewer personnel are now employed in each of these areas.

Research and development expenses were $157,000 and $488,000, respectively, for the three and nine month periods ended September 30, 1997 compared to $172,000 and $727,000 for the same periods a year ago. The decreases were due primarily to less costs for contracted outside product development services and parts.

Other income, net was $23,000 and $72,000, respectively, for the three and nine month periods ended September 30, 1997 compared to $19,000 and $71,000, respectively, for the same periods a year ago. The small increase was due primarily to holding more interest bearing cash equivalents in the third quarter of 1997 compared to the same period a year ago.

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

Operating activities provided $290,000 in cash for the nine month period ended September 30, 1997, compared to a use of cash of $758,000 for the same period in 1996. The decrease in negative cash flow from operations was primarily due to the turn-around in operating results as the Company had net income of $482,000 for the nine month period ended September 30, 1997 compared to a net loss of $1,124,000 for the same period in 1996.

Capital expenditures were $90,000 for the nine month period ended September 30, 1997, compared to $133,000 for the same period in the prior year. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1997.

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

Item 1.   Legal Proceedings
          Not applicable

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.   Other Information
          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
          The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended
          September, 30, 1997:
          11   Computation of Earnings Per Share
          27   Financial Data Schedule

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

                                    Image Sensing Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)


Dated:  November 7, 1997            /s/ Spiro G. Voglis
                                    --------------------------------------------
                                    Spiro G. Voglis
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated:  November 7, 1997            /s/ Arthur J. Bourgeois
                                    --------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)