Form 10KSB40
period 1997-12-31
IMAGE SENSING SYSTEMS INC
filed 1998-03-31
CIK 943034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

                          COMMON STOCK, $.01 PAR VALUE
                               Title of each class

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB. [X]

            The registrant's revenues for the fiscal year ended December 31, 1997 totaled $4,328,000.

            Based on the closing bid price at March 26, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,163,925.

            The number of shares outstanding of the registrant's $.01 par value common stock, as of March 26, 1998, was 2,478,200 shares.

Transitional Small Business Issuer Format:   [ ] Yes  [X] No

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the annual shareholders report for the year ended December 31, 1997, which was filed as a exhibit hereto, are incorporated by reference into Parts I and II.

Portions of the registrant's Proxy Statement for its May 28, 1998 Annual Meeting, which will be filed prior to April 30, 1998, are incorporated by reference in Part III.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

            ISS was founded in 1984 to develop and market products using video image processing technology for use in advanced traffic management systems and traffic data collection. Video image processing, also known as machine vision or artificial vision, is a technology that analyzes video images through computer programs and special purpose hardware. By using video cameras and computers to emulate the function of the human eye, machine vision has been used in a variety of industrial applications. ISS has combined its proprietary machine vision technology, consisting of complex algorithms, software, and special purpose hardware with commercially available computer hardware and video cameras, to create a system that collects, processes, and analyzes video images.

            The Company's first product, the Autoscope(R) Wide Area Video Vehicle Detection System, converts video images of a traffic scene into digitized traffic data that may be transmitted to local or remote locations for real-time traffic management or stored for later analysis. The Autoscope system is modular, flexible, and expandable and has a variety of current and potential applications in intersection control, freeway traffic management, and traffic data collection. Automated vehicle detection for traffic management has traditionally been performed with inductive wire loops buried in the pavement. The Autoscope system is easier to install, and maintain than these embedded loop detectors; is non-destructive to road surfaces; and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. The Company believes that the Autoscope system is superior to loop detectors or most other commercially available vehicle detection systems in its current range of applications and its ability to support new applications for advanced technology solutions to traffic management problems.

            In 1987, the University of Minnesota, utilizing the technology underlying the Autoscope system, demonstrated the first working traffic application of image processing technology. The U.S. patent for certain aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The Company has an exclusive worldwide license from the University of Minnesota for that technology and the patent and pays royalties to the University of Minnesota in exchange for such license. The Company has sublicensed the exclusive right to manufacture and market the Autoscope system in North America and the Caribbean to Econolite Control Products, Inc. (Econolite) of Anaheim, California and receives royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by the Company outside of North America and the Caribbean.

            The Autoscope system was first marketed and sold commercially in 1991. In 1993, the Company began to market the Autoscope system outside of North America through distributor arrangements, and the Company intends to continue to increase its marketing efforts in foreign countries. The Company currently has twenty-two distributors covering countries primarily in Europe, Southeast Asia, and South America.

TECHNOLOGY

            The machine vision industry utilizes technology that converts real world "scenic" information into digital electronic signals for processing by computer. Machine vision has a number of industrial applications. For example, machine vision technology is used for quality control in manufacturing processes. An image of a manufactured product can be fed by video into a computer and analyzed to determine if that finished product satisfies production standards that have been programmed into the computer. The defense industry has used machine vision in a number of applications. For example, "smart" bombs use video imaging technology to identify targets through the use of special optic sensors that feed scenic information into sophisticated computer programs that process the scenic information into target location coordinates.

            Through the use of its sophisticated proprietary technology, the Company has been able to apply machine vision technology to traffic management problems. The Company's technology was initially developed by Dr. Panos Michalopoulos, Chairman of the Board and Chief Scientific Advisor of ISS and a Professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. The technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope system.

THE AUTOSCOPE SYSTEM

            The Autoscope system generally consists of one to four video cameras, a flexible modular microprocessor with specialized software and circuitry, and a supervisor computer with a video monitor, keyboard, and mouse. The Autoscope microprocessor accepts scenic input from the video cameras and, through a series of complex algorithms and computer software, converts the scenic data into digitized data. This data can then be used for traffic control, research, management, and planning purposes. Most brands of commercially available personal computers with standard configurations can be used as the supervisor computer in the system.

            The Autoscope system permits a user to draw detection zones on a video screen displaying the traffic scene and derive traffic data from the portion of the image specified by the detection zones displayed on the screen. The system analyzes virtual detection zones that appear only on the video screen, not on the roadway. Each detection zone represents an area in the field of view of the camera that the system user wishes to analyze for determining the presence of vehicles or extracting other pertinent traffic data. Over 100 detection zones can be programmed into multi-camera systems. The system user determines the detection zones by drawing them on a video monitor with a mouse. Different types of detection zones can be selected and may be placed anywhere in any orientation within the field of view of the cameras using the system's unique interactive graphics. The detection zones can be changed simply by using the mouse to resize, reshape, or relocate the detection zones on the video monitor. Once a new detection configuration has been created, the supervisor computer system can display the detection zones on its own video monitor, together with the live video image, to monitor the system in operation. When a vehicle is under the detection zone, the detection zone changes in color or intensity, thereby providing visual verification of correct system operation. Measured traffic data may be displayed on the video monitor of the supervisor computer in numeric format. The traffic data may be transmitted to another host computer via modem and dial-up telephone lines, private cable, fiber optic network, direct cable connection, or various other wireless communications equipment. Vehicle detection output can also be routed to intersection signal controllers. A detection signal is generated each time a vehicle crosses one of the virtual detection zones, thus enabling the system to accumulate measured traffic data in user-selected categories, such as volume, average speed, time occupancy (percent of time the detection zone is occupied), headways (time interval between vehicles), flow rate (vehicles per hour per lane), and vehicle length. Information from the system can be processed in real-time or stored for later analysis.

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

            The Company plans to introduce its new product, Autoscope Solo, in 1998. The Solo, which integrates the video image processor camera and peripherals, was developed over the last two years and has now been deployed in a large project in Minneapolis, Minnesota. The testing and hardware/software integration in this installation are designed to ensure that a reliable, stable product will be available when the first customer shipments begin, which is currently scheduled for mid-1998.

            The current price to the end user of one Autoscope 2004 system ranges from $16,000 to $37,000, depending on the options included in the system, including the hardware configurations and the number of cameras used. The price range for the new Solo product has not yet been established.

CURRENT APPLICATIONS AND INSTALLATIONS

            The current Autoscope system may be used in a number of applications, primarily for intersections, freeways, tunnels, and traffic count stations. In addition, the Company has identified additional potential traffic and non-traffic related applications for the system that it intends to pursue.

INTERSECTION APPLICATIONS. The Autoscope system can be installed at an intersection to provide traffic detection information as required by an intersection signal controller. An intersection signal controller is essentially a device that contains a set of sophisticated computer programs, separate from the vehicle detection system, that uses the traffic detection information to control the green, yellow, and red lights for each of the turning or through lanes to provide for safe and efficient movement of vehicles through the intersection. More sophisticated intersection signal controllers use detection information to maximize the efficient flow of traffic through one or more intersections. The extent to which a signal controller is successful is dependent not only on the level of sophistication of the controller but also on the quality and reliability of the detection system and the type of traffic data provided.

            The Autoscope system can be programmed to provide data with respect to vehicle presence, traffic volume, time occupancy (percent of time the detection zone is occupied), vehicle speed, turning movements, queue lengths, stopped vehicles, vehicle direction, and vehicle length. This information is then routed to the intersection signal controller to control the flow of traffic at the intersection or provide alarms at centralized traffic control centers. For example, the Autoscope system can determine that a queue has developed at a stoplight and route that information to the intersection controller so that the signal times can be adjusted appropriately or a left turn signal phase can be engaged if a line develops at the left turn lane. In addition, selected detection zones in the Autoscope system can be programmed so that they only detect cars moving in one direction. This capability can be used to prevent undesired detections, such as a left turning vehicle that has turned too sharply and is momentarily driving in the wrong lane. This capability can also be used to detect cars going the wrong way on a one way street or the wrong way on a freeway exit-ramp. A majority of all commercially installed Autoscope systems are currently being used for intersection control applications.

            The largest installation of the Autoscope system for intersection applications is in Oakland County, Michigan in an Intelligent Transportation Systems (ITS) project known as FAST-TRAC (Faster and Safer Travel through Traffic Routing and Advanced Controls), that combines advanced traffic management systems with advanced traveler information systems. To the Company's knowledge, this is the largest installation of a video vehicle detection system for fully adaptive intersection control in the world. Adaptive intersection control regulates traffic by linking communications between multiple intersection controllers. In such a system, the Autoscope interfaces directly with local intersection controllers and the local controllers are connected via direct phone lines to a regional computer that hosts the timing algorithms for use in synchronizing the timing of the signal lights at many intersections. Adaptive intersection control can be used for a few intersections or for an entire region. The FAST-TRAC project deploys one multi-camera Autoscope system per intersection. Thus far, FAST-TRAC has deployed over 260 Autoscope systems in Oakland County. Some of the first commercially available Autoscope 2003 systems were deployed in Oakland County and were in operation for over five years before they were upgraded to the 2004 model.

FREEWAY APPLICATIONS. For freeway applications, Autoscope can provide information for traffic management analysis, ramp control, incident detection, and automated surveillance. Typical traffic information provided by the system includes traffic volumes, time occupancy, vehicle speeds and vehicle counts of three different vehicle classes based on length. The system could also be used to signal an alarm if it detects stopped vehicles or the sudden onset of congestion in a detection zone indicating a traffic incident on the highway. Using a video camera next to a freeway on-ramp, the Autoscope system can detect traffic movement on a freeway on-ramp or in the merging area on the freeway, and the resulting data can be used to prevent a queue from developing on a side street, to control on-ramp traffic signals, or to determine the capacity of a merge area for planning and control purposes.

            An example of an Autoscope freeway application can be seen in Atlanta, Georgia. In preparation for the 1996 Olympics, the Georgia Department of Transportation (the GDOT) upgraded its traffic management capabilities for both freeways and arterial corridors for the city of Atlanta. GDOT purchased and installed 57 multi-camera Autoscope systems on Atlanta freeways. The cameras were installed with a complementary video surveillance system over a fiber-optic network. The video and data output of the Autoscope systems are being routed to a central traffic management system. A Company software product, called ScopeServer, provides communications to all 57 field Autoscope systems and distributes freeway traffic data every 20 seconds to GDOT. The traffic data is networked to several locations for managing and controlling freeways and archived for design, planning, and simulation purposes. All of the Autoscope systems in Atlanta are initially being used as traditional freeway count stations measuring vehicle volumes, time occupancy, and speed. Based upon feedback from GDOT, the Company is optimistic the Atlanta system will be expanded in 1998.

            In 1997, three major freeway projects were installed in Houston, New York City, and Seoul, South Korea, using Autoscope systems. In the largest of these, Houston's I-610 Loop, two separate projects installed more than 57 Autoscope systems processing 156 cameras, bringing the total number of cameras to 199 and Autoscope processors to 77.

            The first commercial installation of the Autoscope 2004 Incident Detection system was completed in Brooklyn, New York on the Gowanus Expressway/Prospect Parkway during 1997. This system has approximately 43 cameras processed by eleven Autoscope processors. In operation from May through October of 1997, officials reported that the system was achieving detection of 80% of the incidents in the Autoscope area covered. They speculate that the 20% not detected did not cause travel backups and could not, therefore, be detected. Just as importantly, no false alarms were reported during this period. Every congestion alarm that was generated was reported to have been related to an actual incident that had occurred on the roadway. Although the traffic management equipment was initially intended for traffic management during reconstruction of these two roadways, officials are so pleased that they plan to make it a permanent feature in their plans to improve traffic through the region.

            Finally, a similar Autoscope incident detection system was installed in Seoul, South Korea in 1997. Using 34 cameras and 17 Autoscope processors, this is the largest deployment of the Company's product overseas.

TRAFFIC INFORMATION GATHERING AND ANALYSIS. The Autoscope system is also used for basic traffic information gathering and analysis on intersections, freeways, and other roadways. Traffic planners can use the traffic data collected by the Autoscope system to design roadway changes, define signal timing plans, approve commercial development plans, and define the environmental impact of traffic congestion. The Autoscope system has been deployed in temporary or semi-permanent configurations as a portable detection system during road repairs, construction, or resurfacing and for special studies, such as traffic data collection by a planning department, a traffic consultant or a university. The Autoscope system can capture vast amounts of traffic data in its own memory or on a hard disk of the supervisor computer for later off-line graphing and analysis. Further flexibility is gained with the ability to videotape a section of roadway with a portable video camera and measure the traffic data off-line with the Autoscope processor.

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

            The Company will receive over $375,000 in 1998-99 from the Road Commission for Oakland County, Michigan (RCOC) to develop two new Autoscope applications. The two applications are Surface Street Incident Detection and Video Compression. These two applications will be valuable additions to the functional capabilities of the Autoscope system product line. The Surface Street Incident Detection application will enable the Autoscope system to automatically detect incidents, such as accidents or stalled vehicles, on arterial streets. This application will extend the Autoscope system's current capability for freeway incident detection to surface streets with stop-and-go traffic flows. Video compression will allow the Autoscope system to transmit its full motion video output over low-cost communication lines, such as telephone or twisted pair copper wires.

            In early 1998, ISS also received an order from the ORION project, Minnesota's ITS MDI (Intelligent Transportation System Model Deployment Initiative) project, to provide Autoscope Solo for arterial status monitoring application. Upon completion of the project, ISS intends to have demonstrated a low-cost, reliable means for detecting traffic status from mid-block locations for computing arterial link travel time. Mid-block status monitoring is a desirable function not only in a congested urban megalopolis but also in second-tier metro areas.

            In 1997, ISS completed a project called Transitway, in which it demonstrated transit bus and bicycle detection and measured their speeds using an Autoscope system. With increasing urban vehicular congestion, transit application of the Autoscope system has the potential to become a significant market for the Company's products.

            In 1996 and 1997, the Company introduced significant software enhancements to the Autoscope system, including several new detector types for better traffic control, improved algorithms for better count accuracy, improved system diagnostics, improved shadow processing for better detection accuracy, and a user-friendly on-line help system for operator efficiency. Further enhancements are planned with additional software releases scheduled for 1998.

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

            In August 1995, the Company began development of an integrated video imaging processor which generally can be used for more narrowly defined traffic management environments than can the current Autoscope product. In January 1997, the Company agreed to provide this new product (Solo) to the Minnesota Department of Transportation (Mn/DOT) for deployment in the Minneapolis central business district. A prototype unit was installed in June 1997 for initial acceptance testing with production units and peripheral equipment delivered beginning in September 1997. Installation of the processors began in October 1997 and was completed in January 1998. Installation of peripheral equipment required for full system operation is continuing, with initial integration testing scheduled for March 1998. When fully deployed in 1998, 138 Solo cameras will monitor 350 lanes of traffic and provide vehicle detection for adaptive, real-time traffic signal control.

            In late 1997, ISS initiated a new product development effort to develop a Mini-Hub as a part of the Autoscope Solo product. The Mini-Hub will enable the low-cost interface of the Autoscope Solo sensor with the local traffic controller. This new product has the potential of making a high performance traffic video sensor, such as the Autoscope Solo, cost competitive with conventional low-cost, but limited capacity, magnetic loops. Availability of such options will make it feasible for traffic design engineers to switch from the conventional choice of loops to Autoscope Solo.

            The Company's research and development staff presently numbers nine individuals, of whom seven hold Ph.D. or other advanced degrees. The Company's research and development expenditures totaled approximately $643,000 in 1997 and $834,000 in 1996. The Company expects its research and development staff and expenditures to decrease marginally in 1998.

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

            The costs due to congestion, including wasted fuel, increased accidents, and time lost, are substantial. In a report to Congress, the U.S. Secretary of Transportation estimated that lost productivity due to urban traffic congestion for the twenty-five largest U.S. metropolitan areas is approximately $34 billion per year and approximately $100 billion per year for the entire country. In an effort to reduce these costs, the U.S. Congress, in 1991, enacted the Intermodal Surface Transportation Efficiency Act (ISTEA), the purpose of which is to develop economically efficient and environmentally sound solutions to transportation system problems in the U.S. As part of ISTEA Congress endorsed a national transportation initiative known as Intelligent Transportation Systems (ITS) and appropriated substantial funding for ITS projects. Under ISTEA the U.S. Department of Transportation must report to Congress periodically regarding the progress of ITS projects.

            ITS represents a new and growing area of interest within the transportation industry, dedicated to the application of advanced technology to meet the increased demands on the nation's transportation systems. One central principle of the ITS program is that solutions to transportation problems in the U.S. should focus on more efficient use of the current roads and systems, rather than merely increasing the quantity of roads and systems. ITS encourages technological developments that will improve highway safety, system operating efficiency, environmental quality, or energy utilization in transportation through improved interactions between roads, vehicles, and their drivers. ITS is an interdisciplinary initiative composed of a number of technologies, including those developed and used in the defense industry, information processing, communications, control, and electronics. With funding and oversight from the U.S. Department of Transportation, the Federal Highway Administration, and the state departments of transportation, the ITS program seeks to develop and implement a variety of transportation user services. ITS currently has over 100 projects in development or deployment stage throughout the U.S. in such areas as travel and traffic management, public transportation management, electronics toll payment, commercial vehicle operations, emergency management, and advanced vehicle safety systems.

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

            The Company is aware that other countries are initiating or contemplating initiating programs similar to ITS. For example, the European Community has a program called ERTICO, which is attempting to manage traffic with advanced technology. The Company believes that as market acceptance increases in such countries, the utilization of the Autoscope system for freeway applications in such programs may increase. To date the Company has generated revenues from involvement in an ITS-type program in South Korea.

CUSTOMERS

            The customers for Autoscope are primarily federal, state, city, and county departments of transportation; road commissions; and port, turnpike, tunnel, and other transportation authorities. The decision makers within these government entities are typically traffic planners and government engineers, who in turn often rely on consulting firms that perform planning and feasibility studies for those entities. Most Autoscope systems deployed as part of an ITS program are ordered as components of major construction contracts, under subcontracts to system integrators or other suppliers of systems and services. Otherwise, state and local government agencies often install and maintain their own equipment. In order to increase sales of the Autoscope system, the Company must continue to increase product and technology awareness within these customer groups.

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

            The Company is aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Among the companies that are expected to provide direct competition to the Company's Autoscope system in the use of machine vision technology in traffic management are Traficon N.V. (Traficon), Kortrijk, Belgium; Siemens AG, Munich, Germany; Peek Traffic, Inc., (Peek) Jacksonville, Florida; Nestor, Inc., Providence, Rhode Island; and Odetics, Inc., (Odetics) Anaheim, California. To the Company's knowledge, Traficon, Odetics, and Peek have working installations of their machine vision systems in the U.S. and other parts of the world. However, these companies do not have as many installations as ISS. To the Company's knowledge, machine vision systems are also being developed by the other competitors listed above. The Company is also aware that Electronic Integrated Systems, Inc. of Toronto, Ontario is developing a system based on microwave sensors. The Company is aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for the Autoscope system. Nevertheless, the Company believes that its products have undergone more extensive field testing and are at a more advanced stage of development than any of its competitors' products.

MARKETING AND MANUFACTURING

            Marketing and manufacturing of the Autoscope system in North America and the Caribbean (the Econolite Territory) has been performed by Econolite Control Products, Inc. of Anaheim, California pursuant to a Manufacturing, Distributing and Technology License Agreement (the Econolite Agreement). Pursuant to that agreement, ISS has appointed Econolite as its licensee to make, have made, use, license, distribute and sell the Autoscope system and related technology in the Econolite Territory. Econolite has agreed to use its best efforts to promote the sale of the Autoscope system and not to distribute products that compete with the Autoscope system. Econolite pays ISS a royalty on all revenue derived by Econolite from sales of the Autoscope system. Econolite has over 63 years of experience in the traditional traffic intersection control industry.

            ISS may terminate the Econolite Agreement if a minimum annual sales level of $4,000,000 is not met. The initial term of the Econolite Agreement is 15 years, ending in 2007, automatically renewable thereafter for additional one year periods unless terminated by either party on 60 days notice prior to the end of the initial term or any extension term.

            The Econolite Agreement grants a license to Econolite that encompasses any knowledge, information, know-how, software or devices relating to vehicle detection, whether patentable or not, that is licensed to ISS pursuant to the License Agreement with the University of Minnesota described below under "Patents and Proprietary Rights," and any knowledge, information, know-how, software or devices relating to vehicle detection owned or licensable by ISS. Econolite has a first negotiation right for extension of the license granted in the Econolite Agreement to include rights in countries outside the Econolite Territory. Currently, Econolite has agreed to manufacture, on a non-exclusive basis, the Autoscope systems sold outside the Econolite Territory.

            Econolite provides a two-year warranty on the current Autoscope system and must provide all service required under such warranty. Some of the component hardware incorporated in the Autoscope system, such as the supervisor computer and the video monitor, are standard computer hardware products that are available from multiple sources and can be purchased by

Econolite for use in the system. Other parts, such as the cameras and the microprocessor are manufactured to certain specifications by third party vendors for integration into the system. While current vendors of components for the Autoscope system are meeting Econolite's and the Company's quality and performance expectations, the Company believes alternative component vendors are available should the necessity arise. Nevertheless, shortages of parts or the need to change vendors could adversely affect Econolite's ability to manufacture the Autoscope system, which could, in turn, adversely affect the Company's business.

            In 1997, ISS and Econolite jointly entered into a Production Agreement with Cohu, Inc., Electronic Division (Cohu), wherein ISS and Econolite each granted to Cohu a non-exclusive, non-transferable, non-assignable, royalty-free right and license to use such of the Company's Intellectual Property and Econolite Intellectual Property as may be necessary to make, design, develop, assemble, manufacture, and repair the Solo product solely for sale to ISS and Econolite. Cohu acquired no right, title, or interest in or to the Company's Intellectual Property or the Econolite Intellectual Property other than the foregoing limited license, nor does Cohu have the right or authority to sublicense all or any portion of the Company's Intellectual Property or Econolite Intellectual Property.

            Cohu agreed to manufacture and sell exclusively to ISS and Econolite so many units of the Solo product as ISS and Econolite may order from time to time. ISS and Econolite each agreed to purchase from Cohu all of their respective requirements for the Solo product for sale to end users in the Company's and Econolite's territories until such time as ISS and/or Econolite have purchased 5,000 units in the aggregate. Econolite agreed to continue to purchase all of its requirements for the Solo product thereafter, subject to Econolite's option to manufacture the Solo product and the Company's right of termination. Notwithstanding the foregoing, nothing in the Production Agreement requires either ISS or Econolite to purchase a minimum number of units from Cohu.

            Cohu warranted to ISS and Econolite that the Solo product sold under this agreement would be free from defects in material and workmanship, and would conform to the Solo product specifications for a period of two years from the date of shipment.

            ISS may terminate the Production Agreement, with or without cause, upon sixty days' prior written notice. Cohu may terminate the Production Agreement, with or without cause, upon twelve months' prior written notice. In the event ISS terminates the Production Agreement with cause, Cohu shall promptly deliver to ISS all tooling specific to production of the Solo product, and Cohu shall not be entitled to any further payment for development services.

            In the event ISS terminates the Production Agreement without cause as provided in the agreement, ISS will purchase from Cohu all of Cohu's inventory related solely to the manufacture or sale, including raw materials, unique parts, work in process, and finished goods up to a maximum purchase price of $90,000. The purchase price of such inventory would be at Cohu's cost.

            The Company continues to strengthen its sales and marketing effort by investing in promotional activities to support Econolite's marketing efforts in the Econolite Territory. As part of this effort, ISS and Econolite have an integrated marketing communications program. This program attempts to increase market awareness of the Company's technology and its product. ISS and Econolite have engaged in directed mailings of Autoscope brochures, manuals and videos to potential customers.

            ISS has established a direct sales and marketing capability in countries outside the Econolite Territory. The Company employs a business development manager to expand the distribution network in Europe, Asia Pacific and Latin America. The Company currently has distributor agreements with twenty-one distributors covering countries primarily in Europe, Southeast Asia, and South America. Under the distributor agreements each distributor agrees to use its best efforts to market and sell the Autoscope system and to purchase one demonstration system of the Autoscope for use in its marketing efforts.

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

EMPLOYEES

            As of March 13, 1998, the Company had 23 full time employees, of which 9 were engaged in research and development; 8 in product and customer support; 2 in sales and marketing; and 4 in administration, finance, and human resources. No employee is represented by a union. The Company believes its employee relations are good.

LIABILITY INSURANCE

            Econolite currently maintains $15,000,000 of product liability insurance, and ISS maintains $2,000,000 of product liability insurance. In addition, Econolite has agreed to indemnify and hold harmless ISS from and against any losses, damages, or expenses arising out of the products made or sold by Econolite pursuant to the Econolite Agreement. There can be no assurance that the Company will be able to obtain adequate insurance in the future or that claims will not be made in excess of any insurance coverage obtained.

ITEM 2.     DESCRIPTION OF PROPERTY

            The Company currently leases approximately 10,000 square feet of office space in St. Paul, Minnesota. The lease expires in June 1998, and the Company plans on exercising an option to extend the lease through June 2001. Aggregate annual lease payments under the lease are approximately $132,000. The Company believes its facilities are sufficient for its current needs.

ITEM 3.     LEGAL PROCEEDINGS

            During 1997, the Company was not involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

                                     PART II

ITEM 5.     MARKET PRICE OF COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

            MARKET INFORMATION

            Price Range of Common Stock on page 21 of the annual shareholder's report for the year ended December 31, 1997, is incorporated herein by reference.

            HOLDERS

            As of March 13, 1998, the Company had approximately 37 holders of record of its Common Stock and approximately 900 shareholders.

            DIVIDENDS

            The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business; and therefore, it does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 and 11 of the annual shareholders report for the year ended December 31, 1997 are incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The report of independent auditors and financial statements included on pages 12 through 20 of the annual shareholders report for the year ended December 31, 1997 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 9.     DIRECTORS AND OFFICERS OF THE REGISTRANT

            The information contained on pages 2 and 3 of Image Sensing Systems, Inc.'s Proxy Statement dated March 30, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 10.    EXECUTIVE COMPENSATION

            The information contained on pages 4 and 5 of Image Sensing Systems, Inc.'s Proxy Statement dated March 30, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information contained on page 6 of Image Sensing Systems, Inc.'s Proxy Statement dated March 30, 1998, with respect to security ownership or certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                    PART III

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

                  1. Financial statements referenced in Item 7

                  2. Exhibits:

      EXHIBIT NO.                   DESCRIPTION
      -----------                   -----------

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

         *10.6 Commercial Note with Norwest Bank Minnesota, N.A. dated February 16, 1995

         *10.7    Form of Data Exchange and Disclosure Agreement

         *10.8 Lease Agreement dated January 14, 1994 between the Company and Bradley Real Estate Trust

         *10.9 Assignment from Panos G. Michalopoulos to the Company dated January 19, 1985

         +10.10 Office Lease Amendment I dated June 8, 1995, by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc.

         +10.11 Second Lease Amendment dated October 13, 1995, by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc.

         +10.12   Extension of Dr. Spiro Voglis's employment agreement.

         +10.13 Consulting Agreement dated February 24, 1997, by and between Arthur J. Bourgeois and Image Sensing Systems, Inc.

         10.14 Development Agreement dated July 8, 1997, between the Company, Cohu, Inc., and Econolite Control Products, Inc.

         10.15    Extension of Mr. Bourgeois's consulting agreement.

         13 Annual Report of the Company for the year ended December 31, 1997, certain portions of which are incorporated by reference into this Annual Report on Form 10-KSB.

         23       Consent of Ernst & Young LLP

         27       Financial data schedule


         (b) REPORTS ON FORM 8-K FILED DURING FOURTH QUARTER OF 1997: NONE

--------------------
* Incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.

+ Incorporated by reference to the Annual Report on Form 10-KSB, filed March 27, 1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Image Sensing Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           IMAGE SENSING SYSTEMS, INC.

/s/ Spiro G. Voglis                                       Date:  March 30, 1998
--------------------------------------
By: Spiro G. Voglis, President and CEO

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


/s/ Panos G. Michalopoulos                                 Date:  March 30, 1998
---------------------------------------
By:  Panos G. Michalopoulos
     Chairman of the Board & Director

/s/ Spiro G. Voglis                                        Date:  March 30, 1998
---------------------------------------
By:  Spiro G. Voglis
     President & Director (Chief Executive Officer)

/s/ Richard P. Braun                                       Date:  March 30, 1998
---------------------------------------
By:  Richard P. Braun
     Director

/s/ Richard C. Magnuson                                    Date:  March 30, 1998
---------------------------------------
By:  Richard C. Magnuson
     Director

/s/ James Murdakes                                         Date:  March 30, 1998
---------------------------------------
By:  James Murdakes
     Director

/s/ C. (Dino) Xykis                                        Date:  March 30, 1998
---------------------------------------
By:  C. (Dino) Xykis
     Director

/s/ Arthur J. Bourgeois                                    Date:  March 30, 1998
---------------------------------------
By:  Arthur J. Bourgeois
     Chief Financial Officer