Form 10QSB
period 1998-03-31
IMAGE SENSING SYSTEMS INC
filed 1998-05-04
CIK 943034

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

For the period ended March 31, 1998               Commission File Number 0-26056
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

                         ------------------------------

                                 Not applicable
--------------------------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes __X__  No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value -- 2,478,200 shares as of April 28, 1998.

--------------------------------------------------------------------------------

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

            PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.     Condensed Financial Statements:

            Condensed Balance Sheets
            March 31, 1998 and December 31, 1997                           3

            Condensed Statements of Operations
            Three month periods ended March 31, 1998 and 1997              4

            Condensed Statements of Cash Flows
            Three month periods ended March 31, 1998 and 1997              5

            Notes to Condensed Financial Statements                        6


Item 2.     Management's Discussion and Analysis of
            Results of Operations and Financial Condition                  7


            PART II.  OTHER INFORMATION

Item 5.     Other Information                                             10

Item 6.     Exhibits and Reports on Form 8-K                              10

            Signatures                                                    11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                             CONDENSED BALANCE SHEET

                                                     March 31,          December 31,
                                                       1998                 1997
                                                   -------------       -------------
ASSETS                                              (Unaudited)            (Note)
Current assets:
         Cash and cash equivalents                 $   2,263,000       $   2,000,000
         Accounts receivable                             581,000           1,164,000
         Refundable and deferred income taxes             53,000             144,000
         Inventories                                      89,000              67,000
         Prepaid expenses                                 57,000              54,000
                                                   -------------       -------------
Total current assets                                   3,043,000           3,429,000

Property and equipment, net                              539,000             575,000

Other asset                                              335,000              75,000
                                                   -------------       -------------
Total Assets                                       $   3,917,000       $   4,079,000
                                                   =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                          $     258,000       $     351,000
         Accrued compensation                            157,000             184,000
         Deferred income                                 318,000             361,000
                                                   -------------       -------------
Total current liabilites                                 733,000             896,000

Deferred income tax liability                             45,000              45,000

Shareholders' equity:
         Common stock                                     25,000              25,000
         Additional paid-in capital                    3,886,000           3,886,000
         Retained earnings (deficit)                    (772,000)           (773,000)
                                                   -------------       -------------
                                                       3,139,000           3,138,000
                                                   -------------       -------------

Total liabilities and shareholders' equity         $   3,917,000       $   4,079,000
                                                   =============       =============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Month Period Ended
                                                             March 31
                                                   -----------------------------
                                                       1998              1997
                                                   -----------------------------
REVENUE:
        Product sales                              $   275,000       $   352,000
        Royalties and commissions                      470,000           521,000
        Consulting and contract fees                    13,000            32,000
                                                   -----------------------------
                                                       758,000           905,000

COSTS OF REVENUE:
        Product sales                                  153,000           165,000
        Royalties and commissions                       53,000            66,000
        Consulting and contract fees                     3,000            31,000
                                                   -----------------------------
                                                       209,000           262,000
                                                   -----------------------------
Gross profit                                           549,000           643,000

OPERATING EXPENSES:
        Selling, general and administrative            577,000           495,000
        Research and development                          --             171,000
                                                   -----------------------------
                                                       577,000           666,000
                                                   -----------------------------
Loss from operations                                   (28,000)          (23,000)

Other income, net                                       29,000            28,000
                                                   -----------------------------
Income before income taxes                               1,000             5,000
Income taxes (benefit)                                    --                --
                                                   =============================
Net income                                         $     1,000       $     5,000
                                                   =============================


Net income per common share-basic and diluted      $      --         $      --
                                                   =============================


Weighted average number of shares and dilutive
        potential common shares outstanding          2,478,000         2,475,000
                                                   =============================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Three Month Period Ended
                                                                                 March 31
                                                                      -------------------------------
                                                                           1998               1997
                                                                      -------------------------------
OPERATING ACTIVITIES:
           Net income                                                 $      1,000       $      5,000
           Adjustments to reconcile net income to
             net cash provided by (used in) operating activities           533,000           (147,000)
                                                                      -------------------------------
           Net cash provided by (used in) operating activities             534,000           (142,000)


INVESTING ACTIVITIES:
           Purchase of property and equipment                              (12,000)           (30,000)
           Capitalized software development costs                         (259,000)              --
                                                                      -------------------------------
           Net cash used in investing activities                          (271,000)           (30,000)


FINANCING ACTIVITIES:                                                         --                 --


                                                                      -------------------------------
Increase (decrease) in cash and cash equivalents                           263,000           (172,000)

Cash and cash equivalents, beginning of period                           2,000,000          1,694,000
                                                                      -------------------------------
Cash and cash equivalents, end of period                              $  2,263,000       $  1,522,000
                                                                      ===============================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998

Note A:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997.


Note B:  Net Income Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share". This Statement replaced the previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike pimary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS. All EPS amounts for all periods have been presented, and where necessary, restated to conform to the FASB Statement requirements.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Three Month Period Ended March 31, 1998)


Revenues for the first quarter of 1998 were $758,000 down 16% from $905,000 for the same period a year ago. The decrease in first quarter revenues was due primarily to fewer sales of Autoscope(R) systems by both Image Sensing Systems, Inc.(ISS) directly overseas and by its North American distributor. In the first quarter of 1997 both ISS and its North American distributor had relatively large orders that did not recur in the first quarter of 1998. One large direct sale to an Asian customer in March 1997 accounted for over $245,000 of product sales. In January 1997 ISS's North American distributor had a large sale to a Houston, Texas project which resulted in a royalty to ISS of $133,000.

Gross profits were $549,000 in the first quarter of 1998, or 72% of revenue, compared to $643,000, or 71% of revenue, for the same period a year ago. The increased margin in 1998 was due primarily to proportionately more revenue from royalties, which have significantly higher gross profit margins than product sales or consulting or contract fees.

Selling, general and administrative expenses were $577,000 for the first quarter of 1998 compared to $495,000 for the same period a year ago. The increase was due primarily to use of contract personnel to expedite completion of a new software release for the Autoscope 2004 system and to added costs related to preparing for introduction of the new Autoscope Solo product.

No research and development expenses were incurred in the first quarter of 1998 compared to $171,000 incurred for the same period a year ago. The decrease resulted because all development efforts in the first quarter of 1998 were incurred in software development for the new Autoscope Solo product. These costs were capitalized and will continue to be capitalized until the Solo product is introduced in mid-year. At that time, the capitalized costs will be amortized over the expected life of the new product.

Other income, net was $29,000, virtually unchanged from the first quarter of 1997.

The Company expects to avail itself of both an operating loss and research and development tax credit carryforward and incur no income tax expense in 1998.



Liquidity and Capital Resources:

The Company completed an initial public offering in June 1995 with the sale of 990,000 shares of common stock, receiving net proceeds of approximately $3.9 million. The proceeds are being used for the expansion of the business and the unused portion is currently held in interest-bearing cash equivalents.

Cash provided by operating activities was $534,000 for the first quarter of 1998, compared to $142,000 cash used in operating activities for the same period in 1997. The improvement in cash flow from operations was primarily due to increased collections on accounts receivables for the first quarter of 1998 compared to a year ago.

Capital expenditures were $12,000 for the first quarter of 1998, compared to $30,000 for the same period in 1997. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1998. Capitalized software development costs were $259,000 in the first quarter. The Company began capitalizing software development costs in the fourth quarter of 1997 when technological feasibility for the new Autoscope Solo product was assured. The Company expects to have the product available for distributor sales mid-year.

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

            Not applicable

Item 5.     Other Information

            Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

            The following exhibit is filed as part of this quarterly report on Form 10-QSB for the quarterly period ended March 31, 1998:

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


                                    Image Sensing Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)


Dated: May 4, 1998                     /s/ Spiro G. Voglis
                                    --------------------------------------------
                                    Spiro G. Voglis
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: May 4, 1998                     /s/ Arthur J. Bourgeois
                                    --------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)