Form 10QSB
period 1998-06-30
IMAGE SENSING SYSTEMS INC
filed 1998-08-14
CIK 943034

---------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1998                Commission File Number 0-26056

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                         41-1519168
------------------------------                ----------------------------------
State of other jurisdiction of                I.R.S. Employer Identification No.
incorporation organization

                             500 SPRUCE TREE CENTRE
                             1600 UNIVERSITY AVE. W.
                             ST. PAUL, MN 55104-3825
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (651) 603-7700


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

      Common Stock, $.01 Par Value -- 2,482,075 shares as of July 30, 1998.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

           PART I.  FINANCIAL INFORMATION                               Page No.
                                                                        --------
Item 1.    Condensed Financial Statements:

           Condensed Balance Sheets
           June 30, 1998 and December 31, 1997                               3

           Condensed Statements of Operations
           Three- and six-month periods ended June 30, 1998 and 1997         4

           Condensed Statements of Cash Flows
           Six-month periods ended June 30, 1998 and 1997                    5

           Notes to Condensed Financial Statements                           6


Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                     7


           PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders              11

Item 5.    Other Information                                                11

Item 6.    Exhibits and Reports on Form 8-K                                 11

           Signatures                                                       12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                             CONDENSED BALANCE SHEETS



                                                   June 30,         December 31,
                                                    1998               1997
                                                 -----------       -----------
ASSETS                                           (Unaudited)          (Note)
Current assets:
       Cash and cash equivalents                 $ 1,816,000       $ 2,000,000
       Accounts receivable                           810,000         1,164,000
       Refundable and deferred income taxes           54,000            54,000
       Inventories                                    22,000           144,000
       Prepaid expenses                               91,000            67,000
                                                 -----------       -----------
Total current assets                               2,793,000         3,429,000

Property and equipment, net                          524,000           575,000

Other asset-capitalized software                     638,000            75,000
                                                 -----------       -----------
Total assets                                     $ 3,955,000       $ 4,079,000
                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                          $   194,000       $   351,000
       Accrued expenses                              183,000           184,000
       Deferred revenue                              344,000           361,000
                                                 -----------       -----------
Total current liabilities                            721,000           896,000

Deferred income tax liability                         45,000            45,000

Shareholders' equity:
       Common stock                                   25,000            25,000
       Additional paid-in capital                  3,890,000         3,886,000
       Retained earnings (deficit)                  (726,000)         (773,000)
                                                 -----------       -----------
                                                   3,189,000         3,138,000
                                                 -----------       -----------

Total liabilities and shareholders' equity       $ 3,955,000       $ 4,079,000
                                                 ===========       ===========



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three-Month Period Ended             Six-Month Period Ended
                                                                          June 30                              June 30
                                                              ----------------------------      -----------------------------
                                                                   1998            1997              1998              1997
                                                              ----------------------------      -----------------------------
REVENUE:
      Product sales                                           $   236,000      $   296,000      $   511,000       $   648,000
      Royalties and commissions                                   499,000          784,000          969,000         1,305,000
      Consulting and contract fees                                 54,000           51,000           67,000            83,000
                                                              ----------------------------      -----------------------------
                                                                  789,000        1,131,000        1,547,000         2,036,000

COSTS OF REVENUE:
      Product sales                                               109,000           68,000          262,000           233,000
      Royalties and commissions                                    57,000           88,000          110,000           154,000
      Consulting and contract fees                                 22,000           27,000           25,000            58,000
                                                              ----------------------------      -----------------------------
                                                                  188,000          183,000          397,000           445,000
                                                              ----------------------------      -----------------------------
Gross profit                                                      601,000          948,000        1,150,000         1,591,000

OPERATING EXPENSES:
      Selling, general and administrative                         581,000          552,000        1,158,000         1,047,000
      Research and development                                       --            160,000             --             331,000
                                                              ----------------------------      -----------------------------
                                                                  581,000          712,000        1,158,000         1,378,000
                                                              ----------------------------      -----------------------------
Income (loss) from operations                                      20,000          236,000           (8,000)          213,000

Other income, net                                                  26,000           21,000           55,000            49,000
                                                              ----------------------------      -----------------------------
Income before income taxes                                         46,000          257,000           47,000           262,000
Income taxes                                                         --               --               --                --
                                                              ----------------------------      -----------------------------
Net income                                                    $    46,000      $   257,000      $    47,000       $   262,000
                                                              ============================      =============================


Net income per common share - basic and diluted               $      0.02      $      0.10      $      0.02       $      0.10
                                                              ============================      =============================


Average common shares outstanding:
      Weighted average number of common
         shares outstanding                                     2,481,000        2,475,000        2,480,000         2,475,000
      Dilutive effect of stock options outstanding after
         application of treasury stock method                      14,000             --              4,000              --
                                                              ----------------------------      -----------------------------
                                                                2,495,000        2,475,000        2,484,000         2,475,000
                                                              ============================      =============================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Six-Month Period Ended
                                                                              June 30
                                                                    ---------------------------
                                                                         1998            1997
                                                                    ---------------------------
OPERATING ACTIVITIES:
         Net income                                                 $    47,000     $   262,000
         Adjustments to reconcile net income to
             net cash provided by (used in) operating activities        372,000        (362,000)
                                                                    ---------------------------
         Net cash provided by (used in) operating activities            419,000        (100,000)


INVESTING ACTIVITIES:
         Capitalized software development costs                        (562,000)           --
         Purchase of property and equipment                             (45,000)        (48,000)
                                                                    ---------------------------
         Net cash used in investing activities                         (607,000)        (48,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock option                           4,000            --
                                                                    ---------------------------
         Net cash provided by financing activities                        4,000            --
                                                                    ---------------------------

Increase (decrease) in cash and cash equivalents                       (184,000)       (148,000)

Cash and cash equivalents, beginning of period                        2,000,000       1,694,000
                                                                    ---------------------------
Cash and cash equivalents, end of period                            $ 1,816,000     $ 1,546,000
                                                                    ===========================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

Note A:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997.

Note B:  Net Income Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaced the previously reported primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities. Diluted EPS is very similar to the previously reported fully-diluted EPS. All EPS amounts for all periods have been presented, and where necessary, restated to conform to the FASB Statement requirements.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               (Three- and Six-Month Periods Ended June 30, 1998)



Revenues for the second quarter of 1998 were $789,000 a decrease of 30% from $1,131,000 for the same period a year ago, while revenues for the first half of 1998 were $1,547,000, a decrease of 24% from $2,036,000 a year ago. The decrease in revenues for the quarter and six-month period was due primarily to fewer sales of Autoscope(R) systems by both Image Sensing Systems, Inc. (ISS) and its North American distributor. Revenue from direct sales and royalties for the second quarter of 1998 decreased 20% and 36%, respectively, compared to the second quarter of 1997. Revenue from direct sales and royalties for the first half of 1998 decreased 21% and 26%, respectively, compared to the first half of 1997. The Company believes the delay in passage of the transportation bill by the United States Congress may have caused traffic managers to put off traffic management projects otherwise planned for early 1998. The Asian economic crisis is also having a negative impact on direct sales overseas.

Gross profit was $601,000 in the second quarter of 1998, or 76% of revenue, compared to $948,000, or 84% of revenue, for the same period a year ago. Gross profit for the first half of 1998 was $1,150,000, or 74% of revenue, compared to $1,591,000, or 78% of revenue, for the same period a year ago. The lower margins in 1998 are due primarily to deriving proportionately more revenue from direct sales than from royalties, the former having a lower gross profit margin. Also, in the second quarter of 1997 the Company had a significant sale with a higher than normal gross margin.

Selling, general and administrative expenses were $581,000 and $1,158,000, respectively, for the three- and six-month periods ended June 30, 1998 compared to $552,000 and $1,047,000 for the same periods a year ago. The increases were due primarily to use of contract personnel to expedite completion of a new software release for the Autoscope 2004 system and to added costs related to preparing for introduction of the new Autoscope Solo product.

No research and development expenses were incurred in the three- and six-month periods ended June 30, 1998 compared to $160,000 and $331,000, respectively, incurred in the same periods a year ago. The decrease resulted because all development efforts in the first half of 1998 were incurred in software development for the new Autoscope Solo product. These costs were capitalized and will continue to be capitalized until the Solo product is introduced. At that time, the capitalized costs will be amortized over the expected life of the new product.

Other income, net, was $26,000 and $55,000, respectively, for the three- and six-month periods ended June 30, 1998 compared to $21,000 and $49,000, respectively, for the same periods a year ago. The small increase resulted primarily from holding more cash in interest bearing cash equivalents during the second quarter of 1998

The Company expects to utilize a portion of its operating loss carryforward and incur no income tax expense in 1998.

Liquidity and Capital Resources:

The Company completed an initial public offering in June 1995 with the sale of 990,000 shares of common stock, receiving net proceeds of approximately $3.9 million. The proceeds are being used for the expansion of the business and the unused portion is currently held in interest-bearing cash equivalents.

Cash provided by operating activities was $419,000 for the six-month period ended June 30, 1998, compared to $100,000 used in operating activities for the same period in 1997. The increase in cash flow from operations was primarily due to the reduction in receivables and inventories compared to the prior year.

Capital expenditures were $45,000 for the first half of 1998, compared to $48,000 for the same period in 1997. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1998. Capitalized software development costs were $562,000 in the first half of 1998. The Company began capitalizing software development costs in the fourth quarter of 1997 when technological feasibility for the new Autoscope Solo product was assured. The Company expects to reduce the level of investment in software development over the next quarter and have the product available for distributor sales by the end of the third quarter.

Management believes that its cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. All of the software produced by the Company has been analyzed and the Company is not aware of any potential for date recognition problems in its products. However, the Company also uses off-the-shelf software (Administrative Software) produced by third parties for use in administrative functions such as word processing, network administration, voice mail messaging, billing and record keeping. In the event, that any of such programs are susceptible to date recognition problems, this could result in a system failure or miscalculations causing disruption of operations, including, among other things, intra-company communications, preparation of invoices and collection of accounts receivables, and many other normal business activities.

The Company has made every attempt to identify all relevant software that may affect the Company's operations through surveys and examination. Based on risk assessments that have been completed for the majority of the Company's operations, the Company must replace some of its Administrative Software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to convert the majority of its business operations to new Year 2000 compatible software during 1998 and early 1999 by a combination of conversion to new software and upgrading existing software. The cost of these conversions is expected to be immaterial. However, there can be no guarantee that the Administrative Software on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to, the ability and willingness of governmental agencies responsible for roadway planning to invest in Autoscope machine vision technology for advanced traffic management, the impact of new products introduced by competitors, and higher than expected expenses to complete the development of new products and to establish a worldwide marketing presence.

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Changes in Securities

                  Not applicable

Item 3.           Defaults upon Senior Securities

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting on May 28, 1998, in Minneapolis, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The only matter voted upon at the meeting was the election of directors as follows:

                  Director                      For        Withhold Authority
                  --------                      ---        ------------------

                  Panos G. Michalopoulos    2,289,683           1,300
                  Spiro G. Voglis           2,289,683           1,300
                  Richard C. Magnuson       2,286,683           4,300
                  Richard P. Braun          2,289,683           1,300
                  James Murdakes            2,289,683           1,300
                  C. (Dino) Xykis           2,289,683           1,300

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibit
                           10       Executive Employment Agreement between the
                                    Company and William L. Russell, dated
                                    June 10, 1998
                           27       Financial Data Schedule
                  (b)  Reports

                  No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Image Sensing Systems, Inc.
                                  ----------------------------------------------
                                  (Registrant)


Dated:  August 14, 1998              /s/ William L. Russell
                                  ----------------------------------------------
                                  William L. Russell
                                  President and Chief Executive Officer
                                  (principal executive officer)


Dated: August 14, 1998               /s/ Arthur J. Bourgeois
                                  ----------------------------------------------
                                  Arthur J. Bourgeois
                                  Chief Financial Officer
                                  (principal financial and accounting officer)