Form 10QSB
period 1998-09-30
IMAGE SENSING SYSTEMS INC
filed 1998-11-02
CIK 943034

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1998           Commission File Number 0-26056
---------------------------------------           ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                        41-1519168
------------------------------                ----------------------------------
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation organization

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

    Common Stock, $.01 Par Value -- 2,482,075 shares as of October 20, 1998.
    ------------------------------------------------------------------------

Transitional small business disclosure format (check): Yes ___ No _X_

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------

Item 1.  Condensed Financial Statements:

         Condensed Balance Sheets
         September 30, 1998 and December 31, 1997                            3

         Condensed Statements of Operations
         Three- and nine-month periods ended September 30, 1998 and 1997     4

         Condensed Statements of Cash Flows
         Nine-month periods ended September 30, 1998 and 1997                5

         Notes to Condensed Financial Statements                             6


Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                       7


         PART II. OTHER INFORMATION


Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signatures                                                         12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                   September 30      December 31,
                                                      1998               1997
                                                  --------------    -------------
ASSETS                                             (Unaudited)          (Note)
Current assets:
         Cash and cash equivalents                 $ 1,422,000       $ 2,000,000
         Accounts receivable                           829,000         1,164,000
         Inventories                                    25,000           144,000
         Prepaid expenses                              101,000            67,000
         Deferred income taxes                          54,000            54,000
                                                   -----------       -----------
Total current assets                                 2,431,000         3,429,000

Property and equipment, net                            501,000           575,000

Other asset - capitalized software                     901,000            75,000
                                                   -----------       -----------
Total assets                                       $ 3,833,000       $ 4,079,000
                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                          $   197,000       $   351,000
         Accrued expenses                              167,000           184,000
         Deferred revenue                              218,000           361,000
                                                   -----------       -----------
Total current liabilities                              582,000           896,000

Deferred income tax liability                           45,000            45,000

Shareholders' equity:
         Common stock                                   25,000            25,000
         Additional paid-in capital                  3,890,000         3,886,000
         Retained earnings (deficit)                  (709,000)         (773,000)
                                                   -----------       -----------
                                                     3,206,000         3,138,000
                                                   -----------       -----------

Total liabilities and shareholders' equity         $ 3,833,000       $ 4,079,000
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


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three-Month Period Ended       Nine-Month Period Ended
                                                                      September 30                   September 30
                                                              ---------------------------    ---------------------------
                                                                  1998           1997            1998           1997
                                                              ---------------------------    ---------------------------
REVENUE:
        Product sales                                         $   222,000     $   307,000    $   733,000     $   955,000
        Royalties and commissions                                 344,000         864,000      1,313,000       2,169,000
        Consulting and contract fees                              111,000           7,000        178,000          90,000
                                                              ---------------------------    ---------------------------
                                                                  677,000       1,178,000      2,224,000       3,214,000

COSTS OF REVENUE:
        Product sales                                              80,000         227,000        342,000         460,000
        Royalties and commissions                                  40,000          75,000        150,000         229,000
        Consulting and contract fees                               41,000           7,000         66,000          65,000
                                                              ---------------------------    ---------------------------
                                                                  161,000         309,000        558,000         754,000
                                                              ---------------------------    ---------------------------
Gross profit                                                      516,000         869,000      1,666,000       2,460,000

OPERATING EXPENSES:
        Selling, general and administrative                       522,000         515,000      1,680,000       1,562,000
        Research and development                                     --           157,000                        488,000
                                                              ---------------------------    ---------------------------
                                                                  522,000         672,000      1,680,000       2,050,000
                                                              ---------------------------    ---------------------------
Income (loss) from operations                                      (6,000)        197,000        (14,000)        410,000

Other income, net                                                  23,000          23,000         78,000          72,000
                                                              ---------------------------    ---------------------------
Income before income taxes                                         17,000         220,000         64,000         482,000
Income taxes                                                         --              --             --              --
                                                              ---------------------------    ---------------------------
Net income                                                    $    17,000     $   220,000    $    64,000     $   482,000
                                                              ===========================    ===========================


Net income per common share-basic and diluted                 $      0.01     $      0.09    $      0.03     $      0.19
                                                              ===========================    ===========================

Average common shares outstanding:
        Weighted average number of common
          shares outstanding                                    2,482,000       2,476,000      2,481,000       2,475,000
        Dilutive effect of stock options outstanding after
          application of treasury stock method                       --            14,000          3,000           2,000
                                                              ---------------------------    ---------------------------
                                                                2,482,000       2,490,000      2,484,000       2,477,000
                                                              ===========================    ===========================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine-Month Period Ended
                                                                      September 30
                                                              -----------------------------
                                                                  1998             1997
                                                              -----------------------------
OPERATING ACTIVITIES:
           Net income                                         $    64,000       $   482,000
           Adjustments to reconcile net income to
               net cash provided by operating activities          249,000          (192,000)
                                                              -----------------------------
           Net cash provided by operating activities              313,000           290,000


INVESTING ACTIVITIES:
           Capitalized software development costs                (825,000)
           Purchase of property and equipment                     (70,000)          (90,000)
                                                              -----------------------------
           Net cash used in investing activities                 (895,000)          (90,000)


FINANCING ACTIVITIES:
           Proceeds from exercise of stock option                   4,000            10,000
                                                              -----------------------------
           Net cash provided by financing activities                4,000            10,000
                                                              -----------------------------

Increase (decrease) in cash and cash equivalents                 (578,000)          210,000

Cash and cash equivalents, beginning of period                  2,000,000         1,694,000
                                                              -----------------------------
Cash and cash equivalents, end of period                      $ 1,422,000       $ 1,904,000
                                                              =============================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

Note A: Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997.

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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            (Three- and Nine-Month Periods Ended September 30, 1998)


Revenues for the third quarter of 1998 were $677,000, a decrease of 43% from $1,178,000 for the same period a year ago, while revenues for the nine-month period ended September 30, 1998 were $2,224,000, a decrease of 31% from $3,214,000 a year ago. The decrease in revenues for the quarter and nine-month period was due primarily to fewer sales of Autoscope(R) systems by both Image Sensing Systems, Inc. (ISS) and its North American distributor. Revenue from the three categories of revenue for the three- and nine-month period ended September 30, 1998 increased (decreased) relative to 1997 as follows:

                                    Three-Month Period      Nine-Month Period
                                    ------------------      -----------------
Product sales                              (28%)                  (23%)
Royalties and commissions                  (60%)                  (39%)
Consulting and contract fees             1,486%                    98%

The Company believes the delay in passage of the transportation bill by the United States Congress caused traffic managers to put off traffic management projects otherwise planned for the first half of 1998. The Asian economic crisis appears to be having a negative impact on direct sales overseas as sales to customers in Pacific Rim countries for the nine-month period ended September 30, 1998 were $83,000 compared to $304,000 for the same period in 1997. Revenue from consulting and contract services increased for the third quarter and nine-month period ended September 30, 1998 as the Company provided more engineering services compared to 1997.

Gross profit was $516,000 in the third quarter of 1998, or 76% of revenue, compared to $869,000, or 74% of revenue, for the same period a year ago. The slight increase in margin was due primarily to higher margins on direct sales compared to last year when the first sale of the Autoscope Solo product was made at less than normal margins. Gross profit for the nine-month period ended September 30, 1998 was $1,666,000, or 75% of revenue, compared to $2,460,000, or 77% of revenue, for the same period a year ago. The slightly lower margins in 1998 were due primarily to deriving proportionately more revenue from direct sales and consulting and contract fees than from royalties, the former two categories of revenue having a lower gross profit margin than royalty income.

Selling, general and administrative expenses were $522,000 and $1,680,000, respectively, for the three- and nine-month periods ended September 30, 1998 compared to $515,000 and $1,562,000 for the same periods a year ago. The slight increase in the third quarter was due primarily to added travel, while the increase for the nine-month period was due primarily to added costs related to preparing for introduction of the new Autoscope Solo product.

No research and development expenses were incurred in the three- and nine-month periods ended September 30, 1998 compared to $157,000 and $488,000, respectively, incurred in the same periods a year ago. The decrease resulted because all development efforts through September 30, 1998 were incurred in software development for the new Autoscope Solo product. The Solo product is now ready for marketing and, accordingly, beginning October 1998, the capitalized software development costs will be amortized over the expected life of the new product.

Other income, net, was $23,000 and $78,000, respectively, for the three- and nine-month periods ended September 30, 1998 compared to $23,000 and $72,000, respectively, for the same periods a year ago. The small increase resulted primarily from holding more cash in interest bearing cash equivalents during the second quarter of 1998.

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

Cash provided by operating activities was $313,000 for the nine-month period ended September 30, 1998, compared to $290,000 for the same period in 1997. The increase in cash flow from operations was primarily due to reduction in receivables and inventories compared to the prior year.

Capital expenditures were $70,000 for the nine-month period ended September 30, 1998, compared to $90,000 for the same period in 1997. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1998. Capitalized software development costs were $825,000 for the nine-month period ended September 30, 1998. The Company began capitalizing software development costs in the fourth quarter of 1997 when technological feasibility for the new Autoscope Solo product was assured. The product is now available for distribution and continued software development will be expensed as incurred.

Management believes that its cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. All of the software produced by the Company has been analyzed and the Company is not aware of any potential for date recognition problems in its products. However, the Company also uses off-the-shelf software (Administrative Software) produced by third parties for use in administrative functions such as word processing, network administration, voice mail messaging, billing and record keeping. In the event that any of such programs are susceptible to date recognition problems, this could result in a system failure or miscalculations causing disruption of operations, including, among other things, intra-company communications, preparation of invoices and collection of accounts receivables, and many other normal business activities.

The Company has made every attempt to identify all relevant software that may affect the Company's operations through surveys and examination. Based on risk assessments that have been completed for the majority of the Company's operations, the Company must replace some of its Administrative Software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to convert the majority of its business operations to new Year 2000 compatible software during 1998 and early 1999 by a combination of conversion to new software and upgrading existing software. The cost of these conversions is expected to be less than $35,000. However, there can be no guarantee that the Administrative Software on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to, the ability and willingness of governmental agencies responsible for roadway planning to invest in Autoscope machine vision technology for advanced traffic management, the impact of new products introduced by competitors, higher than expected expenses to establish a worldwide marketing presence and the ability of the Company's North American manufacturing and distribution partner, Econolite Control Products, Inc., to adequately manufacture and effectively market the Autoscope system and to pay royalties owed the Company for sales of the Autoscope system.


PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable

Item 2.     Changes in Securities and Use of Proceeds

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



                                    Image Sensing Systems, Inc.
                                    ---------------------------
                                    (Registrant)



Dated: October 30, 1998                      /s/ William L. Russell
                                    --------------------------------------------
                                    William L. Russell
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated: October 30, 1998                      /s/ Arthur J. Bourgeois
                                    --------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)