Form 10KSB40
period 1998-12-31
IMAGE SENSING SYSTEMS INC
filed 1999-03-30
CIK 943034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                 (Name of small business issuer in its charter)

          MINNESOTA                                        41-1519168
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation of organization

1600 UNIVERSITY AVE. W., #500, ST. PAUL, MN 55104           (651) 603-7700
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB. [X]

         The registrant's revenues for the fiscal year ended December 31, 1998 totaled $3,368,000.

         Based on the closing bid price at March 23, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,015,650.

         The number of shares outstanding of the registrant's $.01 par value common stock, as of March 23, 1999, was 2,479,200 shares.

         Transitional Small Business Issuer Format:  Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, which was filed as an exhibit hereto, are incorporated by reference into Parts I and II.

Portions of the registrant's Proxy Statement for its May 11, 1999 Annual Meeting, which will be filed prior to April 30, 1999, are incorporated by reference in Part III.

                         SAFE HARBOR STATEMENT UNDER THE
                     PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, lack of market acceptance of the Company's products; dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed; inability of the Company to diversify its product offerings; revenue fluctuations caused by the Company's dependence on sales to governmental entities; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to properly manage growth in revenues and/or production requirements; inability of the Company to meet its future additional capital requirements; and control of the voting stock by insiders. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 1998.


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

         The Company's first product, the Autoscope(R) Wide Area Video Vehicle Detection System, converts video images of a traffic scene into digitized traffic data that may be transmitted to local or remote locations for real-time traffic management or stored for later analysis. The Autoscope system is modular, flexible, and expandable and has a variety of current and potential applications in intersection control, freeway traffic management, and traffic data collection. Automated vehicle detection for traffic management has traditionally been performed with inductive wire loops buried in the pavement. The Autoscope system is easier to install and maintain than these embedded loop detectors; is non-destructive to road surfaces; and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. The Company believes that the Autoscope system is superior to loop detectors or most other commercially available vehicle detection systems in its current range of applications and its ability to support new applications for advanced technology solutions to traffic management problems.

         In 1987, the University of Minnesota, utilizing the technology underlying the Autoscope system, demonstrated the first working traffic application of image processing technology. The U.S. patent for certain aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The Company has an exclusive worldwide license from the University of Minnesota for that technology and the patent and pays royalties to the University of Minnesota in exchange for such license. The Company has sublicensed the exclusive right to manufacture and market the Autoscope system in North America and the Caribbean to Econolite Control Products, Inc. (Econolite) of Anaheim, California and receives royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by the Company outside of North America and the Caribbean. In 1997, ISS and Econolite jointly entered into a Production Agreement with Cohu, Inc., Electronic Division (Cohu), wherein ISS and Econolite each granted to Cohu a non-exclusive right to manufacture the Autoscope Solo product solely for sale to ISS and Econolite.

         The Autoscope system was first marketed and sold commercially in 1991. In 1993, the Company began to market the Autoscope system outside of North America through distributor arrangements, and the Company intends to continue to increase its marketing efforts in foreign countries. The Company currently has twenty-one distributors covering countries primarily in Europe, Asia, and South America.

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

THE AUTOSCOPE SYSTEM

         The Autoscope 2004 system generally consists of one to four video cameras, a flexible modular microprocessor with specialized software and circuitry, and a supervisor computer with a video monitor, keyboard, and mouse. The Autoscope Solo system (Solo) incorporates the microprocessor and circuitry into a single video camera. The Autoscope microprocessor in both the 2004 and Solo systems accepts scenic input from the video cameras and, through a series of complex algorithms and computer software, converts the scenic data into digitized data. This data can then be used for traffic control, research, management, and planning purposes. Most brands of commercially available personal computers with standard configurations can be used as the supervisor computer in the system.

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

         The Company introduced its new product, Autoscope Solo, in October 1998. The Solo, which integrates the video image processor camera and peripherals, was developed over the last two years and has now been deployed in two large projects in Minneapolis and St. Paul, Minnesota.

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

FREEWAY APPLICATIONS. For freeway applications, Autoscope provides information for traffic management analysis, ramp control, incident detection, and automated surveillance. Typical traffic information provided by the system includes traffic volumes, time occupancy, vehicle speeds and vehicle counts of three different vehicle classes based on length. The system is also used to signal an alarm if it detects stopped vehicles or the sudden onset of congestion in a detection zone indicating a traffic incident on the highway. Using a video camera next to a freeway on-ramp, the Autoscope system detects traffic movement on a freeway on-ramp or in the merging area on the freeway, and the resulting data is used to prevent a queue from developing on a side street, to control on-ramp traffic signals, or to determine the capacity of a merge area for planning and control purposes.

TRAFFIC INFORMATION GATHERING AND ANALYSIS. The Autoscope system is also used for basic traffic information gathering and analysis on intersections, freeways, and other roadways. Traffic planners use the traffic data collected by the Autoscope system to design roadway changes, define signal timing plans, approve commercial development plans, and define the environmental impact of traffic congestion. The Autoscope system has been deployed in temporary or semi-permanent configurations as a portable detection system during road repairs, construction, or resurfacing and for special studies, such as traffic data collection by a planning department, a traffic consultant or a university. The Autoscope system captures vast amounts of traffic data in its own memory or on a hard disk of the supervisor computer for later off-line graphing and analysis. Further flexibility is gained with the ability to videotape a section of roadway with a portable video camera and measure the traffic data off-line with the Autoscope processor.

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

         The size of the Company's research and development staff varies in numbers depending on the allocation of engineering resources to outside projects and product support. Generally eleven individuals, of whom four hold advanced degrees, are presently involved in research and development. The Company's research and development expenditures totaled approximately $203,000 in 1998 and $643,000 in 1997. In addition, the Company capitalized software development costs during the application development stage for the Solo product totaling $825,000 in 1998 and $75,000 in 1997. The combination of capitalized software development costs and research and development costs was $1,028,000 in 1998 and $718,000 in 1997. The

Company expects its research and development costs in 1999 to be comparable to the combined capitalized software development and research and development costs incurred in 1998.

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

         On June 9, 1998, the Transportation Equity Act for the 21st Century (TEA-21) was signed into law by the President of the United States. This law authorizes $198 billion in spending for highways, highway safety, transit and other surface transportation programs over the next five years. Over $10 billion is earmarked for mitigation of congestion and air quality improvement, to develop and deploy advanced intelligent transportation system technologies and for transportation research and technology deployment. TEA-21 will provide transportation managers with increased funding over the next five years to enable more deployment of machine vision technology.

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

         While the Company is optimistic that its Autoscope machine vision technology will be selected for deployment in the United States with increasing frequency, there can be no assurance that traffic managers responsible for selecting Intelligent Transportation Systems will choose machine vision technology over embedded loop detectors, pressure plates, radar, microwave or other competing technologies or will choose the Autoscope system over competing machine vision products.

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

BACKLOG

         The Company's backlog of unfulfilled firm orders from distributors was approximately $288,000 as of December 31, 1998 and was not material as of December 31, 1997. Terms of agreements between distributors of the Company's products and government contractors and other customers generally provide for cancellation or rescheduling of delivery. Accordingly, the Company's backlog at a particular date may not be indicative of its future revenue.

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

         The Company is aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Among the companies that are expected to provide direct competition to the Company's Autoscope system in the use of machine vision technology in traffic management are Traficon N.V. (Traficon), Peek business unit of Thermo Power Corp. (Peek), Nestor, Inc., and Odetics, Inc., (Odetics). To the Company's knowledge, Traficon, Odetics, and Peek have working installations of their machine vision systems in the U.S. and other parts of the world. However, these companies do not have as many installations as ISS. To the Company's knowledge, machine vision systems are also being developed by Nestor, Inc. The Company is aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for the Autoscope system. Nevertheless, the Company believes that its products have undergone more extensive field-testing and are at a more advanced stage of development than any of its competitors' products.

MARKETING AND MANUFACTURING

         Marketing and manufacturing of the Autoscope system in North America and the Caribbean (the Econolite Territory) has been performed by Econolite Control Products, Inc. of Anaheim, California pursuant to a Manufacturing, Distributing and Technology License Agreement (the Econolite Agreement). Pursuant to that agreement, ISS has appointed Econolite as its licensee to make, have made, use, license, distribute and sell the Autoscope system and related technology in the Econolite Territory. Econolite has agreed to use its best efforts to promote the sale of the Autoscope system and not to distribute products that compete with the Autoscope system. Econolite pays ISS a royalty on all revenue derived by Econolite from sales of the Autoscope system. Econolite has over 64 years of experience in the traditional traffic intersection control industry.

         In January 1998, Econolite was certified as to ISO 9002 standards in its manufacture of machine vision products for the transportation management industry.

         The Company also obtained Conformite Europeenne (CE) Mark approval in 1998 for its Autoscope technology. The CE Mark is a worldwide standard for safety and quality assurance.

         ISS may terminate the Econolite Agreement if a minimum annual sales level is not met. The initial term of the Econolite Agreement is 15 years, ending in 2007, automatically renewable thereafter for additional one-year periods unless terminated by either party on 60 days notice prior to the end of the initial term or any extension term.

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

         Econolite provides a two-year warranty on the current Autoscope system and must provide all service required under such warranties. Cohu provides a two-year warranty to ISS and Econolite on the Solo product. Some of the component hardware incorporated into the Autoscope system, such as the supervisor computer and the video monitor, are standard computer hardware products that are available from multiple sources. Other parts, such as the microprocessor and digitizer are manufactured to certain specifications by third party vendors for integration into the system. While current vendors of components for the Autoscope system are meeting Econolite's, Cohu's and the Company's quality and performance expectations, the Company believes alternative component vendors are available should the necessity arise. Nevertheless, shortages of parts or the need to change vendors could adversely affect Econolite's or Cohu's ability to manufacture the Autoscope system, which could, in turn, adversely affect the Company's business.

         The Company continues to strengthen its sales and marketing effort by investing in promotional activities to support Econolite's marketing efforts in the Econolite Territory. As part of this effort, ISS and Econolite have an integrated marketing communications program. This program attempts to increase market awareness of the Company's technology and its product. ISS and Econolite have engaged in direct mailings of Autoscope brochures, manuals and videos to potential customers.

         ISS has established a sales and marketing capability in countries outside the Econolite Territory. In November 1998, the Company employed a Director of Asian Operations to be responsible for sales and marketing efforts, including revitalization and growth of distributors in this market. In addition, on February 1, 1999, the Company acquired a sixty- percent equity interest in a sales organization in Hong Kong. This affiliate, under the direction of the Director of Asian Operations, will market the Company's products as well as related traffic control products in Asia.

         The Company also employs a business development manager to expand the distribution network in Europe and Latin America. The Company currently has distributor agreements with twenty-one distributors covering countries primarily in Europe, Asia, and South America. Under the distributor agreements each distributor agrees to use its best efforts to market and sell the Autoscope system and to purchase one demonstration system of the Autoscope for use in its marketing efforts.

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

         The technology underlying the Autoscope system was initially developed by Dr. Panos Michalopoulos, Chairman of the Board and Chief Scientific Advisor of ISS and a Professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. Additional system developments were funded, in part, by the Minnesota Department of Transportation and the Federal Highway Administration from 1985 to 1989. The U.S. patent for certain aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The University of Minnesota has filed to perfect related patents in France, Germany, the United Kingdom, and Japan. Dr. Michalopoulos has assigned all of his rights in such technology to the Company or to the University of Minnesota. The Company entered into a License Agreement (the License Agreement) with the University of Minnesota in 1991.

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

EMPLOYEES

         As of March 18, 1999, the Company had 23 full time employees, of which 11 were engaged in research and development; 5 in product and customer support; 2 in sales and marketing; and 5 in management, administration, finance, and human resources. No employee is represented by a union. The Company believes its employee relations are good.

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


 ITEM 2.          DESCRIPTION OF PROPERTY

                  The Company currently leases approximately 10,000 square feet of office space in St. Paul, Minnesota. The lease expires in November 2001, with an option to extend the lease through November 2004. Aggregate annual lease payments under the lease are approximately $138,000. The Company believes its facilities are sufficient for its current needs.

ITEM 3.           LEGAL PROCEEDINGS

                  During 1998, the Company was not involved in any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

                                     PART II

ITEM 5.           MARKET PRICE OF COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                  MARKET INFORMATION

                  Price Range of Common Stock on page 21 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

                  HOLDERS

                  As of March 23, 1999, the Company had approximately 36 holders of record of its Common Stock and approximately 650 shareholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 and 11 of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and report of independent auditors included on pages 12 through 20 of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9.           DIRECTORS AND OFFICERS OF THE REGISTRANT

                  The information contained on pages 2 and 3 of Image Sensing Systems, Inc.'s Proxy Statement dated April 5, 1999, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 10.          EXECUTIVE COMPENSATION

                  The information contained on pages 4 and 5 of Image Sensing Systems, Inc.'s Proxy Statement dated April 5, 1999, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information contained on page 7 of Image Sensing Systems, Inc.'s Proxy Statement dated April 5, 1999, with respect to security ownership or certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                    PART III

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THE REPORT:
         1.   Financial statements referenced in Item 7
         2.   Exhibits:

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         3.1               Restated Articles of Incorporation of the Company,
                           incorporated by reference to the Company's registration statement on Form SB-2 (Registration No.
                           90298C) filed with the Commission on March 14, 1995.
         3.3               Bylaws of the Company, incorporated by reference to
                           the Company's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission on March 14, 1995.
         4.1               Specimen form of the Company's Common Stock
                           Certificate, incorporated by reference to the Company's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission on March 14, 1995.
         4.2               1995 Long-Term Incentive and Stock Option Plan and
                           form of Option Agreement, incorporated by reference to the Company's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.1              Manufacturing Distributing and Technology License
                           Agreement dated June 11, 1991, as amended December
                           15, 1992, between Econolite Control Products, Inc.
                           and the Company, incorporated by reference to the Company's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.2              License Agreement dated June 10, 1991 between the
                           University of Minnesota and the Company, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the
                           Commission on March 14, 1995.
         10.3              Form of Distributor Agreement, incorporated by
                           reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the
                           Commission on March 14, 1995.
         10.4              Employment Agreement dated January 3, 1995 between
                           the Company and Panos G. Michalopoulos, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the
                           Commission on March 14, 1995.
         10.5              Employment Agreement dated January 3, 1995 between
                           the Company and Spiro G. Voglis, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the
                           Commission on March 14, 1995.
         10.6              Commercial Note with Norwest Bank Minnesota, N.A.
                           dated February 16, 1995, incorporated by reference to the Company's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.7              Form of Data Exchange and Disclosure Agreement,
                           incorporated by reference to the Company's registration statement on Form SB-2 (Registration No.
                           90298C) filed with the Commission on March 14, 1995.
         10.8              Lease Agreement dated January 14, 1994 between the
                           Company and Bradley Real Estate Trust, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the
                           Commission on March 14, 1995.
         10.9              Assignment from Panos G. Michalopoulos to the Company
                           dated January 19, 1985, incorporated by reference to the Company's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.10             Office Lease Amendment I dated June 8, 1995, by and
                           between Spruce Tree Centre L.L.P. and Image Sensing
                           Systems, Inc., filed as Exhibit 10.10 to the Company's Form 10-KSB for the year ended December 31,
                           1995 and incorporated herein by reference.

         10.11             Second Lease Amendment dated October 13, 1995, by and
                           between Spruce Tree Centre L.L.P. and Image Sensing
                           Systems, Inc. filed as Exhibit 10.11 to the Company's
                           Form 10-KSB for the year ended December 31, 1995 and
                           incorporated herein by reference.
         10.12             Extension of Spiro Voglis's employment agreement,
                           filed as Exhibit 10.12 to the Company's Form 10-KSB
                           for the year ended December 31, 1995 and incorporated
                           herein by reference.
         10.13             Consulting Agreement dated February 24, 1997, by and
                           between Arthur J. Bourgeois and Image Sensing
                           Systems, Inc., filed as Exhibit 10.13 to the
                           Company's Form 10-KSB for the year ended December 31,
                           1995 and incorporated herein by reference.
         10.14             Production Agreement dated July 8, 1997, between the
                           Company, Cohu, Inc., and Econolite Control Products,
                           Inc., filed as Exhibit 10.14 to the Company's Form
                           10-KSB for the year ended December 31, 1997 and
                           incorporated herein by reference.
         10.15             Extension of Mr. Bourgeois's consulting agreement,
                           filed as Exhibit 10.15 to the Company's Form 10-KSB
                           for the year ended December 31, 1997 and incorporated
                           herein by reference.
         10.16             Executive Employment Agreement between the Company
                           and William L. Russell, dated June 10, 1998, filed as
                           Exhibit 10 to the Company's Form 10-QSB for the
                           quarter ended June 30, 1998 and incorporated herein
                           by reference.
         10.17             Conditional Credit Line Letter Agreement with Norwest
                           Bank Minnesota, N.A. dated September 14, 1998
         10.18             Office Lease Agreement by and between Spruce Tree
                           Centre L.L.P and the Company, dated November 24, 1998
         13                Annual Report of the Company for the year ended
                           December 31, 1998, certain portions of which are
                           incorporated by reference into this Annual Report on
                           Form 10-KSB.
         23                Consent of Ernst & Young LLP
         99                Cautionary Statement
         27                Financial data schedule

b)       REPORTS ON FORM 8-K FILED DURING FOURTH QUARTER OF 1998: NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Image Sensing Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           IMAGE SENSING SYSTEMS, INC.

    /s/ William L. Russell                                 Date:  March 30, 1999
    ----------------------                                 ---------------------
By: William L. Russell, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints William L. Russell and Arthur J. Bourgeois, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connections with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


    /s/ Panos G. Michalopoulo                              Date:  March 30, 1999
--------------------------------------------------------
By:     Panos G. Michalopoulos
        Chairman of the Board & Director

    /s/ William L. Russel                                  Date:  March 30, 1999
--------------------------------------------------------
By:     William L. Russell
        President & Director  (Chief Executive Officer)

    /s/ Richard P. Braun                                   Date:  March 30, 1999
--------------------------------------------------------
By:     Richard P. Braun
        Director

    /s/ Richard C. Magnuson                                Date:  March 30, 1999
--------------------------------------------------------
By:     Richard C. Magnuson
        Director

    /s/ James Murdakes                                     Date:  March 30, 1999
--------------------------------------------------------
By:     James Murdakes
        Director

    /s/ C. (Dino) Xykis                                    Date:  March 30, 1999
--------------------------------------------------------
By:     C. (Dino) Xykis
        Director

    /s/ Arthur J. Bourgeois                                Date:  March 30, 1999
--------------------------------------------------------
By:     Arthur J. Bourgeois
        Chief Financial Officer