Form 10QSB
period 1999-03-31
IMAGE SENSING SYSTEMS INC
filed 1999-05-14
CIK 943034

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1999               Commission File Number 0-26056
-----------------------------------               ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                       41-1519168
-------------------------------               ----------------------------------
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

       Common Stock, $.01 Par Value -- 2,479,200 shares as of May 5, 1999.
       -------------------------------------------------------------------

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

          PART I. FINANCIAL INFORMATION                                 Page No.
                                                                        --------
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998                              4

          Condensed Consolidated Statements of Operations
          Three-month periods ended March 31, 1999 and 1998                 5

          Condensed Consolidated Statements of Cash Flows
          Three-month periods ended March 31, 1999 and 1998                 6

          Notes to Condensed Financial Statements                           7

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                     8

          PART II. OTHER INFORMATION

Item 5.   Other Information                                                10

Item 6.   Exhibits and Reports on Form 8-K                                 10

          Signatures                                                       11


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, lack of market acceptance of the Company's products; dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed; inability of the Company to diversify its product offerings; revenue fluctuations caused by the Company's dependence on sales to governmental entities; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to properly manage growth in revenues and/or production requirements; inability of the Company to meet its future additional capital requirements; and control of the voting stock by insiders. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                           March 31,       December 31,
                                                             1999              1998
                                                         ------------      ------------
ASSETS                                                    (Unaudited)         (Note)
Current assets:
         Cash and cash equivalents                       $  1,561,000      $  1,326,000
         Accounts receivable                                1,026,000         1,402,000
         Inventories                                           54,000            74,000
         Prepaid expenses                                     102,000            32,000
         Deferred income taxes                                 57,000            57,000
                                                         ------------      ------------
Total current assets                                        2,800,000         2,891,000

Property and equipment, net                                   443,000           470,000

Other assets:
         Capitalized software development costs, net          824,000           856,000
         Deferred income taxes                                318,000           318,000
         Other                                                 88,000
                                                         ------------      ------------
                                                            1,230,000         1,174,000
                                                         ------------      ------------
Total Assets                                             $  4,473,000      $  4,535,000
                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                $    342,000      $    296,000
         Accrued compensation                                 190,000           270,000
         Deferred income                                       89,000           252,000
                                                         ------------      ------------
Total current liabilites                                      621,000           818,000

Deferred income tax liability                                 366,000           366,000

Minority interest                                              80,000

Shareholders' equity:
         Common stock                                          25,000            25,000
         Additional paid-in capital                         3,890,000         3,890,000
         Retained earnings (deficit)                         (509,000)         (564,000)
                                                         ------------      ------------
                                                            3,406,000         3,351,000
                                                         ------------      ------------

Total liabilities and shareholders' equity               $  4,473,000      $  4,535,000
                                                         ============      ============


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three-Month Period Ended
                                                               March 31
                                                     -----------------------------
                                                          1999             1998
                                                     -----------------------------
REVENUE:
        Product sales                                $    334,000     $    275,000
        Royalties                                         760,000          470,000
        Consulting services                                62,000           13,000
                                                     -----------------------------
                                                        1,156,000          758,000
COSTS OF REVENUE:
      Product sales                                       160,000          153,000
      Royalties                                            82,000           53,000
      Consulting services                                  22,000            3,000
                                                     -----------------------------
                                                          264,000          209,000
                                                     -----------------------------
Gross profit                                              892,000          549,000

OPERATING EXPENSES:
      Selling, general and administrative                 664,000          577,000
      Research and development                            189,000               --
                                                     -----------------------------
                                                          853,000          577,000
                                                     -----------------------------
Income (loss) from operations                              39,000          (28,000)

Other income, net                                          16,000           29,000
                                                     -----------------------------
Income before income taxes                                 55,000            1,000
Income taxes                                                   --               --
                                                     -----------------------------
Net income                                           $     55,000     $      1,000
                                                     =============================


Net income per common share-basic and diluted        $       0.02     $       0.00
                                                     =============================

Weighted average number of common
      shares outstanding:
           Basic                                        2,479,000        2,478,000
                                                     =============================
           Diluted                                      2,531,000        2,478,000
                                                     =============================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Three-Month Period Ended
                                                                       March 31
                                                            ------------------------------
                                                                 1999             1998
                                                            ------------------------------
OPERATING ACTIVITIES:
            Net income                                      $     55,000      $      1,000
            Adjustments to reconcile net income to
              net cash provided by operating activities          217,000           533,000
                                                            ------------------------------
            Net cash provided by operating activities            272,000           534,000


INVESTING ACTIVITIES:
            Purchase of property and equipment                   (27,000)          (12,000)
            Other                                                (10,000)               --
            Capitalized software development costs                    --          (259,000)
                                                            ------------------------------
            Net cash used in investing activities                (37,000)         (271,000)


FINANCING ACTIVITIES:                                                 --                --

                                                            ------------------------------
Increase in cash and cash equivalents                            235,000           263,000

Cash and cash equivalents, beginning of period                 1,326,000         2,000,000
                                                            ------------------------------
Cash and cash equivalents, end of period                    $  1,561,000      $  2,263,000
                                                            ==============================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Three Month Period Ended March 31, 1999)


Revenues for the first quarter of 1999 were $1,156,000 up 53% from $758,000 for the same period a year ago. The increase in first quarter revenues was due primarily to more sales of Autoscope(R) systems by both Image Sensing Systems, Inc. (ISS) and its majority owned subsidiary and by its North American distributor, Econolite Control Products, Inc. Econolite reported a significant sale that represented a 33 system extension of an existing project in Michigan. Asian sales were also better than expected with 12 units sold in the first quarter of 1999 compared to no sales in the first quarter of 1998.

Gross profits were $892,000 in the first quarter of 1999, or 77% of revenue, compared to $549,000, or 72% of revenue, for the same period a year ago. The increased margin in 1999 was due primarily to proportionately more revenue from royalties, which have significantly higher gross profit margins than product sales or consulting services.

Selling, general and administrative expenses were $664,000 for the first quarter of 1999 compared to $577,000 for the same period a year ago. The increase was due primarily to increased efforts in business development.

Research and development expenses were $189,000 in the first quarter of 1999 compared to none for the same period a year ago. The increase resulted because all development efforts in the first quarter of 1998 were directed toward software development for the new Autoscope Solo product with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Other income, net was $16,000 in the first quarter of 1999 compared to $29,000 for the same period a year ago. The decrease resulted due to a decrease in interest bearing cash equivalents during the first quarter on 1999.

The Company expects to avail itself of operating loss and research and development tax credit carryforwards and incur no income tax expense in 1999.

Liquidity and Capital Resources:

Cash provided by operating activities was $272,000 for the first quarter of 1999, compared to $534,000 for the same period in 1998. The reduced cash flow from operations in the first quarter of 1999 was primarily due to an unusually large collection on accounts receivables for the first quarter of 1998 compared to 1999.

Capital expenditures were $27,000 for the first quarter of 1999, compared to $12,000 for the same period in 1998. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1999. The Company is no longer incurring software development costs that should be capitalized, whereas $259,000 in such costs were incurred in the first quarter of 1998.

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

The Company has made every attempt to identify all relevant software that may affect the Company's operations through surveys and examination. Based on risk assessments that have been completed for the majority of the Company's operations, the Company must replace some of its Administrative Software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to convert its business operations to Year 2000 compatible software during the first half of 1999 by a combination of conversion to new software and upgrading existing software. The cost of these conversions is expected to be less than $20,000. However, there can be no guarantee that the Administrative Software on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended March 31, 1999:

         27      Financial Data Schedule
         99      Cautionary Statement

         (b)  Reports

         No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Image Sensing Systems, Inc.
                                    ----------------------------------------
                                    (Registrant)


Dated: May 14, 1999                 /s/ William L. Russell
                                    ----------------------------------------
                                    William L. Russell
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: May 14, 1999                 /s/ Arthur J. Bourgeois
                                    ----------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)