Form 10QSB
period 1999-06-30
IMAGE SENSING SYSTEMS INC
filed 1999-08-13
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1999                Commission File Number 0-26056

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

      Common Stock, $.01 Par Value -- 2,479,200 shares as of July 30, 1999.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

               PART I.  FINANCIAL INFORMATION                           Page No.
                                                                        --------

Item 1.        Condensed Financial Statements:

               Condensed Consolidated Balance Sheets
               June 30, 1999 and December 31, 1998                         4

               Condensed Statements of Operations
               Three- and six-month periods ended June 30, 1999 and 1998   5

               Condensed Statements of Cash Flows
               Six-month periods ended June 30, 1999 and 1998              6

               Notes to Condensed Financial Statements                     7


Item 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition               8

               PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders        11

Item 6.        Exhibits and Reports on Form 8-K                           12

               Signatures                                                 13


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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          June 30       December 31,
                                                           1999             1998
                                                        -----------     -----------
ASSETS                                                  (Unaudited)       (Note)
Current assets:
         Cash and cash equivalents                      $ 1,560,000     $ 1,326,000
         Accounts receivable                                913,000       1,402,000
         Inventories                                         67,000          74,000
         Prepaid expenses                                   126,000          32,000
         Deferred income taxes                               57,000          57,000
                                                        -----------     -----------
Total current assets                                      2,723,000       2,891,000

Property and equipment, net                                 407,000         470,000

Other assets:
         Capitalized software development costs, net        792,000         856,000
         Deferred income taxes                              318,000         318,000
         Other                                               88,000              --
                                                        -----------     -----------
                                                          1,198,000       1,174,000
                                                        -----------     -----------
Total assets                                            $ 4,328,000     $ 4,535,000
                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                               $   297,000     $   296,000
         Accrued compensation                               194,000         270,000
         Deferred income                                     25,000         252,000
                                                        -----------     -----------
Total current liabilites                                    516,000         818,000

Deferred income tax liability                               366,000         366,000

Minority interest                                            80,000              --

Shareholders' equity:
         Common stock                                        25,000          25,000
         Additional paid-in capital                       3,890,000       3,890,000
         Retained earnings (deficit)                       (549,000)       (564,000)
                                                        -----------     -----------
                                                          3,366,000       3,351,000
                                                        -----------     -----------

Total liabilities and shareholders' equity              $ 4,328,000     $ 4,535,000
                                                        ===========     ===========



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

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three-Month Period Ended       Six-Month Period Ended
                                                                  June 30                        June 30
                                                         ---------------------------    ---------------------------
                                                             1999            1998          1999            1998
                                                         -----------     -----------    -----------     -----------
REVENUE:
      Product sales                                      $   442,000     $   236,000    $   776,000     $   511,000
      Royalties                                              628,000         499,000      1,388,000         969,000
      Consulting services                                     61,000          54,000        123,000          67,000
                                                         -----------     -----------    -----------     -----------
                                                           1,131,000         789,000      2,287,000       1,547,000

COSTS OF REVENUE:
      Product sales                                          217,000         109,000        377,000         262,000
      Royalties                                               70,000          57,000        152,000         110,000
      Consulting services                                     26,000          22,000         48,000          25,000
                                                         -----------     -----------    -----------     -----------
                                                             313,000         188,000        577,000         397,000
                                                         -----------     -----------    -----------     -----------
Gross profit                                                 818,000         601,000      1,710,000       1,150,000

OPERATING EXPENSES:
      Selling, general and administrative                    702,000         581,000      1,366,000       1,158,000
      Research and development                               180,000              --        369,000              --
                                                         -----------     -----------    -----------     -----------
                                                             882,000         581,000      1,735,000       1,158,000
                                                         -----------     -----------    -----------     -----------
Income (loss) from operations                                (64,000)         20,000        (25,000)         (8,000)

Other income, net                                             24,000          26,000         40,000          55,000
                                                         -----------     -----------    -----------     -----------
Income (loss) before income taxes                            (40,000)         46,000         15,000          47,000
Income taxes                                                      --              --             --              --
                                                         -----------     -----------    -----------     -----------
Net income (loss)                                        $   (40,000)    $    46,000    $    15,000     $    47,000
                                                         ===========     ===========    ===========     ===========

Net income (loss) per common share - basic
      and diluted                                        $     (0.02)    $      0.02    $      0.01     $      0.02
                                                         ===========     ===========    ===========     ===========



Weighted average number of common shares outstanding:
         Basic                                             2,479,000       2,479,000      2,479,000       2,478,000
                                                         ===========     ===========    ===========     ===========
         Diluted                                           2,530,000       2,493,000      2,531,000       2,483,000
                                                         ===========     ===========    ===========     ===========




See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               Six-Month Period Ended
                                                                      June 30
                                                             ---------------------------
                                                                 1999           1998
                                                             -----------     -----------
OPERATING ACTIVITIES:
            Net income                                       $    15,000     $    47,000
            Adjustments to reconcile net income to
                net cash provided by operating activities        274,000         372,000
                                                             -----------     -----------
            Net cash provided by operating activities            289,000         419,000


INVESTING ACTIVITIES:
            Purchase of property and equipment                   (45,000)        (45,000)
            Other                                                (10,000)
            Capitalized software development costs                              (562,000)
                                                             -----------     -----------
            Net cash used in investing activities                (55,000)       (607,000)


FINANCING ACTIVITIES:
            Proceeds from exercise of stock option                    --           4,000
                                                             -----------     -----------
            Net cash provided by financing activities                 --           4,000
                                                             -----------     -----------

Increase (decrease) in cash and cash equivalents                 234,000        (184,000)

Cash and cash equivalents, beginning of period                 1,326,000       2,000,000
                                                             ===========     ===========
Cash and cash equivalents, end of period                     $ 1,560,000     $ 1,816,000
                                                             ===========     ===========






See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               (Three- and Six-Month Periods Ended June 30, 1999)


Revenues for the second quarter of 1999 were $1,131,000, an increase of 43% from $789,000 for the same period a year ago, while revenues for the first half of 1999 were $2,287,000, an increase of 48% from $1,547,000 a year ago. The increase in revenues from product sales and royalties for these periods was due primarily to more sales of Autoscope(R) systems by both Image Sensing Systems, Inc. (ISS) and its North American distributor, Econolite Control Products, Inc. (Econolite). Unit sales by ISS and Econolite increased 44% for the second quarter and have increased 55% for the first half of 1999, compared to the same periods a year ago. Revenue from direct sales and royalties for the second quarter of 1999 increased 87% and 26%, respectively, compared to the second quarter of 1998. Revenue from direct sales and royalties for the first half of 1999 increased 52% and 43%, respectively, compared to the first half of 1998.

Gross profit was $818,000 in the second quarter of 1999, or 72% of revenue, compared to $601,000, or 76% of revenue, for the same period a year ago. Gross profit for the first half of 1999 was $1,710,000, or 75% of revenue, compared to $1,150,000, or 74% of revenue, for the same period a year ago. The lower margin in the second quarter was due primarily to deriving proportionately more revenue from direct sales than from royalties, the former having a lower gross profit margin.

Selling, general and administrative expenses were $702,000 and $1,366,000, respectively, for the three- and six-month periods ended June 30, 1999, compared to $581,000 and $1,158,000, respectively, for the same periods a year ago. The increases were due primarily to added efforts in business development and amortization of software development costs which began in October 1998.

Research and development expenses were $180,000 and $369,000, respectively, for the three- and six-month periods ended June 30, 1999, compared to none for the same periods a year ago. The increase resulted because all development efforts in the first half of 1998 were directed toward software development for the new Autoscope Solo product with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Loss from operations was $64,000 and $25,000, respectively, for the three- and six-month periods ended June 30, 1999, compared to income from operations of $20,000 and loss from operations of $8,000 for the same periods a year ago. The decrease in earnings from operations for the second quarter and first half of 1999 is due primarily to research and development costs incurred in 1999 compared to 1998.

Other income, net, was $24,000 and $40,000, respectively, for the three- and six-month periods ended June 30, 1999, compared to $26,000 and $55,000, respectively, for the same periods a year ago. The decrease resulted primarily from holding less cash in interest bearing cash equivalents during the first half of 1999.

The Company expects to avail itself of operating loss and research and development tax credit carryforwards and incur no income tax expense in 1999.

Liquidity and Capital Resources:

Cash provided by operating activities was $289,000 for the six-month period ended June 30, 1999, compared to $419,000 for the same period in 1998. The reduced cash flow from operations in the first half of 1999 was primarily due to an unusually large collection on accounts receivable for the first half of 1998 compared to 1999.

Capital expenditures were $45,000 for the first half of 1999, the same as the comparable period in 1998. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1999. The Company is no longer incurring software development costs that should be capitalized, whereas $562,000 in such costs were incurred in the first half of 1998.

Management believes that its cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. All of the software produced by the Company has been analyzed and the Company is not aware of any potential for date recognition problems in its products. However, the Company also uses off-the-shelf software produced by third parties for use in administrative functions such as word processing, network administration, voice mail messaging, billing and record keeping. In the event, that any of such programs are susceptible to date recognition problems, this could result in a system failure or miscalculations causing disruption of operations, including, among other things, intra-company communications, preparation of invoices and collection of accounts receivables, and many other normal business activities.

The Company has made every attempt to identify all relevant software that may affect the Company's operations through surveys and examination. Based on risk assessments that have been completed for the majority of the Company's operations, the Company converted the majority of its business operations to new Year 2000 compatible software by a combination of conversion to new software and upgrading existing software. The cost of these conversions to date has not been material. However, there can be no guarantee that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

PART II: OTHER INFORMATION

Item 1.                 Legal Proceedings

                        Not applicable

Item 2.                 Changes in Securities

                        Not applicable

Item 3.                 Defaults upon Senior Securities

                        Not applicable

Item 4.                 Submission of Matters to a Vote of Security Holders

                        The Company held its annual meeting on May 11, 1999, in Minneapolis, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The only matters voted upon at the meeting were (1) the election of directors and (2) Approval of the 180,000 share increase in the number of shares reserved for issuance under the Company's Long-Term Incentive and Stock Option Plan as follows:

                        (1) Election of Directors:

                        Director                    For     Withhold Authority
                        --------                    ---     ------------------

                        Panos G. Michalopoulos    2,276,074        28,950
                        William L. Russell        2,302,724         2,300
                        Richard C. Magnuson       2,277,074        27,950
                        Richard P. Braun          2,301,574         3,450
                        James Murdakes            2,277,074        27,950
                        C. (Dino) Xykis           2,301,724         3,300

                        (2) Approval of 180,000 share increase in the number of shares reserved for issuance under the Company's Long-Term Incentive and Stock Option Plan:

                                    For                Against     Abstain
                                    ---                -------     -------
                                 1,577,639              82,035      16,605

Item 5.                 Other Information

                        Not applicable

Item 6.                 Exhibits and Reports on Form 8-K

                        (a) Exhibits

                        The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended June 30, 1999:

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


                           Image Sensing Systems, Inc.
                           --------------------------------------------------
                           (Registrant)


Dated:  August 13 1999     /s/ William L. Russell
                           --------------------------------------------------
                           William L. Russell
                           President and Chief Executive Officer
                          (principal executive officer)


Dated: August 13, 1999     /s/ Arthur J. Bourgeois
                           --------------------------------------------------
                           Arthur J. Bourgeois
                           Chief Financial Officer
                           (principal financial and accounting officer)