Form 10QSB
period 1999-09-30
IMAGE SENSING SYSTEMS INC
filed 1999-10-28
CIK 943034

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

For the period ended September 30, 1999           Commission File Number 0-26056
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

    Common Stock, $.01 Par Value -- 2,479,200 shares as of October 28, 1999.
    ------------------------------------------------------------------------

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

            PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets
            September 30, 1999 and December 31, 1998                           4

            Condensed Consolidated Statements of Operations
            Three- and nine-month periods ended September 30, 1999 and 1998    5

            Condensed Consolidated Statements of Cash Flows
            Nine-month periods ended September 30, 1999 and 1998               6

            Notes to Condensed  Consolidated Financial Statements              7


Item 2.     Management's Discussion and Analysis of
            Results of Operations and Financial Condition                      8

            PART II.  OTHER INFORMATION

Item 4.     Other Information                                                 11

Item 6.     Exhibits and Reports on Form 8-K                                  11

            Signatures                                                        12


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, lack of market acceptance of the Company's products; dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed; inability of the

Company to diversify its product offerings; revenue fluctuations caused by the Company's dependence on sales to governmental entities; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to properly manage growth in revenue and/or production requirements; inability of the Company to meet its future additional capital requirements; and control of the voting stock by insiders. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                        September 30    December 31,
                                                           1999            1998
                                                        -----------     -----------
ASSETS                                                  (Unaudited)        (Note)
Current assets:
         Cash and cash equivalents                      $ 1,371,000     $ 1,326,000
         Accounts receivable                                850,000       1,402,000
         Inventories                                         87,000          74,000
         Prepaid expenses                                   130,000          32,000
         Deferred income taxes                               57,000          57,000
                                                        -----------     -----------
Total current assets                                      2,495,000       2,891,000

Property and equipment, net                                 385,000         470,000

Other assets:
         Capitalized software development costs, net        759,000         856,000
         Deferred income taxes                              318,000         318,000
         Other                                               87,000              --
                                                        -----------     -----------
                                                          1,164,000       1,174,000
                                                        -----------     -----------
Total assets                                            $ 4,044,000     $ 4,535,000
                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                               $   263,000     $   296,000
         Accrued compensation                               181,000         270,000
         Deferred income                                     35,000         252,000
                                                        -----------     -----------
Total current liabilites                                    479,000         818,000

Deferred income tax liability                               366,000         366,000

Minority interest                                            80,000              --

Shareholders' equity:
         Common stock                                        25,000          25,000
         Additional paid-in capital                       3,890,000       3,890,000
         Retained earnings (deficit)                       (796,000)       (564,000)
                                                        -----------     -----------
                                                          3,119,000       3,351,000
                                                        -----------     -----------

Total liabilities and shareholders' equity              $ 4,044,000     $ 4,535,000
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

                          IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three-Month Period Ended         Nine-Month Period Ended
                                                     September 30                    September 30
                                             ---------------------------     ---------------------------
                                                 1999            1998            1999            1998
                                             ---------------------------     ---------------------------
REVENUE:
      Product sales                          $   268,000     $   222,000     $ 1,044,000     $   733,000
      Royalties                                  608,000         344,000       1,996,000       1,313,000
      Consulting services                         19,000         111,000         142,000         178,000
                                             ---------------------------     ---------------------------
                                                 895,000         677,000       3,182,000       2,224,000

COSTS OF REVENUE:
      Product sales                              161,000          80,000         538,000         342,000
      Royalties                                   63,000          40,000         215,000         150,000
      Consulting services                         10,000          41,000          58,000          66,000
                                             ---------------------------     ---------------------------
                                                 234,000         161,000         811,000         558,000
                                             ---------------------------     ---------------------------
Gross profit                                     661,000         516,000       2,371,000       1,666,000

OPERATING EXPENSES:
      Selling, general and administrative        751,000         522,000       2,117,000       1,680,000
      Research and development                   174,000              --         543,000              --
                                             ---------------------------     ---------------------------
                                                 925,000         522,000       2,660,000       1,680,000
                                             ---------------------------     ---------------------------
Income (loss) from operations                   (264,000)         (6,000)       (289,000)        (14,000)

Other income, net                                 17,000          23,000          57,000          78,000
                                             ---------------------------     ---------------------------
Income (loss) before income taxes               (247,000)         17,000        (232,000)         64,000
Income taxes                                          --              --              --              --
                                             ---------------------------     ---------------------------
Net income (loss)                            $  (247,000)    $    17,000     $  (232,000)    $    64,000
                                             ===========================     ===========================

Net income (loss) per common share-basic
  and diluted                                $     (0.10)    $      0.01     $     (0.09)    $      0.03
                                             ===========================     ===========================

Weighted average number of common
  shares outstanding
      Basic                                    2,479,200       2,482,000       2,479,200       2,481,000
                                             ===========================     ===========================
      Diluted                                  2,479,200       2,482,000       2,479,200       2,484,000
                                             ===========================     ===========================


See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine-Month Period Ended
                                                                     September 30
                                                             ---------------------------
                                                                 1999            1998
                                                             ---------------------------
OPERATING ACTIVITIES:
            Net income (loss)                                $  (232,000)    $    64,000
            Adjustments to reconcile net income (loss) to
                net cash provided by operating activities        365,000         249,000
                                                             ---------------------------
            Net cash provided by operating activities            133,000         313,000


INVESTING ACTIVITIES:
            Purchase of property and equipment                   (78,000)        (70,000)
            Other                                                (10,000)
            Capitalized software development costs                              (825,000)
                                                             ---------------------------
            Net cash used in investing activities                (88,000)       (895,000)


FINANCING ACTIVITIES:
            Proceeds from exercise of stock option                    --           4,000
                                                             ---------------------------
            Net cash provided by financing activities                 --           4,000
                                                             ---------------------------

Increase (decrease) in cash and cash equivalents                  45,000        (578,000)

Cash and cash equivalents, beginning of period                 1,326,000       2,000,000
                                                             ---------------------------
Cash and cash equivalents, end of period                     $ 1,371,000     $ 1,422,000
                                                             ===========================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            (Three- and Nine-month Periods Ended September 30, 1999)


Revenue for the third quarter of 1999 was $895,000, an increase of 32% from $677,000 for the same period a year ago, while revenue for the nine-month period ended September 30, 1999 was $3,182,000, an increase of 43% from $2,224,000 a year ago. The increase in revenue from product sales and royalties for these periods was due primarily to more sales of Autoscope(R) systems by both Image Sensing Systems, Inc. (ISS) and its North American distributor, Econolite Control Products, Inc. (Econolite). Unit sales by ISS and Econolite increased 88% for the third quarter and have increased 63% for the nine-month period ended September 30, 1999, compared to the same periods a year ago. Revenue from direct sales and royalties for the third quarter of 1999 increased 21% and 77%, respectively, compared to the third quarter of 1998. Revenue from direct sales and royalties for the nine-month period ended September 30, 1999 increased 42% and 52%, respectively, compared to a year ago.

Gross profit was $661,000 in the third quarter of 1999, or 74% of revenue, compared to $516,000, or 76% of revenue, for the same period a year ago. Gross profit for the nine-month period ended September 30, 1999 was $2,371,000, or 75% of revenue, compared to $1,666,000, or 75% of revenue, for the same period a year ago.

Selling, general and administrative expenses were $751,000 and $2,117,000, respectively, for the three- and nine-month periods ended September 30, 1999, compared to $522,000 and $1,680,000, respectively, for the same periods a year ago. The increases were due primarily to added efforts in business development and amortization of software development costs which began in October 1998.

Research and development expenses were $174,000 and $543,000, respectively, for the three- and nine-month periods ended September 30, 1999, compared to none for the same periods a year ago. The increase resulted because all development efforts in the first nine months of 1998 were directed toward software development for the new Autoscope Solo product with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Loss from operations was $264,000 and $289,000, respectively, for the three- and nine-month periods ended September 30, 1999, compared to $6,000 and $14,000 for the same periods a year ago. The increase in operating losses was due primarily to research and development costs incurred in 1999 compared to 1998 and an increase in business development expense in 1999.

Other income, net, was $17,000 and $57,000, respectively, for the three- and nine-month periods ended September 30, 1999, compared to $23,000 and $78,000, respectively, for the same periods a year ago. The decrease resulted primarily from holding less cash in interest bearing cash equivalents during the first nine months of 1999.

The Company does not expect to receive any current income tax benefit from losses incurred in 1999.

Liquidity and Capital Resources:

Cash provided by operating activities was $133,000 for the nine-month period ended September 30, 1999, compared to $313,000 for the same period in 1998. The reduced cash flow from operations in the nine-month period ended September 30, 1999 was primarily due to an unusually large collection on accounts receivable in 1998 compared to 1999.

Capital expenditures were $78,000 for the nine-month period ended September 30, 1999, which is comparable to 1998. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1999. The Company is no longer incurring software development costs that should be capitalized, whereas $825,000 in such costs were incurred in the nine-month period ended September 30 1998.

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

                           PART II - OTHER INFORMATION

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

                        Not applicable

Item 5.                 Other Information

                        Not applicable

Item 6.                 Exhibits and Reports on Form 8-K

                        (a)  Exhibits

                        The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended September 30, 1999:

                        27          Financial Data Schedule
                        99          Cautionary Statement

                        (b) Reports

                        No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its bethree quarters by the undersigned thereunto duly authorized.


                                    Image Sensing Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)


Dated: October 28, 1999             /s/ William L. Russell
                                    --------------------------------------------
                                    William L. Russell
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated: October 28, 1999             /s/ Arthur J. Bourgeois
                                    --------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)