Form 10QSB/A
period 1999-09-30
IMAGE SENSING SYSTEMS INC
filed 2000-02-10
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A

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


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, lack of market acceptance of the Company's products; dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed; inability of the

Company to diversify its product offerings; revenue fluctuations caused by the Company's dependence on sales to governmental entities; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to properly manage growth in revenue and/or production requirements; inability of the Company to meet its future additional capital requirements; and control of the voting stock by insiders. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      September 30    December 31,
                                                         1999             1998
                                                      ------------    ------------
ASSETS                                                (Unaudited)        (Note)
Current assets:
       Cash and cash equivalents                      $ 1,371,000     $ 1,326,000
       Accounts receivable                                850,000       1,402,000
       Inventories                                         87,000          74,000
       Prepaid expenses                                   130,000          32,000
       Deferred income taxes                               57,000          57,000
                                                      -----------     -----------
Total current assets                                    2,495,000       2,891,000

Property and equipment, net                               385,000         470,000

Other assets:
       Capitalized software development costs, net        880,000         856,000
       Deferred income taxes                              318,000         318,000
       Other                                               87,000              --
                                                      -----------     -----------
                                                        1,285,000       1,174,000
                                                      -----------     -----------
Total assets                                          $ 4,165,000     $ 4,535,000
                                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                               $   263,000     $   296,000
       Accrued compensation                               181,000         270,000
       Deferred income                                     35,000         252,000
                                                      -----------     -----------
Total current liabilites                                  479,000         818,000

Deferred income tax liability                             366,000         366,000

Minority interest                                          80,000              --

Shareholders' equity:
       Common stock                                        25,000          25,000
       Additional paid-in capital                       3,890,000       3,890,000
       Retained earnings (deficit)                       (675,000)       (564,000)
                                                      -----------     -----------
                                                        3,240,000       3,351,000
                                                      -----------     -----------

Total liabilities and shareholders' equity            $ 4,165,000     $ 4,535,000
                                                      ===========     ===========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                       4
See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                Three-Month Period Ended         Nine-Month Period Ended
                                                      September 30                     September 30
                                              ---------------------------     ---------------------------
                                                  1999            1998           1999            1998
                                              ---------------------------     ---------------------------

REVENUE:
       Product sales                          $   268,000     $   222,000     $ 1,044,000     $   733,000
       Royalties                                  608,000         344,000       1,996,000       1,313,000
       Consulting services                         19,000         111,000         142,000         178,000
                                              ---------------------------     ---------------------------
                                                  895,000         677,000       3,182,000       2,224,000

COSTS OF REVENUE:
       Product sales                              161,000          80,000         538,000         342,000
       Royalties                                   63,000          40,000         215,000         150,000
       Consulting services                         10,000          41,000          58,000          66,000
                                              ---------------------------     ---------------------------
                                                  234,000         161,000         811,000         558,000
                                              ---------------------------     ---------------------------
Gross profit                                      661,000         516,000       2,371,000       1,666,000

OPERATING EXPENSES:
       Selling, general and administrative        751,000         522,000       2,117,000       1,680,000
       Research and development                    53,000              --         422,000              --
                                              ---------------------------     ---------------------------
                                                  804,000         522,000       2,539,000       1,680,000
                                              ---------------------------     ---------------------------
Income (loss) from operations                    (143,000)         (6,000)       (168,000)        (14,000)

Other income, net                                  17,000          23,000          57,000          78,000
                                              ---------------------------     ---------------------------
Income (loss) before income taxes                (126,000)         17,000        (111,000)         64,000
Income taxes                                           --              --              --              --
                                              ---------------------------     ---------------------------
Net income (loss)                             $  (126,000)    $    17,000     $  (111,000)    $    64,000
                                              ===========================     ===========================

Net income (loss) per common share-basic
and diluted                                   $     (0.05)    $      0.01     $     (0.04)    $      0.03
                                              ===========================     ===========================

Weighted average number of common
shares outstanding
Basic                                           2,479,200       2,482,000       2,479,200       2,481,000
                                              ===========================     ===========================
Diluted                                         2,479,200       2,482,000       2,479,200       2,484,000
                                              ===========================     ===========================


See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                            Nine-Month Period Ended
                                                                  September 30
                                                          ---------------------------
                                                              1999           1998
                                                          ---------------------------

OPERATING ACTIVITIES:
         Net income (loss)                                $  (111,000)    $    64,000
         Adjustments to reconcile net income (loss) to
             net cash provided by operating activities        365,000         249,000
                                                          ---------------------------
         Net cash provided by operating activities            254,000         313,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                   (78,000)        (70,000)
         Other                                                (10,000)
         Capitalized software development costs              (121,000)       (825,000)
                                                          ---------------------------
         Net cash used in investing activities               (209,000)       (895,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock option                    --           4,000
                                                          ---------------------------
         Net cash provided by financing activities                 --           4,000
                                                          ---------------------------

Increase (decrease) in cash and cash equivalents               45,000        (578,000)

Cash and cash equivalents, beginning of period              1,326,000       2,000,000
                                                          ---------------------------
Cash and cash equivalents, end of period                  $ 1,371,000     $ 1,422,000
                                                          ===========================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

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


Note B: Restatement

The company has restated its financial statements for the three and nine months ended September 30, 1999 to reflect the capitalizing of software development costs. The capitalization of these costs is consistent with 1998 and with Statement of Financial Accounting Standards No. 86.

The company's research and development expense was restated from $174,000 to $53,000 in the third quarter and year to date from $563,000 to $422,000. The company's net loss for the third quarter was restated from $247,000 or $.10 per share to $126,000 or $.05 per share. The year to date loss was restated from $232,000 or $.09 per share to $111,000 or $.05 per share.

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

Research and development expenses as restated were $53,000 and $422,000, respectively, for the three- and nine-month periods ended September 30, 1999, compared to none for the same periods a year ago. The reduction in research and development expenses reported earlier, reflect capitalized costs associated with new products for the Autoscope Solo(TM) program. This is being done to be consistent with Accounting Standards No. 86. The net increase from 1998 to 1999 resulted because all development efforts in the first nine months of 1998 were directed toward software development for the new Autoscope Solo product with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Loss from operations as restated was $143,000 and $168,000, respectively, for the three- and nine-month periods ended September 30, 1999, compared to $6,000 and $14,000 for the same periods a year ago. The increase in operating losses was due primarily to research and development costs incurred in 1999 compared to 1998 and an increase in business development expense in 1999.

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

Liquidity and Capital Resources:
-------------------------------

Cash provided by operating activities was $254,000 for the nine-month period ended September 30, 1999, compared to $313,000 for the same period in 1998. The reduced cash flow from operations in the nine-month period ended September 30, 1999 was primarily due to an unusually large collection on accounts receivable in 1998 compared to 1999.

Capital expenditures were $78,000 for the nine-month period ended September 30, 1999, which is comparable to 1998. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 1999. The Company is incurring software development costs that have been capitalized. As restated as of September 30, 1999 $121,000 has been capitalized, versus $825,000 in such costs that were incurred in the nine-month period ended September 30 1998.

Management believes that its cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.

Impact of the Year 2000 Issue
-----------------------------

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

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable

Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable

Item 5.           Other Information
                  -----------------

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)  Exhibits
                       --------

                  The following exhibits were filed as part of the quarterly report on Form 10-QSB for the quarterly period ended September 30, 1999:

                  27       Financial Data Schedule
                  99       Cautionary Statement

                  (b)  Reports
                       -------

                  No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB/A

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


                                   Image Sensing Systems, Inc.
                                   --------------------------------------------
                                   (Registrant)


Dated: February 10, 2000             /s/ William L. Russell
                                   --------------------------------------------
                                   William L. Russell
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated: February 10, 2000             /s/ Jeffrey F. Martin
                                   --------------------------------------------
                                   Jeffrey F. Martin
                                   Chief Financial Officer
                                   (principal financial and accounting officer)