Form 10KSB40
period 1999-12-31
IMAGE SENSING SYSTEMS INC
filed 2000-03-30
CIK 943034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number 0-26056
                                                -------

                           IMAGE SENSING SYSTEMS, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

                 MINNESOTA                                 41-1519168
                 ---------                                 ----------
      State or other jurisdiction of          I.R.S. Employer Identification No.
      incorporation of organization

1600 UNIVERSITY AVE. W., #500, ST. PAUL, MN 55104            (651) 603-7700
-------------------------------------------------            --------------
     Address of principal executive offices            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange act:

                                      NONE
                                      ----
                               Title of each class

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                               Title of each class

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [X] Yes    [ ] No

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB. [X]

         The registrant's revenues for the fiscal year ended December 31, 1999 totaled $4,772,000.

         Based on the closing bid price at March 24, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $18,763,425.

         The number of shares outstanding of the registrant's $.01 par value common stock, as of March 24, 1999, was 2,480,950 shares.

         Transitional Small Business Issuer Format: [ ] Yes    [x] No

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, which was filed as an exhibit hereto, are incorporated by reference into Parts I and II.

Portions of the registrant's Proxy Statement for its May 10, 2000 Annual Meeting, which will be filed prior to April 30, 1999, are incorporated by reference in Part III.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, lack of market acceptance of the Company's products; dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed; inability of the Company to diversify its product offerings; revenue fluctuations caused by the Company's dependence on sales to governmental entities; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to properly manage growth in revenues and/or production requirements; inability of the Company to meet its future additional capital requirements; and control of the voting stock by insiders. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 1999.


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

         The Company's first product, the Autoscope(R) Wide Area Video Vehicle Detection System, converts video images of a traffic scene into digitized traffic data that may be transmitted to local or remote locations for real-time traffic management or stored for later analysis. The Autoscope system is modular, flexible, and expandable and has a variety of current and potential applications in intersection control, freeway traffic management, and traffic data collection. Automated vehicle detection for traffic management has traditionally been performed with inductive wire loops buried in the pavement. The Autoscope system is easier to install and maintain than embedded loop detectors; is non-destructive to road surfaces; and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. The Company believes that the Autoscope system is superior to loop detectors and most other commercially available vehicle detection systems in its current range of applications and its ability to support new applications for advanced technology solutions to traffic management problems.

         In 1987, the University of Minnesota, utilizing the technology underlying the Autoscope system, demonstrated the first working traffic application of image processing technology. The U.S. patent for certain aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The Company has an exclusive worldwide license from the University of Minnesota for that technology and the patent and pays royalties to the University of Minnesota in exchange for such license. The Company has sublicensed the exclusive right to manufacture and market the Autoscope system in North America and the Caribbean to Econolite Control Products, Inc. (Econolite) of Anaheim, California and receives royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by the Company outside of North America and the Caribbean. In 1997, ISS and Econolite jointly entered into a Production Agreement with Cohu, Inc., Electronic Division (Cohu), wherein ISS and Econolite each granted to Cohu a non-exclusive right to manufacture the Autoscope Solo(TM)product solely for sale to ISS and Econolite.

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

         Through the use of its sophisticated proprietary technology, the Company has been able to apply machine vision technology to traffic management problems. The Company's technology was initially developed by Dr. Panos Michalopoulos, Director and Chief Scientific Advisor of ISS and a Professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. The technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope system.

THE AUTOSCOPE SYSTEM

         The Autoscope 2004 system generally consists of one to four video cameras, a flexible modular microprocessor with specialized software and circuitry, and a supervisor computer with a video monitor, keyboard, and mouse. The Autoscope Solo(TM) system (Solo) incorporates the microprocessor and circuitry into a single video camera. The Autoscope microprocessor in both the 2004 and Solo systems accepts scenic input from the video cameras and, through a series of complex algorithms and computer software, converts the scenic data into digitized data. This data can then be used for traffic control, research, management, and planning purposes. Most brands of commercially available personal computers with standard configurations can be used as the supervisor computer in the system.

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

         The Company introduced Autoscope Solo in October 1998. The Solo, which integrates the video image processor camera and peripherals, was developed over the last two years and has now been deployed in two large projects in Minneapolis and St. Paul, Minnesota.

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

         The Autoscope system can be programmed to provide data with respect to vehicle presence, traffic volume, time occupancy (percent of time the detection zone is occupied), vehicle speed, turning movements, queue lengths, stopped vehicles, vehicle direction, and vehicle length. This information is then routed to the intersection signal controller to control the flow of traffic at the intersection or provide alarms at centralized traffic control centers. For example, the Autoscope system can determine that a queue has developed at a stoplight and route that information to the intersection controller so that the signal times can be adjusted appropriately or a left turn signal phase can be engaged if a line develops at the left turn lane. In addition, selected detection zones in the Autoscope system can be programmed so that they only detect cars moving in one direction. This capability can be used to prevent undesired detections, such as a left turning vehicle that has turned too sharply and is momentarily driving in the wrong lane. This capability can also be used to detect cars going the wrong way on a one way street or the wrong way on a freeway exit-ramp. The majority of all commercially installed Autoscope systems are currently being used for intersection control applications.

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

         The size of the Company's research and development staff varies in numbers depending on the allocation of engineering resources to outside projects and product support. Generally fifteen individuals, of whom six hold advanced degrees, are presently involved in research and development. The Company's research and development expenditures totaled approximately $478,000 in 1999 and $203,000 in 1998. In addition, the Company capitalized software development costs during the application development stage for the Solo product totaling $287,000 in 1999 and $825,000 in 1998. The combination of capitalized software development costs and research and development costs was $765,000 in 1999 and $1,028,000 in 1998. The

Company expects its research and development costs in 2000 to be comparable to the combined capitalized software development and research and development costs incurred in previous years.

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

         On June 9, 1998, the Transportation Equity Act for the 21st Century (TEA-21) was signed into law. This law authorizes $198 billion in spending for highways, highway safety, transit and other surface transportation programs over the next five years. Over $10 billion is earmarked for mitigation of congestion and air quality improvement, to develop and deploy advanced intelligent transportation system technologies and for transportation research and technology deployment. TEA-21 will provide transportation managers with increased funding over the next five years to enable more deployment of machine vision technology.

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

BACKLOG

         The Company's backlog of unfulfilled firm orders from distributors was not material as of December 31, 1999 and was $288,000 as of December 31, 1998. Terms of agreements between distributors of the Company's products and government contractors and other customers generally provide for cancellation or rescheduling of delivery. Accordingly, the Company's backlog at a particular date may not be indicative of its future revenue.

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

MARKETING AND MANUFACTURING

         Marketing and manufacturing of the Autoscope system in North America and the Caribbean (the Econolite Territory) has been performed by Econolite Control Products, Inc. of Anaheim, California pursuant to a Manufacturing, Distributing and Technology License Agreement (the Econolite Agreement). Pursuant to that agreement, ISS has appointed Econolite as its licensee to make, have made, use, license, distribute and sell the Autoscope system and related technology in the Econolite Territory. Econolite has agreed to use its best efforts to promote the sale of the Autoscope system and not to distribute products that compete with the Autoscope system. Econolite pays ISS a royalty on revenue derived by Econolite from sales of the Autoscope system. Econolite has over 64 years of experience in the traditional traffic intersection control industry.

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

         ISS has established a sales and marketing capability in countries outside the Econolite Territory. In November 1998, the Company engaged a Director of Asian Operations to be responsible for sales and marketing efforts, including revitalization and growth of distributors in this market. In addition, on February 1, 1999, the Company acquired a sixty- percent equity interest in a sales organization in Hong Kong. This affiliate, under the direction of the Director of Asian Operations, will market the Company's products as well as related traffic control products in Asia.

         The Company also employs a business development manager to expand the distribution network in Europe and Latin America. The Company, along with its Asian affiliate, currently has distributor agreements with twenty-one distributors covering countries primarily in Europe, Asia, and South America. Under the distributor agreements each distributor agrees to use its best efforts to market and sell the Autoscope system and to purchase one demonstration system of the Autoscope for use in its marketing efforts.

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

         The technology underlying the Autoscope system was initially developed by Dr. Panos Michalopoulos, Director and Chief Scientific Advisor of ISS and a Professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. Additional system developments were funded, in part, by the Minnesota Department of Transportation and the Federal Highway Administration from 1985 to 1989. The U.S. patent for certain aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The University of Minnesota has filed to perfect related patents in France, Germany, the United Kingdom, and Japan. Dr. Michalopoulos has assigned all of his rights in such technology to the Company or to the University of Minnesota. The Company entered into a License Agreement (the License Agreement) with the University of Minnesota in 1991.

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

EMPLOYEES

         As of March 1, 2000 the Company and its affiliate had 35 full time employees, of which 15 were engaged in research and development; 3 in product and customer support; 4 in sales and marketing; 5 in management, administration, finance, and human resources; and 8 at its affiliate. No employee is represented by a union. The Company believes its employee relations are good.

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


ITEM 2.           DESCRIPTION OF PROPERTY

                  The Company currently leases approximately 10,000 square feet of office space in St. Paul, Minnesota. The lease expires in November 2001, with an option to extend the lease through November 2004. Aggregate annual lease payments under the lease are approximately $144,000. The Company believes its facilities are sufficient for its current needs.

ITEM 3.           LEGAL PROCEEDINGS

                  During 1999, the Company was not involved in any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

                                     PART II

ITEM 5.           MARKET PRICE OF COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                  MARKET INFORMATION

                  Price Range of Common Stock is included in the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

                  HOLDERS

                  As of March 24, 1999, the Company had approximately 27 holders of record of its Common Stock and approximately 650 shareholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data as a percent of revenue:
                                                       Year Ended December 31
                                                       ----------------------
                                                        1999          1998
--------------------------------------------------------------------------------
Product sales                                           35.9%         26.2%
Royalties                                               58.7          65.8
Consulting services                                      5.4           8.0
                                                       ----------------------
         Total revenue                                 100.0         100.0
Cost of revenue                                         25.6          22.1
                                                       ----------------------
Gross profit                                            74.4          77.9
Selling, marketing and product support                  17.4          29.9
General and administrative                              43.4          38.7
Research and development                                10.0           6.0
                                                       ----------------------
Income from operations                                   3.5           3.3
Net income                                               5.3           6.2

Product sales for 1999 increased to $1,712,000 compared to $881,000 in 1998. The increase was due primarily to greater sales in Asia, $902,000 in 1999 compared to $140,000 in 1998. Royalty income increased to $2,801,000 in 1999 compared to $2,216,000 in 1998. The increase was due to greater sales and upgrades of Autoscope systems by Econolite Control Products, Inc.

(Econolite), our North American manufacturing and distribution partner. Revenue from consulting services decreased to $259,000 in 1999 from $271,000 in 1998.

Gross profits were $3,549,000 or 74.4% of revenue in 1999, compared to $2,624,000 or 77.9% of revenue in 1998. The decrease in gross profit margin percent was due primarily to greater product sales as a percent of total revenues.

Selling, marketing and product support expenses were $832,000 or 17.4% of revenue in 1999, compared to $1,006,000 or 29.9% of revenue in 1998. The decrease resulted primarily from reduced spending for sales and marketing personnel and decreased costs for international travel. General and administrative expenses were $2,070,000 or 43.4% of revenue in 1999, compared to $1,303,000 or 38.7% of revenue in 1998. The increase was due primarily to added efforts in business development, costs related to the integration of Flow Traffic Ltd., Flow Traffic Ltd.'s general and administrative expenses, and amortization of software development costs which began in October, 1998.

Research and development expenses were $478,000 or 10.0% of revenue in 1999, compared to $203,000 or 6.0% of revenue in 1998. The Company capitalized software development costs of $289,000 in 1999 for its new Autoscope Solo Release 3 and new Comserver product. The combination of research and development expenses and capitalized software development costs was $765,000 in 1999 compared to $1,028,000 in 1998. The decrease resulted primarily from continuation engineering versus new product development.

Net income was $251,000 or 5.3% of revenue in 1999, compared to $203,000 or 6.0% of revenue in 1998. There was no tax provision in 1999 because of loss carried forward and tax credits. There was no tax provision in 1998 primarily due to a decrease in the Company's valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Company had $1,319,000 in cash and cash equivalents compared to $1,326,000 at December 31, 1998. The Company had working capital of $2,173, 000 and a current ratio of 3.9 to 1 at December 31, 1999 compared to $2,073,000 and 3.5 to 1 at the end of 1998. The increase in liquidity in 1999 was due primarily to increased sales and gross margin dollars. Net cash provided by operating activities was $196,000 in 1999, compared to $249,000 in 1998. The decrease was due primarily to an increase in accounts receivable.

The Company believes that cash and cash equivalents on hand at December 31, 1999 along with an available $500,000 revolving line of credit with a bank will satisfy the Company's projected working capital needs and investing activities, and other cash requirements through 2000.

RECENT DEVELOPMENTS

It was announced on March 29th that the Board of Directors have approved a 20% dividend to be paid in the form of additional shares of the Company's common stock.

Shareholders of record at the close of business on April 17th will receive one additional share for each five shares held by them on that date with any fractional share paid in cash. The Company's transfer agent will mail the new stock certificates representing the additional shares on or about the 1st of May, 2000.

IMPACT OF THE YEAR 2000 ISSUE

The Company has made every attempt to identify all relevant software that might affect the Company's operations through surveys and examination. The Company did convert its business operations to Year 2000 compatible software during the first half of 1999 by a combination of conversion to new software and upgrading existing software. The cost of these conversions was in line with our budget of $35,000. The Company has not experienced any Y2K problems with any of its business software systems.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         Report of Independent Auditors

SHAREHOLDERS AND BOARD OF DIRECTORS
IMAGE SENSING SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Flow Traffic Ltd., a 60% owned subsidiary, which statements reflect total assets of $529,000 as of December 31, 1999 and total revenues of $902,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Flow Traffic Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Minneapolis, Minnesota
February 11, 2000

                          Image Sensing Systems, Inc.
                                 Balance Sheets

                                                                                DECEMBER 31
ASSETS                                                                     1999           1998
                                                                      -------------------------------
Current assets:
    Cash and cash equivalents                                            $ 1,319,000     $ 1,326,000
     Accounts receivable, net of allowance for
        returns and doubtful accounts of $43,000 in 1999 and 1998          1,428,000       1,402,000
     Inventories                                                              84,000          74,000
     Prepaid expenses                                                         57,000          32,000
     Deferred income taxes                                                    45,000          57,000
                                                                      -------------------------------
Total current assets                                                       2,933,000       2,891,000

Property and equipment:
     Furniture and fixtures                                                  135,000         129,000
     Leasehold improvements                                                  101,000         101,000
     Equipment                                                             1,136,000         950,000
                                                                      -------------------------------
                                                                           1,372,000       1,180,000
     Accumulated depreciation                                               (927,000)       (710,000)
                                                                      -------------------------------
                                                                             445,000         470,000
                                                                      -------------------------------
Deferred income taxes                                                        358,000         318,000
Goodwill,net of accumulated amortization of $4,000.                           86,000               -
Capitalized software development costs, net of accumulated
       amortization of $173,000 (1998-$44,000)                             1,014,000         856,000
                                                                      -------------------------------
TOTAL ASSETS                                                             $ 4,836,000     $ 4,535,000
                                                                      ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $ 429,000       $ 296,000
     Accrued compensation                                                    278,000         270,000
     Deferred revenue                                                         53,000         252,000
                                                                      -------------------------------
Total current liabilities                                                    760,000         818,000

Deferred income taxes                                                        394,000         366,000

Commitments

Minority Interest                                                             80,000               -

Shareholders' equity:
     Preferred stock, $.01 par value:
        Authorized shares - 2,000,000
        Issued and outstanding - none
     Common stock, $.01 par value:
        Authorized shares - 5,000,000
        Issued and outstanding - 2,479,200 in 1999 and 1998                   25,000          25,000
     Additional paid-in capital                                            3,890,000       3,890,000
     Retained earnings (deficit)                                            (313,000)       (564,000)
                                                                      -------------------------------
Total shareholders' equity                                                 3,602,000       3,351,000
                                                                      -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 4,836,000     $ 4,535,000
                                                                      ===============================


SEE ACCOMPANYING NOTES.

                          Image Sensing Systems, Inc.
                            Statements of Operations

                                                             YEAR ENDED DECEMBER 31
                                                               1999           1998
                                                     ----------------------------------
Revenue:
     Product sales                                         $1,712,000        $ 881,000
     Royalties                                              2,801,000        2,216,000
     Consulting services                                      259,000          271,000
                                                     ----------------------------------
                                                            4,772,000        3,368,000

Cost of revenue:
     Product sales                                            831,000          406,000
     Royalties                                                307,000          238,000
     Consulting services                                       85,000          100,000
                                                     ----------------------------------
                                                            1,223,000          744,000
                                                     ----------------------------------
Gross profit                                                3,549,000        2,624,000

Operating expenses:
     Selling, marketing and product support                   832,000        1,006,000
     General and administrative                             2,070,000        1,303,000
     Research and development                                 478,000          203,000
                                                     ----------------------------------
                                                            3,380,000        2,512,000
                                                     ----------------------------------
Income from operations                                        169,000          112,000

Interest income                                                82,000           97,000
                                                     ----------------------------------
Income before income taxes                                    251,000          209,000
Income taxes                                                                         -
                                                     ----------------------------------
Net income                                                  $ 251,000        $ 209,000
                                                     ==================================

Net income per common share-basic and diluted                  $ 0.10           $ 0.08
                                                     ==================================

Weighted average number of common shares and
 dilutive potential common shares outstanding               2,551,200        2,480,000
                                                     ==================================


SEE ACCOMPANYING NOTES.

                          Image Sensing Systems, Inc.
                            Statements of Cash Flows



                                                              Year ended December 31
                                                               1999            1998
                                                     ----------------------------------
OPERATING ACTIVITIES
Net income                                                      251,000      $ 209,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation                                               218,000        207,000
     Amortization                                               133,000         44,000
     Changes in operating assets and liabilities:
        Receivables                                             (26,000)      (238,000)
        Inventories                                             (10,000)        70,000
        Prepaid expenses                                        (25,000)        35,000
        Accounts payable                                        133,000        (55,000)
        Accrued compensation                                      8,000         86,000
        Deferred revenue                                       (199,000)      (109,000)
                                                     ----------------------------------
Net cash provided by operating activities                       483,000        249,000

INVESTING ACTIVITIES:
     Purchases of property and equipment                       (193,000)      (102,000)
     Acquisition of Flow Traffic, Ltd.                          (10,000)
     Capitalized software development costs                    (287,000)      (825,000)
                                                     ----------------------------------
Net cash used in investing activities                          (490,000)      (927,000)
                                                     ----------------------------------

FINANCING ACTIVITIES:
     Proceeds from sale of common stock                               -          4,000
                                                     ----------------------------------
Net cash provided by financing activities                             -          4,000
                                                     ----------------------------------

Increase (decrease) in cash                                      (7,000)      (674,000)
Cash and cash equivalents at beginning of year                1,326,000      2,000,000
                                                     ----------------------------------
Cash and cash equivalents at end of year                    $ 1,319,000     $1,326,000
                                                     ==================================


SEE ACCOMPANYING NOTES.

                          Image Sensing Systems, Inc.
                       Statement of Shareholders' Equity


                                                                            ADDITIONAL        RETAINED
                                               SHARES         COMMON          PAID-IN         EARNINGS
                    DESCRIPTION                ISSUED          STOCK          CAPITAL        (DEFICIT)
-----------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                    2,478,200          25,000       3,886,000         (773,000)

   Common stock issued for options exercised        1,000               -           4,000
   Net income                                                                                      209,000
                                             --------------------------------------------------------------
Balance at December 31, 1998                    2,479,200        $ 25,000      $3,890,000       $ (564,000)

   Net income                                                                                    $ 251,000
                                             --------------------------------------------------------------
Balance at December 31, 1999                   $2,479,200        $ 25,000      $3,890,000       $ (313,000)



SEE ACCOMPANYING NOTES.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
The Company develops and markets video image processing technology and products for use in advanced traffic management systems and traffic data collection. The Company sells its product primarily to foreign distributors of its products and receives a royalty for sales made by a sublicensee to North American distributors. The Company also provides technical expertise in image processing, hardware and software design, and traffic management and control. The Company's products are used primarily by governmental entities.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Image Sensing Systems, Inc. and its majority owned subsidiary, Flow Traffic Ltd., located in Hong Kong. All significant intercompany transactions and accounts have been eliminated in consolidation.

REVENUE RECOGNITION
Revenue from product sales and royalties from the sale of products by a sublicensee are recorded upon shipment. Consulting fees are recorded as earned.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist of commercial paper. Market value of these investments approximates cost at December 31, 1999 and 1998.

INVENTORIES
Inventories are primarily finished goods and are valued at the lower of cost or market on the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed by the straight-line method over a three- to seven-year period for financial reporting purposes and by accelerated methods for income tax purposes.

INCOME TAXES
Income taxes are accounted for under the liability method. Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

STOCK-BASED COMPENSATION
The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"). Accordingly, the Company has made pro forma disclosures of what net income and net income per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS
The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to operations in the period incurred.

SOFTWARE DEVELOPMENT COSTS
The Company capitalizes software development costs in accordance with the provisions of SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Capitalization of software development costs, including significant product enhancements, begins upon the establishment of technological feasibility for the product and concludes when the product is available for release to distributors. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue or royalties, estimated economic life and changes in software and hardware technology. The Company amortizes software development costs based on projected revenue, with minimum annual amortization based on a seven-year life using the straight-line method.

EARNINGS PER COMMON SHARE
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Fully diluted and basic earnings per share are the same because the effect of common equivalent shares from stock options are not material (less than $.01).

NOTE 2
CREDIT FACILITY
The Company has a credit agreement that provides up to $500,000 in short-term borrowings at 1.25% over the prime rate (9.75% at December 31, 1999). The agreement limits the amount of short-term borrowings to 65% of eligible receivables. Substantially all assets are pledged as collateral on the borrowings. The credit agreement further includes covenants which relate to certain financial statement ratios and restrictions. The Company had no outstanding borrowings in 1999 or 1998.

NOTE 3
LEASE COMMITMENT
The Company rents office space under an operating lease agreement expiring in November 2001, with options to renew through November 2004. The lease provides for monthly payments of $12,000 and the Company is responsible for its proportionate share of increases in operating expenses which exceed a base rent factor. Rent expense amounted to $143,000 in 1999 and $139,000 in 1998.

At December 31, 1999, future minimum annual lease payments are as follows:

         Year ending December 31:
                            2000       $145,000
                            2001        134,000
                                       --------
                                       $279,000
                                       ========




NOTE 4
INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    December 31
                                              1999              1998
                                           ----------------------------

Deferred tax assets:
   Accounts receivable allowances          $  16,000         $  16,000
   Accrued compensation                       26,000            17,000
   Warranty reserve                            4,000             6,000
   Deferred revenue                           20,000            47,000
   Research and development tax credits      256,000           148,000
   Net operating loss carryforward           273,000           335,000
                                           ----------------------------
                                             595,000           569,000
Deferred tax liabilities:
   Tax depreciation in excess of book      $  19,000            49,000
   Capitalized software development costs    375,000           317,000
                                           ----------------------------
                                             394,000           397,000
                                           ----------------------------
   Net deferred tax assets                   291,000           201,000
   Less valuation allowance                  192,000           192,000
                                           ----------------------------

   Net deferred taxes                      $   9,000         $   9,000
                                           ============================


The Company has net operating loss carryforwards for income tax purposes of $740,000 and research and development tax credits of $256,000 which expire in the years 2007 through 2019. Cash paid for income taxes amounted to $4,000 in 1999 and $4,600 in 1998.

Domestic and international components of net income before income taxes are as follows for the year ended December 31, 1999:

Domestic                   Image Sensing Systems, Inc.                $358,000
International              Flow Traffic Ltd.                          (107,000)
                                                                     ---------
Net income                                                            $251,000
                                                                     ---------

No provision has been made for income taxes for 1999 or 1998. A reconciliation of income taxes to the statutory federal rate is as follows:

                                                         Year Ended December 31
                                                          1999            1998
                                                    ----------------------------

Federal tax at statutory rate                         $ 122,000       $ 71,000
State taxes net of federal benefit                       11,000          7,000
Meals and entertainment                                   6,000          5,000
Research and development tax credits                   (108,000)            --
Change in valuation allowance                                --        (62,000)
Other                                                   (29,000)       (21,000)
                                                    ----------------------------

Income taxes                                          $      --       $     --
                                                    ============================

Effective tax rate                                           --%            --%
                                                    ============================




NOTE 5
COMMON STOCK
In connection with the offering of shares of common stock in 1995, the Company issued warrants to the underwriter to purchase 90,000 shares for a period of five years from the effective date of the Registration Statement. The exercise price for the warrants is $5.70 per share.

NOTE 6
LICENSING
The U.S. patent for certain aspects of the technology underlying the Company's Autoscope system was issued in 1989 to the University of Minnesota. The Company has an exclusive worldwide license from the University of Minnesota for that technology and pays royalties to the University of Minnesota in exchange for such license. Royalty expense under the agreement was $307,000 in 1999 and $238,000 in 1998.

The Company has sublicensed the right to manufacture and market the Autoscope technology in North America and the Caribbean to Econolite Control Products, Inc. (Econolite), of Anaheim, California and receives royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by the Company outside of North America and the Caribbean. The Company recognized royalty income from this agreement of $2,801,000 in 1999 and $2,216,000 in 1998. Accounts receivable from Econolite were $1,058,000 and $1,310,000 at December 31, 1999 and 1998, respectively.

NOTE 7
EXPORT SALES
Product sales to foreign customers were $1,534,000 in 1999 and $541,000 in 1998.





NOTE 8
RETIREMENT PLAN
Substantially all employees of the Company may participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan. The Company may make contributions to the plan. Company discretionary contributions totaled $38,000 in 1999 and $44,000 in 1998.

NOTE 9
EMPLOYMENT AGREEMENTS
The Company has employment agreements with its chief executive and chief financial officer. The agreements provide for a minimum salary, stock options and severance pay in the event of involuntary termination or termination resulting from a sale, acquisition or merger of the Company. The maximum severance for employees with agreements is their current salary for up to one year.

NOTE 10
STOCK OPTIONS
In February 1995, the Company adopted the 1995 Long-Term Inventive and Stock Option Plan (the 1995 Plan), which provides for the granting of incentive (ISO) and non-incentive (NSO) stock options, stock appreciation rights, restricted stock awards and performance awards to officers, directors, employees, consultants and independent contractors of the Company and its subsidiaries. In addition in 1999 the Board authorized and granted options with respect to an additional 80,000 shares under the 1995 Plan subject to shareholder approval and granted options outside of the 1995 Plan (the Non-Plan) in 1995, 1997 and 1998. The following table summarizes stock option activity for 1999 and 1998.

                                  OPTION TABLE


                                                    Plan Options                    Weighted Average
                                    Options          Outstanding          Non-Plan     Exercise
                                   Available     --------------------     Options       Price
                                   for Grant       ISO          NSO     Outstanding   Per Share
                                   ------------------------------------------------------------------

Balance at December 31, 1997         37,650      161,150       18,000     148,200       4.33
Reserved for options under Plan     100,000
Granted                            (119,500)     119,500                  125,000       3.12
Exercised                                         (1,000)                               3.88
Canceled                             32,300      (32,300)                 (29,000)      4.32
                                   ------------------------------------------------------------------
Balance at December 31, 1998         50,450      247,350       18,000     244,200       3.81
Reserved for options under Plan      80,000
Granted                             (80,000)      80,000                                3.65
Exercised
Canceled
                                   ------------------------------------------------------------------
Balance at December 31, 1999         50,450      327,350       18,000     244,200       3.79
                                   ==================================================================

Exercise prices for options as of December 31, 1999 ranged from $2.875 to $4.75. Options under the 1995 Plan and Non-Plan expire at various dates through 2009. At December 31, 1999 there were 359,888 options exercisable at a weighted average exercise price of $3.65. Options outstanding have a weighted average remaining contractual life of 7.9 years. The weighted average fair value of options granted during 1999 was $2.41.

Pro forma information regarding net income and net income per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.3% for 1999 and 5% for 1998;
volatility factor of the expected market price of the Company's common stock of
 .449 for 1999 and .838 for 1998 and weighted-average expected life of the option of ten years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                            1999        1998
                                                          ----------------------
Pro forma net income                                      $75,000     $ 1,000
Pro forma net Income per common share, basic and diluted  $   .03     $   .00

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

ITEM 9.           DIRECTORS AND OFFICERS OF THE REGISTRANT

                  The information contained on pages 2 and 3 of the Company's Proxy Statement dated April 7, 2000, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 10.          EXECUTIVE COMPENSATION

                  The information contained on pages 4 and 5 of the Company's Proxy Statement dated April 7, 2000, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

ITEM 11.          SECURITY OF BENEFICIAL OWNERS AND MANAGEMENT

                  The information contained on page 7 of the Company's Proxy Statement dated April 7, 2000, with respect to security ownership or certain beneficial owners and management, is incorporated herein by reference in response to this item.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

    (a)  LIST OF DOCUMENTS FILED AS PART OF THE REPORT:
         1.   Financial statements referenced in Item 7
         2.   Exhibits:

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

         3.1 Restated Articles of Incorporation of the Company, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         3.3 Bylaws of the Company, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         4.1 Specimen form of the Company's Common Stock Certificate, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         4.2 1995 Long-Term Incentive and Stock Option Plan and form of Option Agreement, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.1 Manufacturing Distributing and Technology License Agreement dated June 11, 1991, as amended December 15, 1992, between Econolite Control Products, Inc. and the Company, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.2 License Agreement dated June 10, 1991 between the University of Minnesota and the Company, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.3 Form of Distributor Agreement, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.4 Employment Agreement dated January 3, 1995 between the Company and Panos G. Michalopoulos, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.5 Employment Agreement dated January 3, 1995 between the Company and Spiro G. Voglis, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.6 Commercial Note with Norwest Bank Minnesota, N.A. dated February 16, 1995, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.7 Form of Data Exchange and Disclosure Agreement, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.8 Lease Agreement dated January 14, 1994 between the Company and Bradley Real Estate Trust, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.9 Assignment from Panos G. Michalopoulos to the Company dated January 19, 1985, incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.
         10.10 Office Lease Amendment I dated June 8, 1995, by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc., filed as Exhibit 10.10 to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
         10.11 Second Lease Amendment dated October 13, 1995, by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc. filed as Exhibit 10.11 to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
                                       28

         10.12    Extension of Spiro Voglis's employment agreement, filed as
                  Exhibit 10.12 to the Company's Form 10-KSB for the year ended
                  December 31, 1995 and incorporated herein by reference.
         10.13    Consulting Agreement dated February 24, 1997, by and between
                  Arthur J. Bourgeois and Image Sensing Systems, Inc., filed as
                  Exhibit 10.13 to the Company's Form 10-KSB for the year ended
                  December 31, 1995 and incorporated herein by reference.
         10.14    Production Agreement dated July 8, 1997, between the Company,
                  Cohu, Inc., and Econolite Control Products, Inc., filed as
                  Exhibit 10.14 to the Company's Form 10-KSB for the year ended
                  December 31, 1997 and incorporated herein by reference.
         10.15    Extension of Mr. Bourgeois's consulting agreement, filed as
                  Exhibit 10.15 to the Company's Form 10-KSB for the year ended
                  December 31, 1997 and incorporated herein by reference.
         10.16    Executive Employment Agreement between the Company and William
                  L. Russell, dated June 10, 1998, filed as Exhibit 10 to the
                  Company's Form 10-QSB for the quarter ended June 30, 1998 and incorporated herein by reference.
         10.17    Conditional Credit Line Letter Agreement with Norwest Bank
                  Minnesota, N.A. dated September 14, 1998
         10.18    Office Lease Agreement by and between Spruce Tree Centre L.L.P and the Company, dated November 24, 1998
         10.19    Executive Employment Agreement between the Company and Jeffrey
                  F. Martin, dated December 21, 1999, filed as Exhibit 10.19 to the Company's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
         10.20    Consulting Agreement dated December 8, 1999, by and between
                  Panos Michalopoulos and the Company, filed as Exhibit 10.20 to the Company's Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
         13       Annual Report of the Company for the year ended December 31,
                  1999, certain portions of which are incorporated by reference into this Annual Report on Form 10-KSB.
         23       Consent of Ernst & Young LLP
         27.1     Image Sensing Systems, Inc. financial data schedule
         27.2     Flow Traffic Limited financial data schedule
         99       Cautionary Statement

B)    REPORTS ON FORM 8-K FILED DURING FOURTH QUARTER OF 1998: NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Image Sensing Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           IMAGE SENSING SYSTEMS, INC.

                  /s/ William L. Russell                    Date: March 30, 2000
         ------------------------------------------------   --------------------
         By:      William L. Russell,
                  Chairman of the Board and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints William L. Russell and Jeffrey F. Martin, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connections with this report on Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


                  /s/ William L. Russell                    Date: March 30, 2000
         ------------------------------------------------   --------------------
         By:      William L. Russell
                  Chairman of the Board & CEO

                  /s/ Panos G. Michalopoulos                Date: March 30, 2000
         ------------------------------------------------   --------------------
         By:      Panos G. Michalopoulos
                  Director

                  /s/ Richard P. Braun                      Date: March 30, 2000
         ------------------------------------------------   --------------------
         By:      Richard P. Braun
                  Director

                  /s/ Richard C. Magnuson                   Date: March 30, 2000
         ------------------------------------------------   --------------------
         By:      Richard C. Magnuson
                  Director

                  /s/ James Murdakes                        Date: March 30, 2000
         ------------------------------------------------   --------------------
         By:      James Murdakes
                  Director

                  /s/ C. (Dino) Xykis                       Date: March 30, 2000
         ------------------------------------------------   --------------------
         By:      C. (Dino) Xykis
                  Director

                  /s/Jeffrey F. Martin                      Date: March 30, 2000
         ------------------------------------------------   --------------------
         By:      Jeffrey F. Martin
                  Chief Financial Officer