Form 10QSB
period 2000-03-31
IMAGE SENSING SYSTEMS INC
filed 2000-05-12
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB
--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2000         Commission File Number 0-26056
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

       Common Stock, $.01 Par Value - 3,014,637 shares as of May 5, 2000.
       ------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

           PART I.  FINANCIAL INFORMATION                              Page No.
                                                                       --------

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999                              4

           Condensed Consolidated Statements of Operations
           Three-month periods ended March 31, 2000 and 1999                 5

           Condensed Consolidated Statements of Cash Flows
           Three-month periods ended March 31, 2000 and 1999                 6

           Notes to Condensed Financial Statements                           7

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                     8

           PART II.  OTHER INFORMATION

Item 5.    Other Information                                                10

Item 6.    Exhibits and Reports on Form 8-K                                 10

           Signatures                                                       11

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

                         PART I - FINANCIAL INFORMATION
                           IMAGE SENSING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (ROUNDED TO THOUSANDS)

                                                     March 31,      December 31,
                                                       2000             1999
                                                    -----------     -----------
ASSETS                                              (Unaudited)        (Note)
Current assets:
      Cash and cash equivalents                     $ 1,348,000     $ 1,319,000
      Accounts receivable                             1,127,000       1,428,000
      Inventories                                       165,000          84,000
      Prepaid expenses                                   51,000          57,000
      Deferred income taxes                              45,000          45,000
                                                    -----------     -----------
Total current assets                                  2,736,000       2,933,000

Property and equipment, net                             433,000         445,000

Other assets:
      Capitalized software development costs, net     1,155,000       1,014,000
      Deferred income taxes                             475,000         358,000
      Other                                              85,000          86,000
                                                    -----------     -----------
                                                      1,715,000       1,458,000
                                                    -----------     -----------
Total Assets                                        $ 4,884,000     $ 4,836,000
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                              $   436,000     $   429,000
      Accrued compensation                              110,000         278,000
      Deferred income                                    78,000          53,000
                                                    -----------     -----------
Total current liabilites                                624,000         760,000

Deferred income tax liability                           394,000         394,000

Minority interest                                        80,000          80,000

Shareholders' equity:
      Common stock                                       25,000          25,000
      Additional paid-in capital                      3,989,000       3,890,000
      Retained earnings (deficit)                      (228,000)       (313,000)
                                                    -----------     -----------
                                                      3,786,000       3,602,000
                                                    -----------     -----------

Total liabilities and shareholders' equity          $ 4,884,000     $ 4,836,000
                                                    ===========     ===========



Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED - ROUNDED TO THOUSANDS)

                                                           Three-Month Period Ended
                                                                  March 31
                                                         ---------------------------
                                                            2000             1999
                                                         ---------------------------
REVENUE:
      Product sales                                      $   310,000     $   334,000
      Royalties                                              760,000         760,000
      Consulting services                                     25,000          62,000
                                                         ---------------------------
                                                           1,095,000       1,156,000

COSTS OF REVENUE:
      Product sales                                          166,000         160,000
      Royalties                                               75,000          82,000
      Consulting services                                     14,000          22,000
                                                         ---------------------------
                                                             255,000         264,000
                                                         ---------------------------
Gross profit                                                 840,000         892,000

OPERATING EXPENSES:
      Selling, general and administrative                    901,000         664,000
      Research and development                                    --         189,000
                                                         ---------------------------
                                                             901,000         853,000
                                                         ---------------------------
Income (loss) from operations                                (61,000)         39,000

Other income, net                                             29,000          16,000
                                                         ---------------------------
Income (loss) before income taxes                            (32,000)         55,000
Income tax benefits                                          117,000              --
                                                         ---------------------------
Net income                                               $    85,000     $    55,000
                                                         ===========================


Net income per common share-basic                        $      0.03     $      0.02
                                                         ===========================
Net income per common share-diluted                      $      0.03     $      0.02
                                                         ===========================

Weighted average number of common shares outstanding:
         Basic                                             2,512,200       2,479,000
                                                         ===========================
         Diluted                                           2,725,200       2,531,000
                                                         ===========================


See accompanying notes

                           IMAGE SENSING SYSTESM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - ROUNDED TO THOUSANDS)

                                                         Three-Month Period Ended
                                                                 March 31
                                                        ---------------------------
                                                            2000           1999
                                                        ---------------------------
OPERATING ACTIVITIES:
         Net income                                     $    85,000     $    55,000
         Adjustments to reconcile net income to
           net cash provided by operating activities         67,000         217,000
                                                        ---------------------------
         Net cash provided by operating activities          152,000         272,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                 (50,000)        (27,000)
         Other                                                   --         (10,000)
         Capitalized software development costs            (172,000)             --
                                                        ---------------------------
         Net cash used in investing activities             (222,000)        (37,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock options             99,000              --

                                                        ---------------------------
Increase in cash and cash equivalents                        29,000         235,000

Cash and cash equivalents, beginning of period            1,319,000       2,000,000
                                                        ---------------------------
Cash and cash equivalents, end of period                $ 1,348,000     $ 2,235,000
                                                        ===========================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999.


Note B:  Deferred Tax Asset Valuation Allowance

The company recognized an income tax benefit of $117,000 in the three month period ended March 31, 2000. Management believes it is more likely that not that the net deferred tax asset will be realized over the next three years.


Note C:  Stock Dividend

It was announced March 29, 2000 that its Board of Directors has approved a 20 percent dividend to be paid in the form of additional shares of the Company's common stock.

Stockholders of record at the close of business on April 17, 2000, will receive one additional share of common stock for each five shares of common stock held by them on that date with any fractional share paid in cash. The company's transfer agent will mail the new stock certificated representing the additional shares on or about May 1, 2000.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    (Three Month Period Ended March 31, 2000)


Revenues for the first quarter of 2000 were $1,095,000 down 5% from $1,156,000 for the same period a year ago. The decrease in first quarter revenues was due primarily to minor delays in receiving international orders, as well as delays in shipments of existing Asian projects by third parties.

Gross profits were $840,000 in the first quarter of 2000, or 77% of revenue, compared to $892,000, or 77% of revenue, for the same period a year ago. The margin percent has remained constant due primarily to approximately the same proportionate revenue mix from royalties, product sales and consulting services.

Selling, general and administrative expenses were $901,000 for the first quarter of 2000 compared to $664,000 for the same period a year ago. The increase was primarily due to increased business development, new marketing materials and conferences. In addition, expenses include Flow Traffic Ltd for the first quarter compared to two months for the first quarter in 1999.

There were no research and development expenses in the first quarter of 2000 compared to $189,000 for the same period a year ago. This was due to the fact that all development efforts in the first quarter of 2000 were directed toward software development for the new Solo Release 3 and new Comserver products with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Other income, net was $29,000 in the first quarter of 2000 compared to $16,000 for the same period a year ago. The increase is due primarily to monthly rental income generated from the Cam-Van.

The company recognized an income tax benefit of $117,000 in the first quarter of 2000. Management believes it is more likely than not that the net deferred tax asset will be realized over the next 3 years.

The Company expects to avail itself of net operating loss and research and development tax credit carryforwards and incur insignificant income tax expense in 2000.

Liquidity and Capital Resources:

Cash provided by operating activities was $152,000 for the first quarter of 2000, compared to $272,000 for the same period in 1999. The reduced cash flow from operations in the first quarter of 2000 was primarily due to business development and technology spending.

Capital expenditures were $50,000 for the first quarter of 2000, compared to $27,000 for the same period in 1999. The Company will continue to make investments in capital expenditures for the balance of 2000. The Company did incur software development costs of $172,000 that have been capitalized, whereas no software development costs were capitalized in the first quarter of 1999.

Management believes that its cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.


Recent Developments

It was announced March 29, 2000 that its Board of Directors has approved a 20 percent dividend to be paid in the form of additional shares of the Company's common stock.

Stockholders of record at the close of business on April 17, 2000, will receive one additional share of common stock for each five shares of common stock held by them on that date with any fractional share paid in cash. The company's transfer agent will mail the new stock certificated representing the additional shares on or about May 1, 2000.

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

                  Not applicable

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2000:

                  27       Financial Data Schedule
                  99       Cautionary Statement (incorporated by reference to
                           Exhibit 99 to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended June 30, 1999)

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


                                    Image Sensing Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)


Dated:  May __, 2000                /s/ William L. Russell
                                    --------------------------------------------
                                    William L. Russell
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


Dated: May __, 2000                 /s/ Jeffrey F. Martin
                                    --------------------------------------------
                                    Jeffrey F. Martin
                                    Chief Financial Officer
                                    (principal financial and accounting officer)