Form 10QSB
period 2000-06-30
IMAGE SENSING SYSTEMS INC
filed 2000-08-14
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2000                Commission File Number 0-26056
----------------------------------                ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                          41-1519168
------------------------------------          ----------------------------------
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

      Common Stock, $.01 Par Value - 3,138,737 shares as of July 30, 2000.
      --------------------------------------------------------------------

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX


           PART I.  FINANCIAL INFORMATION                                   Page No.
                                                                            --------
Item 1.    Condensed Financial Statements:

           Condensed Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999                                  4

           Condensed Statements of Operations
           Three- and six-month periods ended June 30, 2000 and 1999            5

           Condensed Statements of Cash Flows
           Six-month periods ended June 30, 2000 and 1999                       6

           Notes to Condensed Financial Statements                              7


Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                        8

           PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                 11

Item 6.    Exhibits and Reports on Form 8-K                                    12

           Signatures                                                          13


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

                          IMAGE SENSING SYSTEMS, INC.
                            Condensed Balance Sheet


                                                                June 30           December 31,
                                                                  2000                1999
                                                               -----------         -----------
ASSETS                                                         (Unaudited)           (Note)
Current assets:
       Cash and cash equivalents                               $ 1,593,000         $ 1,319,000
       Accounts receivable                                       1,529,000           1,428,000
       Inventories                                                 208,000              84,000
       Prepaid expenses                                            114,000              57,000
       Deferred income taxes                                        45,000              45,000
                                                               -----------         -----------
Total current assets                                             3,489,000           2,933,000

Property and equipment, net                                        400,000             445,000

Other assets:
       Capitalized software development costs, net               1,244,000           1,014,000
       Deferred income taxes                                       475,000             358,000
       Other                                                       112,000              86,000
                                                               -----------         -----------
                                                                 1,831,000           1,458,000
                                                               -----------         -----------
Total assets                                                   $ 5,720,000         $ 4,836,000
                                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                        $   605,000         $   429,000
       Accrued compensation                                        162,000             278,000
       Deferred income                                             116,000              53,000
                                                               -----------         -----------
Total current liabilites                                           883,000             760,000

Deferred income tax liability                                      394,000             394,000

Minority interest                                                   80,000              80,000

Shareholders' equity:
       Common stock                                                 26,000              25,000
       Additional paid-in capital                                4,553,000           3,890,000
       Retained earnings (deficit)                                (216,000)           (313,000)
                                                               -----------         -----------
                                                                 4,363,000           3,602,000
                                                               -----------         -----------

Total liabilities and shareholders' equity                     $ 5,720,000         $ 4,836,000
                                                               ===========         ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                                Income Statement
                                  (unaudited)


                                                           Three-Month Period Ended                  Six-Month Period Ended
                                                                    June 30                                 June 30
                                                         -------------------------------         -------------------------------
                                                              2000            1999                   2000               1999
                                                         -------------------------------         -------------------------------
REVENUE:
     Product sales                                       $   840,000         $   442,000         $ 1,150,000         $   776,000
     Royalties                                               652,000             628,000           1,412,000           1,388,000
     Consulting services                                      41,000              61,000              66,000             123,000
                                                         -------------------------------         -------------------------------
                                                           1,533,000           1,131,000           2,628,000           2,287,000

COSTS OF REVENUE:
     Product sales                                           442,000             217,000             608,000             377,000
     Royalties                                                67,000              70,000             142,000             152,000
     Consulting services                                      25,000              26,000              39,000              48,000
                                                         -------------------------------         -------------------------------
                                                             534,000             313,000             789,000             577,000
                                                         -------------------------------         -------------------------------
Gross profit                                                 999,000             818,000           1,839,000           1,710,000

OPERATING EXPENSES:
     Selling, general and administrative                   1,020,000             702,000           1,921,000           1,366,000
     Research and development                                     --             180,000                  --             369,000
                                                         -------------------------------         -------------------------------
                                                           1,020,000             882,000           1,921,000           1,735,000
                                                         -------------------------------         -------------------------------
Income (loss) from operations                                (21,000)            (64,000)            (82,000)            (25,000)

Other income, net                                             32,000              24,000              61,000              40,000
                                                         -------------------------------         -------------------------------
Income (loss) before income taxes                             11,000             (40,000)            (21,000)             15,000
Income taxes                                                      --                  --             117,000                  --
                                                         -------------------------------         -------------------------------
Net income (loss)                                        $    11,000         $   (40,000)        $    96,000         $    15,000
                                                         ===============================         ===============================
Net income (loss) per common share - basic
     and diluted                                         $      0.00         $     (0.02)        $      0.03         $      0.01
                                                         ===============================         ===============================



Weighted average number of common
     shares outstanding:
        Basic                                              3,137,000           2,479,000           3,137,000           2,479,000
                                                         ===============================         ===============================
        Diluted                                            3,563,000           2,493,000           3,510,000           2,483,000
                                                         ===============================         ===============================

                          IMAGE SENSING SYSTEMS, INC.
                                   Cash Flow
                                  (unaudited)

                                                               Six-Month Period Ended
                                                                      June 30,
                                                          ------------------------------
                                                               2000              1999
                                                          ------------------------------
OPERATING ACTIVITIES
         Net income                                       $   96,000          $   15,000
         Adjustments to reconcile net income to
           net cash provided by operating activities         (75,000)            274,000
                                                          ------------------------------
         Net cash provided by operating activities            21,000             289,000

INVESTING ACTIVITIES:
         Purchase of property and equipment                  (78,000)            (45,000)
         Other                                               (28,000)            (10,000)
         Capitalized software development costs             (306,000)                 --
                                                          ------------------------------
         Net cash used in investing activities              (412,000)            (55,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock option              665,000               4,000
                                                          ------------------------------
         Net cash provided by financing activities           665,000               4,000
                                                          ------------------------------

Increase (decrease) in cash and cash equivalents             274,000             234,000

Cash and cash equivalents, beginning of period             1,319,000           1,326,000
                                                          ------------------------------
Cash and cash equivalents, end of period                  $1,593,000          $1,560,000
                                                          ==============================



See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999.

Note B:

William L. Russell, Chairman and Chief Executive Officer, signed a new six-year employment contract on June 12, 2000. This contract is filed as an exhibit with this 10QSB.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               (Three- and Six-Month Periods Ended June 30, 2000)


Revenues for the second quarter of 2000 were $1,533,000, an increase of 36% from $1,131,000 for the same period a year ago, while revenues for the first half of 1999 were $2,628,000, an increase of 15% from $2,287,000 a year ago. The increase in revenues from product sales and royalties for these periods was due primarily to more sales of Autoscope(R) systems by both Econolite Control Products, Inc. (Econolite), the Company's North American distributors and Flow Traffic Limited, Asian subsidiary. Unit sales by the Company and Econolite increased 60% for the second quarter and 49% for the first half of 2000, compared to the same periods a year ago. Revenue from direct sales and royalties for the second quarter of 2000 increased 90% and 4%, respectively, compared to the second quarter of 1999. Revenue from direct sales and royalties for the first half of 2000 increased 49% and 2%, respectively, compared to the first half of 1999.

Gross profit was $999,000 in the second quarter of 2000, or 65% of revenue, compared to $818,000, or 72% of revenue, for the same period a year ago. Gross profit for the first half of 1999 was $1,839,000, or 70% of revenue, compared to $1,710,000, or 75% of revenue, for the same period a year ago. The lower margin in the second quarter and first half was due primarily to deriving proportionately more revenue from direct sales than from royalties, the former having a lower gross profit margin.

Selling, general and administrative expenses were $1,020,000 and $1,921,000, respectively, for the three- and six-month periods ended June 30, 2000, compared to $702,000 and $1,366,000, respectively, for the same periods a year ago. The increases were due primarily to added efforts in business development, the amortization of software development costs, which began in October 1998, and costs related to our stock dividend paid May 1, 2000.

Research and development expenses were none for the three- and six-month periods ended June 30, 2000, compared to $180,000 and $369,000 for the same periods a year ago. The decrease is do to the fact all development efforts in the first half of 2000 were directed toward software development for the new Autoscope Solo Release 3, a new comserver and the next-generation Autoscope Solo - II, with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Loss from operations was $21,000 and $82,000, respectively, for the three- and six-month periods ended June 30, 2000, compared to loss from operations of $64,000 and $25,000 the same periods a year ago. The increase in earnings from operations for the second quarter of 2000 is due primarily to capitalizing research and development costs incured in 2000 compared to 1999. Earnings from operations for the first half of 2000 have decreased primarily due to increases in business development expenditures and the amortization of software development costs.

Other income, net, was $32,000 and $61,000, respectively, for the three- and six-month periods ended June 30, 2000, compared to $24,000 and $40,000, respectively, for the same periods a year ago. The increase is due primarily to increased rental income generated from the Cam-Van.

The Company expects to avail itself of operating loss and research and development tax credit carryforwards and incur no income tax expense in 2000.


Liquidity and Capital Resources

Cash provided by operating activities was $21,000 for the six-month period ended June 30, 2000, compared to $289,000 for the same period in 1999. The reduced cash flow from operations in the first half of 2000 was primarily due to increases in both accounts receivable and inventory for the first half of 2000 compared to 1999, related to international orders and sales.

Capital expenditures were $78,000 for the first half of 2000, compared to $45,000 for the same period in 1999. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 2000. The Company did incur software development costs of $306,000 that have been capitalized, whereas no such costs were incurred in the first half of 1999.

Management believes that the Company's cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.


Recent Developments

Image Sensing Systems, Inc. (ISS) has entered into a Memorandum of Understanding
(MOU) with Wireless Technology, Inc. (WTI), a Nevada Corporation doing business at 2064 Eastman Ave., Suite 113, Ventura, California 93003, o n July 20, 2000.

The respective companies have agreed to use the terms of the MOU to enter into a definitive agreement wherein ISS will provide marketing and sales expertise for the distribution of WTI products and technology internationally and domestically and WTI will design and manufacture other technology as mutually agreed.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Changes in Securities

                  On June 19, 2000, the Company issued 108,000 shares of its common stock, $.01 par value per share, pursuant to the exercise of warrants held by four private investors in the Company. The aggregate exercise price of the warrants paid by the investors was $513,000. The warrant shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3.           Defaults upon Senior Securities

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting on May 10, 2000, in Minneapolis, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The only matters voted upon at the meeting were (1) the election of directors.

                  (1) Election of Directors:

                  Director                    For            Withhold Authority
                  --------                    ---            ------------------
                  Panos G. Michalopoulos    2,163,232             1,050
                  William L. Russell        2,163,232             1,050
                  Richard C. Magnuson       2,163,232             1,050
                  Richard P. Braun          2,163,032             1,250
                  James Murdakes            2,163,032             1,250
                  C. (Dino) Xykis           2,157,432             6,850

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2000:

                  27       Financial Data Schedule

                  99       Cautionary Statement (incorporated by reference to
                           Exhibit 99 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

                  10.21 Executive employment Agreement between the Company and William L. Russell, dated June 12, 2000.

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


                                   Image Sensing Systems, Inc.
                                   ---------------------------
                                   (Registrant)


Dated:  August 14, 2000            /s/ William L. Russell
                                   ---------------------------
                                   William L. Russell
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)


Dated:   August 14, 2000           /s/ Jeffrey F. Martin
                                   ---------------------------
                                   Jeffrey F. Martin
                                   Chief Financial Officer
                                   (principal financial and accounting officer)