Form 10QSB
period 2000-09-30
IMAGE SENSING SYSTEMS INC
filed 2000-11-14
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

For the period ended September 30, 2000           Commission File Number 0-26056
---------------------------------------           ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                      41-1519168
-------------------------------           --------------------------------------
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

     Common Stock, $.01 Par Value - 3,142,737 shares as of October 27, 2000.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999                            4

         Condensed Consolidated Statements of Operations
         Three- and nine-month periods ended September 30, 2000 and 1999     5

         Condensed Consolidated Statements of Cash Flows
         Nine-month periods ended September 30, 2000 and 1999                6

         Notes to Condensed Consolidated Financial Statements                7


Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                       8

         PART II. OTHER INFORMATION

Item 4.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signatures                                                         12

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, lack of market acceptance of the Company's products; dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed; inability of the Company to diversify its product offerings; revenue fluctuations caused by the Company's dependence on sales to governmental entities; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to properly manage growth in revenue and/or production requirements; inability of the Company to meet its future additional capital requirements; and control of the voting stock by insiders. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

                           IMAGE SENSING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,        December 31,
                                                             2000                 1999
                                                        --------------       --------------
ASSETS                                                   (Unaudited)             (Note)
Current assets:
       Cash and cash equivalents                        $    1,934,000       $    1,319,000
       Accounts receivable                                   1,113,000            1,428,000
       Inventories                                             224,000               84,000
       Prepaid expenses                                         87,000               57,000
       Deferred income taxes                                    45,000               45,000
                                                        --------------       --------------
Total current assets                                         3,403,000            2,933,000

Property and equipment, net                                    398,000              445,000

Other assets:
       Capitalized software development costs, net           1,377,000            1,014,000
       Deferred income taxes                                   475,000              358,000
       Other                                                   111,000               86,000
                                                        --------------       --------------
                                                             1,963,000            1,458,000
                                                        --------------       --------------

Total assets                                            $    5,764,000       $    4,836,000
                                                        ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                 $      390,000       $      429,000
       Accrued compensation                                    474,000              278,000
       Deferred income                                         131,000               53,000
                                                        --------------       --------------
Total current liabilites                                       995,000              760,000

Deferred income tax liability                                  394,000              394,000

Minority interest                                               92,000               80,000

Shareholders' equity:
       Common stock                                             26,000               25,000
       Additional paid-in capital                            4,577,000            3,890,000
       Retained earnings (deficit)                            (320,000)            (313,000)
                                                        --------------       --------------
                                                             4,283,000            3,602,000
                                                        --------------       --------------

Total liabilities and shareholders' equity              $    5,764,000       $    4,836,000
                                                        ==============       ==============

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

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three-Month Period Ended             Nine-Month Period Ended
                                                      September 30                         September 30
                                             ------------------------------      ------------------------------
                                                  2000             1999               2000            1999
                                             ------------------------------      ------------------------------
REVENUE:
     Product sales                           $    901,000      $    268,000      $  2,051,000      $  1,044,000
     Royalties                                    539,000           608,000         1,951,000         1,996,000
     Consulting services                           55,000            19,000           121,000           142,000
                                             ------------------------------      ------------------------------
                                                1,495,000           895,000         4,123,000         3,182,000

COSTS OF REVENUE:
     Product sales                                530,000           161,000         1,138,000           538,000
     Royalties                                     57,000            63,000           199,000           215,000
     Consulting services                           61,000            10,000           100,000            58,000
                                             ------------------------------      ------------------------------
                                                  648,000           234,000         1,437,000           811,000
                                             ------------------------------      ------------------------------
Gross profit                                      847,000           661,000         2,686,000         2,371,000

OPERATING EXPENSES:
     Selling, general and administrative          973,000           751,000         2,894,000         2,117,000
     Research and development                          --            53,000                --           422,000
                                             ------------------------------      ------------------------------
                                                  973,000           804,000         2,894,000         2,539,000
                                             ------------------------------      ------------------------------
Income (loss) from operations                    (126,000)         (143,000)         (208,000)         (168,000)

Other income, net                                  35,000            17,000            96,000            57,000
                                             ------------------------------      ------------------------------
Income (loss) before income taxes                 (91,000)         (126,000)         (112,000)         (111,000)
Income (taxes )/Benefit                                --                --           117,000                --
                                             ------------------------------      ------------------------------
Income/(loss) before Minority Interest       $    (91,000)     $   (126,000)     $      5,000      $   (111,000)
Minority Interest                                 (12,000)               --      $    (12,000)     $         --
                                             ------------------------------      ------------------------------
Net Income/(Loss)                            $   (103,000)     $   (126,000)     $     (7,000)     $   (111,000)
                                             ==============================      ==============================

Net income (loss) per common share-basic
  and diluted                                $      (0.03)     $      (0.05)     $       0.00      $      (0.04)
                                             ==============================      ==============================

Common Stock and Common stock
  equivalents outstanding                       3,143,000         2,479,200         3,143,000         2,479,200


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Nine-Month Period Ended
                                                                     September 30
                                                           ------------------------------
                                                                2000             1999
                                                           ------------------------------
OPERATING ACTIVITIES:
         Net income (loss)                                 $     (7,000)     $   (111,000)
         Adjustments to reconcile net income (loss) to
             net cash provided by operating activities          571,000           365,000
                                                           ------------------------------
         Net cash provided by operating activities              564,000           254,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                    (175,000)          (78,000)
         Other                                                  (28,000)          (10,000)
         Capitalized software development costs                (434,000)         (121,000)
                                                           ------------------------------
         Net cash used in investing activities                 (637,000)         (209,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock option                 688,000                --
                                                           ------------------------------
         Net cash provided by financing activities              688,000                --
                                                           ------------------------------

Increase (decrease) in cash and cash equivalents                615,000            45,000

Cash and cash equivalents, beginning of period                1,319,000         1,326,000
                                                           ------------------------------
Cash and cash equivalents, end of period                   $  1,934,000      $  1,371,000
                                                           ==============================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000



Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            (Three- and Nine-month Periods Ended September 30, 2000)


Revenue for the third quarter of 2000 was $1,495,000, an increase of 67% from $895,000 for the same period a year ago, while revenue for the nine-month period ended September 30, 2000 was $4,123,000, an increase of 30% from $3,182,000 a year ago. The increase in revenue from product sales for these periods was due primarily to more sales of Autoscope(R) systems by the Company's Asian subsidiary, Flow Traffic Limited. Unit sales increased 64% for the third quarter and have increased 53% for the nine-month period ended September 30, 2000, compared to the same periods a year ago. Revenue from direct sales and from royalties for the third quarter of 2000 increased 236% and decreased 11%, respectively, compared to the third quarter of 1999. Revenue from direct sales and from royalties for the nine-month period ended September 30, 2000 increased 97% and decreased 2%, respectively, compared to a year ago.

Gross profit was $847,000 in the third quarter of 2000, or 57% of revenue, compared to $661,000, or 74% of revenue, for the same period a year ago. Gross profit for the nine-month period ended September 30, 2000 was $2,686,000, or 65% of revenue, compared to $2,371,000, or 75% of revenue, for the same period a year ago. Margins decreased primarily due to a greater portion of revenues coming from product sales versus royalties, the former having a lower gross profit margin.

Selling, general and administrative expenses were $973,000 and $2,894,000, respectively, for the three- and nine-month periods ended September 30, 2000, compared to $751,000 and $2,117,000, respectively, for the same periods a year ago. The increases were due primarily to added efforts in business development, amortization of software development costs which began in October 1999, expenses related to our stock dividend paid May 1, 2000, and expenses related to the registration of shares issued opon the exercise of warrants.

Research and development expenses were none, for the three- and nine-month periods ended September 30, 2000, compared to $53,000 and $422,000, respectively for the same periods a year ago. The decrease is due to the fact that development efforts in the first three quarters of 2000 were directed toward software development for the new Autoscope Solo Release 3, a new comserver and the next-generation Autoscope Solo product with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Loss from operations was $126,000 and $208,000, respectively, for the three- and nine-month periods ended September 30, 2000, compared to $143,000 and $168,000 for the same periods a year ago. The decrease in operating losses for the third quarter was due primarily to the 67% increase in revenues, which was offset somewhat by increased selling, general and administration expenses. The increase in operating loss for the nine-month period is primarily due to the increased selling, general and administrative expenses discussed above.

Other income, net, was $35,000 and $96,000, respectively, for the three- and nine-month periods ended September 30, 2000, compared to $17,000 and $57,000, respectively, for the same periods a year ago. The increase resulted primarily from rental income related to the Cam-Van.

Liquidity and Capital Resources:

Cash provided by operating activities was $564,000 for the nine-month period ended September 30, 2000, compared to $254,000 for the same period in 1999. The increase cash flow from operations in the nine-month period ended September 30, 2000 was primarily due to collection on accounts receivable from Flow Traffic Limited.

Capital expenditures were $175,000 for the nine-month period ended September 30, 2000, which is an increase compared to the same period in 1999. The increase is primarily due to purchasing demonstration equipment from Wireless Technology, setting up an office in Thailand and tooling and fixtures related to the production of the new Solo product release. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 2000. The Company is incurring software development costs that have been capitalized. As as of September 30, 2000 $434,000 has been capitalized, versus $121,000 of such costs that were incurred in the nine-month period ended September 30 1999.

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

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2000:

           27   Financial Data Schedule
           99   Cautionary Statement (Incorporated by reference to Exhibit 99 to the Company's Quarterly report from 10-QSB for the quarter ended
                June 30, 1999)

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


                                    Image Sensing Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)


Dated: November 15, 2000                        /s/ William L. Russell
                                    --------------------------------------------
                                    William L. Russell
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


Dated: November 15, 2000                        /s/ Jeffrey F. Martin
                                    --------------------------------------------
                                    Jeffrey F. Martin
                                    Chief Financial Officer
                                    (principal financial and accounting officer)