Form 10KSB40
period 2000-12-31
IMAGE SENSING SYSTEMS INC
filed 2001-04-02
CIK 943034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB. [ ]

         The registrant's revenues for the fiscal year ended December 31, 2000 totaled $6,036,000.

         Based on the closing bid price at March 23, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $9,439,431.

         The number of shares outstanding of the registrant's $.01 par value common stock, as of March 23, 2001, was 3,146,477 shares.

         Transitional Small Business Issuer Format:  [ ] Yes   [X] No

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its May 17, 2001 Annual Meeting of Shareholders, which will be filed on or prior to April 30, 2001, are incorporated by reference into Part III.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might adversely affect actual results include, but are not limited to, lack of market acceptance of our products; non-performance by third parties on whom we rely for manufacturing and marketing; our inability to meet our royalty obligations, which could result in cancellation of critical licenses; our inability to diversify our product offerings; revenue fluctuations caused by our dependence on sales to governmental entities; our failure to secure adequate protection for our intellectual property rights; our failure to respond to evolving industry standards and technological changes; our inability to properly manage growth in revenues and/or production requirements; our inability to meet our future additional capital requirements; and control of our voting stock by insiders. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the caption "Cautionary Statement" in Exhibit 99 to this Annual Report on Form 10-KSB.


                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Urban traffic congestion is a major global problem. Consequently, in the United States and in many developed countries throughout the world, there is a growing demand for traffic management and control technology. In the United States, local and national government agencies continuously seek new solutions to traffic congestion. Traffic planners can build new roads or develop mass transit. However, both of these options are expensive, time-consuming and, in many situations, simply not feasible. In this era of governmental budgetary constraints, traffic planners increasingly are seeking solutions that will maximize the efficiency and utilization of the existing roadways.

         We were incorporated in Minnesota in 1984 to develop and market products for use in advanced traffic management systems, freeway incident detection, and traffic data collection to reduce congestion and improve roadway planning. Automated vehicle detection for traffic management traditionally has been performed with inductive wire loops buried in the pavement. However, embedded loop detectors are difficult to install and maintain, are destructive to road surfaces, and are not capable of wide-area vehicle detection without the use of many loops. Our products use a technology called video image processing to provide traffic managers with what we believe is a superior method to reduce roadway congestion, improve roadway planning, and increase cost efficiencies in traffic management and control.

         Video image processing, also known as machine vision or artificial vision, is a technology that analyzes video images through computer programs and special purpose hardware. By using video cameras and computers to emulate the function of the human eye, machine vision has been used in a variety of industrial applications. We have combined our proprietary machine vision technology, consisting of complex algorithms, software, and special purpose hardware, with commercially available computer hardware and video cameras to create a system that collects, processes, and analyzes video images.

         Our first product, the Autoscope(R) Wide Area Video Vehicle Detection System, converts video images of a traffic scene into digitized traffic data that may be transmitted to local or remote locations for real-time traffic management or stored for later analysis. The Autoscope system is modular, flexible, and expandable and has a variety of current and potential applications in intersection control, freeway traffic management, and traffic data collection. The Autoscope system is easier to install and maintain than embedded loop detectors; is non-destructive to road surfaces; and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. We believe that the Autoscope system's range of applications and its ability to support new applications for advanced technology solutions to traffic management problems make it superior to loop detectors and most other commercially available vehicle detection systems.

         The Autoscope system was first marketed and sold commercially in 1991. In 1993, we began to market the Autoscope system outside of North America through distributor arrangements, and we intend to continue to increase our marketing efforts in foreign countries. We currently have 31 distributors covering countries primarily in Europe, the Middle East, Asia, and South America. To date, we have installed more than 3,000 Autoscope systems in more than 30 countries around the world, including a large number of U.S. sites.

TECHNOLOGY

         The machine vision industry utilizes technology that converts real world information into digital electronic signals for processing by computer. Machine vision has a number of industrial applications. For example, machine vision technology is used for quality control in manufacturing processes. An image of a manufactured product can be fed by video into a computer and analyzed to determine if that finished product satisfies production standards that have been programmed into the computer. The defense industry has used machine vision in a number of applications. For example, "smart" bombs use video imaging technology to identify targets through the use of special optic sensors that feed scenic information into sophisticated computer programs that process the scenic information into target location coordinates.

         Our technology was initially developed by Dr. Panos Michalopoulos, a director of ISS and a professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. The first working traffic application of image processing technology underlying the Autoscope system was demonstrated by the University of Minnesota in 1987. In 1989 the U.S. patent for some aspects of the technology underlying the Autoscope system was issued to the University of Minnesota. We have an exclusive worldwide license from the University of Minnesota for the use of that technology and pay royalties in exchange for this license.

         Through the use of our sophisticated proprietary technology, we have been able to apply machine vision technology to traffic management problems. The technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope system.

THE AUTOSCOPE SYSTEM

         Our cornerstone Autoscope products are the Autoscope 2004 system and the Autoscope Solo(R) system. The Autoscope 2004 system generally consists of one to four video cameras, a flexible modular microprocessor with specialized software and circuitry, and a supervisor computer with a video monitor, keyboard, and mouse. The Autoscope Solo system, which we introduced in 1998, incorporates the microprocessor and circuitry into a single video camera. In December 2000, we introduced Autoscope Solo Pro(TM), which is the next generation Solo and has a color video image and zoom lens. The Autoscope microprocessor in both the 2004 and the Solo systems accepts scenic input from the video cameras and, through a series of complex algorithms and computer software, converts the scenic data into digitized data. This data can then be used for traffic control, research, management, and planning purposes. Most brands of commercially available personal computers with standard configurations can be used as the supervisor computer in the system.

         The Autoscope system permits a user to draw detection zones on a video screen displaying the traffic scene and to derive traffic data from the portion of the image specified by the detection zones displayed on the screen. The system analyzes virtual detection zones that appear only on the video screen, not on the roadway. Each detection zone represents an area in the field of view of the camera that the system user wishes to analyze for determining the presence of vehicles or extracting other pertinent traffic data. More than 100 detection zones can be programmed into multi-camera systems. The system user determines the detection zones by drawing them on a video monitor with a mouse. Different types of detection zones can be selected and may be placed anywhere in any orientation within the field of view of the cameras using the system's unique interactive graphics. The detection zones can be changed easily by using the mouse to resize, reshape, or relocate the detection zones on the video monitor. Once a new detection configuration has been created, the supervisor computer system can display the detection zones on its own video monitor, together with the live video image, to monitor the system in operation. When a vehicle is under the detection zone, the detection zone changes in color or intensity, thereby providing visual verification of correct system operation. Measured traffic data may be displayed on the video monitor of the supervisor computer in numeric format. The traffic data may be transmitted to another host computer via modem and dial-up telephone lines, private cable, fiber optic network, direct cable connection, or various other wireless communications equipment. Vehicle detection output can also be routed to intersection signal controllers. A detection signal is generated each time a vehicle crosses one of the virtual detection zones, thus enabling the system to accumulate measured traffic data in user-selected categories, such as volume, average speed, time occupancy (percent of time the detection zone is occupied), headways (time interval between vehicles), flow rate (vehicles per hour per lane), and vehicle length. Information from the system can be processed in real time or stored for later analysis.

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

         We obtained Conformite Europeenne (CE) Mark approval in 1998 for our Autoscope technology. The CE Mark is a worldwide standard for safety and quality assurance.

CURRENT APPLICATIONS AND INSTALLATIONS

         The Autoscope system may be used in a number of applications, primarily for intersections, freeways, tunnels, and traffic count stations. In addition, we have identified and intend to pursue additional traffic and non-traffic related applications for the system.

INTERSECTION APPLICATIONS. The Autoscope system can be installed at an intersection to provide traffic detection information as required by an intersection signal controller. An intersection signal controller is a device that contains a set of sophisticated computer programs, separate from the vehicle detection system, and uses the traffic detection information to control the green, yellow, and red lights for each of the turning or through lanes to provide for safe and efficient movement of vehicles through the intersection. More sophisticated intersection signal controllers use detection information to maximize the efficient flow of traffic through one or more intersections. The extent to which a signal controller is successful is dependent not only on the level of sophistication of the controller but also on the quality and reliability of the detection system and the type of traffic data provided.

         The Autoscope system can be programmed to provide data with respect to vehicle presence, traffic volume, time occupancy (percent of time the detection zone is occupied), vehicle speed, turning movements, queue lengths, stopped vehicles, vehicle direction, and vehicle length. This information is then routed to the intersection signal controller to control the flow of traffic at the intersection or provide alarms at centralized traffic control centers. For example, the Autoscope system can determine that a queue has developed at a stoplight and route that information to the intersection controller so that the signal times can be adjusted appropriately or a left turn signal phase can be engaged if a line develops at the left turn lane. In addition, selected detection zones in the Autoscope system can be programmed so that they only detect cars moving in one direction. This capability can be used to prevent undesired detections, such as a left-turning vehicle that has turned too sharply and is momentarily driving in the wrong lane. This capability can also be used to detect cars going the wrong way on a one-way street or the wrong way on a freeway exit ramp. The majority of all commercially installed Autoscope systems are currently being used for intersection control applications.

FREEWAY APPLICATIONS. For freeway applications, Autoscope provides information for traffic management analysis, ramp control, incident detection, and automated surveillance. Typical traffic information provided by the system includes traffic volumes, time occupancy, vehicle speeds, and vehicle counts of three different vehicle classes based on length. The system is also used to signal an alarm if it detects stopped vehicles or the sudden onset of congestion in a detection zone indicating a traffic incident on the highway. By placing a video camera next to a freeway on-ramp, the Autoscope system detects traffic movement on the on-ramp or in the merging area onto the freeway. The resulting data is used to prevent a queue from developing on a side street, to control on-ramp traffic signals, or to determine the capacity of a merge area for planning and control purposes.

TRAFFIC INFORMATION GATHERING AND ANALYSIS. The Autoscope system is also used for basic traffic information gathering and analysis on intersections, freeways, and other roadways. Traffic planners use the traffic data collected by the Autoscope system to design roadway changes, define signal timing plans, approve commercial development plans, and define the environmental impact of traffic congestion. The Autoscope system has been deployed in temporary or semi-permanent configurations as a portable detection system during road repairs, construction, or resurfacing and for special studies, such as traffic data collection by a planning department, a traffic consultant, or a university. The Autoscope system captures vast amounts of traffic data in its own memory or on a hard disk of the supervisor computer for later off-line graphing and analysis. Further flexibility is gained with the ability to videotape a section of roadway with a portable video camera and measure the traffic data off-line with the Autoscope processor.

POTENTIAL PRODUCT APPLICATIONS AND ENHANCEMENTS. We are engaged in a continuous effort to increase the number of applications and develop enhancements for the Autoscope system. Enhancements to the system are often a result of responses to needs identified by customers in the field. We have been involved in a number of consulting arrangements in which we have been engaged to manage the deployment of customized applications of the Autoscope system.

         While we believe that we will be able to develop and commercialize these product enhancements and applications, we cannot assure you that we will be able to do so successfully or that offering enhancements or additional applications will provide us any unique competitive advantage over existing or developed technology.

RESEARCH AND DEVELOPMENT

         We are engaged in continual research and development in order to lower manufacturing unit costs, develop less expensive system configurations, and improve product quality. Our research and development activities also are focused on broadening the applications of the Autoscope system and developing product enhancements. New applications and product enhancements are often a result of research and development undertaken in response to needs identified by customers in the field.

         The size of our research and development staff varies depending on the allocation of engineering resources to outside projects and product support. At this time, 15 individuals, of whom six hold advanced degrees, generally are involved in research and development. We incurred no research and development costs in 2000. Our research and development expenditures totaled approximately $478,000 in 1999. Capitalized software development costs for the Solo and Solo Pro products totaled $560,000 in 2000 and $287,000 in 1999. The combination of capitalized software development costs and research and development costs was $560,000 in 2000 and $765,000 in 1999. We expect our research and development costs in 2001 to be comparable to the combined, capitalized, software development and research and development costs incurred in previous years.

INTELLIGENT TRANSPORTATION SYSTEMS

         The costs resulting from congestion, including wasted fuel, increased accidents, and lost time, are substantial. In a 1987 report to Congress, the U.S. Secretary of Transportation estimated that lost productivity due to urban traffic congestion for the 25 largest U.S. metropolitan areas is approximately $34 billion per year and approximately $100 billion per year for the entire country. In an effort to reduce these costs, in 1991 the U.S. Congress enacted the Intermodal Surface Transportation Efficiency Act, or "ISTEA," the purpose of which is to develop economically efficient and environmentally sound solutions to transportation system problems in the United States. As part of ISTEA, Congress endorsed a national transportation initiative known as Intelligent Transportation Systems, "ITS," and appropriated substantial funding for ITS projects. Under ISTEA, the U.S. Department of Transportation must report to Congress periodically regarding the progress of ITS projects.

         ITS represents a relatively new and growing area of interest within the transportation industry, the application of advanced technology to meet the increased demands on the nation's transportation systems. One central principle of the ITS program is that solutions to transportation problems in the United States should focus on more efficient use of the current roads and systems, rather than merely increasing the quantity of roads and systems. ITS encourages technological developments that will improve highway safety, system operating efficiency, environmental quality, or energy utilization in transportation through improved interactions between roads and vehicles and their drivers. ITS is an interdisciplinary initiative composed of a number of technologies, including those developed and used in the defense industry, information processing, communications, control, and electronics. With funding and oversight from the U.S. Department of Transportation, the Federal Highway Administration, and the state departments of transportation, the ITS program seeks to develop and implement a variety of transportation user services.

         On June 9, 1998, the Transportation Equity Act for the 21st Century, or "TEA-21," was signed into law. TEA-21 authorizes $198 billion in spending for highways, highway safety, transit, and other surface transportation programs over the five years following its enactment into law. More than $10 billion has been earmarked for mitigation of congestion and air quality improvement, to develop and deploy advanced intelligent transportation system technologies, and for transportation research and technology deployment. TEA-21 will provide transportation managers with increased funding over the five-year period to enable more deployment of machine vision technology.

         We are aware that other countries are initiating or contemplating initiating programs similar to ITS. For example, the European Union has a program called ERTICO, which attempts to manage traffic with advanced technology. An ITS-type program also has been implemented in South Korea, and we have generated revenue from that program.

         We believe that implementation of advanced traffic management schemes envisioned by ITS and similar programs requires collection of data showing real-time traffic conditions including traffic volume, roadway occupancy, traffic speed, stopped vehicles, vehicle direction, vehicle length, and traffic incidents. Old technologies, such as embedded loop detectors, are generally too expensive to install and maintain in the large quantities required for implementing some of the more aggressive ITS programs. Consequently, we believe the Autoscope system, which uses more efficient machine vision technology, will become increasingly valuable to traffic managers. We believe that as market acceptance increases in these and other countries, the utilization of the Autoscope system for freeway applications associated with ITS and similar programs will increase.

CUSTOMERS

         The customers for Autoscope are primarily federal, state, city, and county departments of transportation; road commissions; and port, turnpike, tunnel, and other transportation authorities. The decision-makers within these government entities are typically traffic planners and government engineers, who in turn often rely on consulting firms that perform planning and feasibility studies for the government entities. Most Autoscope systems deployed as part of an ITS program are ordered as components of major construction contracts, under subcontracts to system integrators or other suppliers of systems and services. Otherwise, state and local government agencies often install and maintain their own equipment. In order to increase sales of the Autoscope system, we must continue to increase product and technology awareness within these customer groups.

BACKLOG

         Our backlog of unfulfilled firm orders from distributors was approximately $2,430,000 as of December 31, 2000 and was not material as of December 31, 1999. Terms of agreements between distributors of our products and government contractors and other customers generally provide for cancellation or rescheduling of delivery in the case of backlogs. A backlog in our orders at a particular date may not be a relevant factor in predicting our future revenue.

COMPETITION

         Competition in the area of advanced traffic management and surveillance is growing, due in part to increased federal funding of advanced technologies under the ITS program. Our potential competitors include companies that have substantially more financial, technological, marketing, personnel, and research and development resources than we have. Our products will compete not only with conventional methods of vehicle detection and traffic control, such as embedded loop detectors, but also with new technologies that may be applied to urban traffic congestion problems. Various technologies have been used as traffic sensing devices in the past and will continue to be developed for application to traffic management. These technologies include embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics, and microwaves. We estimate that more than 95% of the detector systems currently in use in the United States are embedded loop detectors. Embedded loop detectors are relatively easy to manufacture, are currently manufactured by numerous companies throughout the world, and require much lower initial capital commitment than the Autoscope system.

         We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Among the companies that are expected to provide direct competition to the Autoscope system are Traficon N.V., the Peek business unit of Thermo Power Corp., Nestor, Inc., and Odetics, Inc. To our knowledge, Traficon, Odetics, and Peek have working installations of their machine vision systems in the United States and other parts of the world. However, these companies do not have as many installations as we have. To our knowledge, machine vision systems are also being developed by Nestor. We are aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for the Autoscope system. Nevertheless, we believe that our products have undergone more extensive field-testing and are at a more advanced stage of development than any of our competitors' products.

MARKETING AND MANUFACTURING

         We have sublicensed the exclusive right to manufacture and market the Autoscope system in North America and the Caribbean to Econolite Control Products, Inc. of Anaheim, California and receive royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by us outside of North America and the Caribbean.

         In 1997, ISS and Econolite jointly entered into a Production Agreement with Cohu, Inc., Electronic Division, of San Diego, California, wherein ISS and Econolite each granted to Cohu a non-exclusive right to manufacture the Autoscope Solo(R) (a one-camera version of the Autoscope commercially introduced in 1998) solely for sale to us and Econolite.

         We have established sales and marketing capability in countries outside the Econolite Territory. In November 1998, we engaged a Director of Asian Operations to be responsible for sales and marketing efforts, including revitalization and growth of distributors in this market. In addition, on February 1, 1999, we acquired a 60% equity interest in Flow Traffic Ltd., a sales organization in Hong Kong. This affiliate, under the direction of our Director of Asian Operations, markets our products as well as related traffic control products in Asia.

         We also employ a business development manager to expand the distribution network in Europe and Latin America. Along with our Asian affiliate, we currently have distributor agreements with 31 distributors covering countries primarily in Europe, the Middle East, Asia, and South America. Under the distributor agreements, each distributor agrees to use its best efforts to market and sell the Autoscope system and to purchase one demonstration system of the Autoscope for use in its marketing efforts.

ECONOLITE CONTROL PRODUCTS, INC. Econolite markets and manufactures the Autoscope system in North America and the Caribbean, which we refer to as the "Econolite Territory," pursuant to a manufacturing, distributing, and technology license agreement (the "Econolite Agreement"). Pursuant to that agreement, we have appointed Econolite as our licensee to make, have made, use, license, distribute and sell the Autoscope system and related technology in the Econolite Territory. Econolite has agreed to use its best efforts to promote the sale of the Autoscope system and not to distribute products that compete with the Autoscope system. Econolite pays us a royalty on revenue derived by Econolite from sales of the Autoscope system. Econolite has more than 65 years of experience in the traditional traffic intersection control industry, and in January 1998, Econolite was certified as to ISO 9002 standards in its manufacture of machine vision products for the transportation management industry.

         We may terminate the Econolite Agreement if a minimum annual sales level is not met. The initial term of the Econolite Agreement is 15 years, ending in 2007, automatically renewable thereafter for additional one-year periods unless terminated by either party on 60 days' notice prior to the end of the initial term or any extension term.

         The Econolite Agreement grants a license to Econolite that encompasses any knowledge, information, know-how, software, or devices relating to vehicle detection, whether patentable or not, that is or are licensed to us pursuant to our license agreement with the University of Minnesota described below under "Patents and Proprietary Rights," and any knowledge, information, know-how, software, or devices relating to vehicle detection owned or licensable by us. Econolite has a first negotiation right for extension of the license granted in the Econolite Agreement to include rights in countries outside the Econolite Territory. Currently, Econolite has agreed to manufacture, on a non-exclusive basis, the Autoscope systems sold outside the Econolite Territory.

         We support Econolite's marketing efforts in the Econolite Territory through an integrated marketing communications program with Econolite. This program attempts to increase market awareness of our technology and our products by direct mailings of Autoscope brochures, manuals and videos to potential customers.

COHU, INC. In 1997, ISS and Econolite jointly entered into a production agreement (which we refer to as the "Cohu Agreement") with Cohu, Inc., Electronic Division, wherein ISS and Econolite each granted to Cohu a non-exclusive, non-transferable, non-assignable, royalty-free right and license to use such of our intellectual property and Econolite intellectual property as may be necessary to make, design, develop, assemble, manufacture, and repair the Autoscope Solo product solely for sale to us and Econolite. Cohu acquired no right, title, or interest in or to our intellectual property or the Econolite intellectual property other than the foregoing limited license, nor does Cohu have the right or authority to sublicense all or any portion of our intellectual property or Econolite intellectual property.

         Under the Cohu Agreement, Cohu agreed to manufacture and sell exclusively to us and Econolite as many units of the Autoscope Solo product as ISS and Econolite may order from time to time, and ISS and Econolite have agreed to purchase from Cohu all of our respective requirements for the Solo product for sale to end users in our and Econolite's territories until such time as ISS and/or Econolite have purchased 5,000 units in the aggregate. Econolite has agreed to continue to purchase all of its requirements for the Solo product from Cohu thereafter, subject to Econolite's option to manufacture the Solo product and our right of termination. The Cohu Agreement does not require either ISS or Econolite to purchase a minimum number of units from Cohu on an annual basis.

         We may terminate the Cohu Agreement, with or without cause, upon 60 days' prior written notice. Cohu may terminate the Cohu Agreement, with or without cause, upon 12 months' prior written notice. If we terminate the Cohu Agreement with cause, Cohu must deliver to us all tooling specific to production of the Solo product. Cohu is not entitled to any further payment after termination. If we terminate the Cohu Agreement without cause, we must purchase from Cohu all of Cohu's inventory, including raw materials, unique parts, work in process, and finished goods, for a purchase price equal to Cohu's cost, up to a maximum purchase price of $90,000.

WIRELESS TECHNOLOGY, INC. In 2000, ISS and Econolite jointly entered into a production agreement (which we refer to as the "WTI Agreement") with Wireless Technology, Inc., or "WTI," wherein ISS and Econolite each granted to WTI a non-exclusive, non-transferable, non-assignable, royalty-free right and license to use such of our intellectual property and Econolite intellectual property as may be necessary to make, design, develop, assemble, manufacture, and repair the new Solo Pro and Autoscope Image Sensor, or "AIS," camera products solely for sale to us and Econolite. WTI acquired no right, title, or interest in or to our intellectual property or the Econolite intellectual property other than the foregoing limited license, nor does WTI have the right or authority to sublicense all or any portion of our intellectual property or Econolite intellectual property.

         Under the WTI Agreement, WTI has agreed to manufacture and sell exclusively to us and Econolite as many units of the Solo Pro and AIS camera products as ISS and Econolite may order from time to time, and ISS and Econolite have agreed to purchase from WTI all of our respective requirements for the Solo Pro and AIS camera products for sale to end users in our and Econolite's territories. The WTI Agreement does not require either ISS or Econolite to purchase a minimum number of units from WTI.

         We may terminate the WTI Agreement, with or without cause, upon 60 days' prior written notice. WTI may terminate the WTI Agreement, with or without cause, upon 12 months' prior written notice. If we terminate the WTI Agreement with cause, WTI must deliver to us all tooling specific to production of the Solo Pro and AIS camera products. WTI is not entitled to any further payment after termination. If we terminate the WTI Agreement without cause, we must purchase all of WTI's inventory, including raw materials, unique parts, work in process, and finished goods, for a purchase price equal to WTI's cost.

PRODUCT WARRANTIES

         Econolite provides a two-year warranty on the current Autoscope system and must provide all service required under this warranty. Cohu provides a two-year warranty to Econolite and us on the Solo product. WTI provides a two-year warranty to Econolite and us on the Solo Pro and AIS camera products. Some of the component hardware incorporated in these products are standard computer hardware products that are available from multiple sources. Other parts, such as the microprocessor and digitizer, are manufactured to specifications by third-party vendors for integration into these products. While the current vendors of components are meeting our quality and performance expectations, we believe alternative component vendors are available should the necessity arise. Nevertheless, shortages of parts or the need to change vendors could hinder Econolite's, Cohu's, and WTI's ability to manufacture our products, which could, in turn, decrease revenue and/or harm our reputation.

PATENTS AND PROPRIETARY RIGHTS

         We intend to actively protect our intellectual property assets and will actively seek, when appropriate, protection for owned or licensed products and proprietary information by means of United States and foreign patents, trademarks, and contractual arrangements. In addition, we rely upon trade secrets and contractual arrangements to protect some of our proprietary information. We have federally registered trademark rights for "Autoscope" and "Autoscope Solo."

         The technology underlying the Autoscope system was initially developed by Dr. Panos Michalopoulos, one of our directors and a professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. Between 1985 and 1989, additional system developments were funded partially by the Minnesota Department of Transportation and the Federal Highway Administration. The U.S. patent for some aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The University of Minnesota has filed to perfect related patents in France, Germany, the United Kingdom, and Japan.

         Dr. Michalopoulos has assigned all of his rights in the technology underlying the Autoscope system to us or to the University of Minnesota. We entered into a license agreement (the "License Agreement") with the University of Minnesota in 1991. Under the License Agreement, we have been granted an exclusive, worldwide license, with a right to grant sublicenses, to make, have made, use, sell, and lease any product that incorporates knowledge, information, know-how, software, and devices, whether patentable or not, in the possession of the University of Minnesota and related to a video vehicle detection system developed by the University of Minnesota, solely or jointly with us, including certain improvements made to this technology. In exchange for our license, we pay to the University of Minnesota (1) a royalty of 3% of the net sales of licensed products, (2) 50% of all site license revenue, and (3) 10% of all sublicensing revenue. Licensed products include any manufactured product that incorporates the technology or improvements covered by the License Agreement. Site license revenue equals all revenue collected by us and specifically allocable to us for granting a license to use the licensed products at a specific location or by a specific user. Sublicensing revenue equals all revenue collected by us from parties to whom we grant sublicense rights to make or sell the licensed products. The University of Minnesota has retained a non-exclusive and non-transferable right to use the licensed technology for educational and research purposes. The License Agreement terminates at the termination of the patent covering the technology. The University of Minnesota may terminate the License Agreement if the royalties are not paid, if there is a material breach of the agreement by us, or if we fail to use our best efforts to effect commercial sales of the licensed products. We have agreed to indemnify the University of Minnesota against all liabilities or losses arising from (1) the manufacture, use, lease, or sale of a licensed product by us or a sublicensee of us, (2) a third party's use of a licensed product purchased from us or a sublicensee of us, and (3) a third party's manufacture of a licensed product at our request.

         We have sublicensed some of our rights in the Autoscope technology to Econolite pursuant to the Econolite Agreement. See "Marketing and Manufacturing" above.

         Our technology is dependent upon the knowledge, experience, and skills of our key scientific and technical personnel. To protect our rights to our proprietary know-how and technology, we require all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to anyone outside ISS. These agreements also require disclosure and assignment to us of any discoveries and inventions made by employees and consultants while they are devoted to ISS activities.

EMPLOYEES

         As of March 1, 2001, ISS and our affiliate had 40 full-time employees, including 15 in research and development, two in product and customer support, six in sales and marketing, six in management, administration, finance, and human resources, and 11 at our affiliate in Hong Kong. No employee is represented by a union. We believe our employee relations are good.

LIABILITY INSURANCE

         Econolite currently maintains $15,000,000 of product liability insurance, and we maintain $2,000,000 of product liability insurance. In addition, Econolite has agreed to indemnify us and hold us harmless from and against any losses, damages, or expenses arising out of the products made or sold by Econolite pursuant to the Econolite Agreement. We cannot assure you that we will be able to obtain adequate insurance in the future or that claims will not be made in excess of any insurance coverage obtained.

ITEM 2.       DESCRIPTION OF PROPERTY

         We currently lease approximately 10,000 square feet of office space in St. Paul, Minnesota. Our lease expires in November 2001, with an option to extend the lease through November 2004. Aggregate annual lease payments under the lease are approximately $134,000. We believe our facilities are sufficient for our current needs.

ITEM 3.       LEGAL PROCEEDINGS

         During 2000, we were not involved in any legal proceedings, and we currently are not subject to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         Our Common Stock is traded on the Nasdaq Small Cap Market under the symbol "ISNS." The quarterly high and low sales prices for our Common Stock for our last two fiscal years, are set forth below.

      ---------------------------------------------------------
                           FY'2000                FY'1999
      ---------------------------------------------------------
      Quarter          High       Low         High       Low
      ---------------------------------------------------------
      First            $ 9.44     $ 3.63      $ 4.75     $ 2.38
      Second            11.50       5.75        4.50       3.06
      Third              5.97       4.25        4.75       1.56
      Fourth             5.98       3.63        4.63       2.25
      ---------------------------------------------------------

HOLDERS

         As of March 23, 2001, there were 33 holders of record of our Common Stock and approximately 650 shareholders.

DIVIDENDS

         We have never declared or paid a cash dividend on our Common Stock. We currently intend to retain earnings for use in the operation and expansion of our business; consequently, we do not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data as a percent of revenue:

                                                   Year Ended December 31
                                                   ----------------------
                                                    2000           1999
                                                    ----           ----
Product sales                                       53.2%          35.9%
Royalties                                           44.5           58.7
Consulting services                                  2.3            5.4
                                                ---------------------------
                 Total revenue                     100.0          100.0
Cost of revenue                                     38.5           25.6
                                                ---------------------------
Gross profit                                        61.5           74.4
Selling, marketing and product support              26.7           17.4
General and administrative                          38.2           43.4
Research and development                             0.0           10.0
                                                ---------------------------
Income from operations                              (3.4)           3.5
Net income                                           (.8)           5.3

         Product sales for 2000 increased to $3,210,000 compared to $1,712,000 in 1999. The increase was due primarily to greater sales in Asia ($2,643,000 in 2000 compared to $902,000 in 1999). Royalty income decreased to $2,684,000 in 2000 compared to $2,801,000 in 1999. Revenue from consulting services decreased to $142,000 in 2000 from $259,000 in 1999.

         Gross profits were $3,711,000, or 61.5% of revenue, in 2000, compared to $3,549,000, or 74.4% of revenue, in 1999. The decrease in our gross profit margin percentage was due primarily to greater product sales to our distributors and Flow Traffic Ltd. as a percent of total revenues.

         Selling, marketing, and product support expenses were $1,609,000, or 26.7% of revenue, in 2000, compared to $832,000, or 17.4% of revenue, in 1999. The increase resulted primarily from increased spending for sales and marketing personnel and other business development costs related to our international business.

         General and administrative expenses were $2,305,000, or 38.2% of revenue, in 2000, compared to $2,070,000, or 43.4% of revenue, in 1999. The increase was due primarily to added efforts in business development, costs related to the integration of Flow Traffic Ltd., Flow Traffic Ltd.'s general and administrative expenses, and the amortization of software development costs that began in October 1998.

         We had no research and development expenses in 2000, compared to $478,000, or 10.0% of revenue, in 1999. We capitalized software development costs of $615,000 in 2000 for our new Autoscope Solo Release 3, our new Comserver product, and our new Solo Pro system.

         The combination of research and development expenses and capitalized software development costs was $615,000 in 2000 compared to $765,000 in 1999. The decrease resulted primarily from the fact that we focused more on continuation engineering in 2000 rather than on new product development, which is generally more costly.

         Net loss was $50,000 (Image Sensing Systems loss of $242,000 and income from Flow Traffic of $192,000), or 0.8% of revenue, in 2000, compared to income of $251,000 (Image Sensing Systems income of $358,000 and a loss from Flow Traffic of $107,000), or 5.3% of revenue, in 1999. There was an $87,000 tax benefit in 2000. There was no tax provision in 1999 because of loss carried forward and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 we had $1,780,000 in cash and cash equivalents, compared to $1,319,000 at December 31, 1999. We had working capital of $2,395,000 and a current ratio of 3.6 to 1 at December 31, 2000, compared to $2,173,000 and 3.9 to 1 at the end of 1999.

         Net cash provided by operating activities was $563,000 in 2000, compared to $483,000 in 1999. The increase was due primarily to a decrease in accounts receivable.

         In 2000, we capitalized approximately $615,000 in software development, primarily related to the Solo Pro and AIS camera. We received cash of approximately $690,000 in connection with the exercise of stock options and warrants.

         We believe that cash and cash equivalents on hand at December 31, 2000, along with an available $500,000 revolving line of credit with a bank, will satisfy our projected working capital needs, investing activities, and other cash requirements through 2001.

RECENT DEVELOPMENTS

         On March 29, 2000, our Board of Directors declared a 20% dividend to shareholders of record at the close of business on April 17, 2000 (i.e., each record shareholder received one additional share of our Common Stock for each five shares held on the record date, with fractional shares paid in cash). The shares were issued on or about May 1, 2000.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           IMAGE SENSING SYSTMES, INC.
                                  BALANCE SHEET

                                                                              December 31
ASSETS                                                                   2000              1999
                                                                   ---------------------------------
Current assets:
  Cash and cash equivalents                                          $  1,780,000     $  1,319,000
   Accounts receivable, net of allowance for
      returns and doubtful accounts of $43,000                            943,000        1,428,000
   Inventories                                                            370,000           84,000
   Prepaid expenses                                                       117,000           57,000
   Deferred income taxes                                                   92,000           45,000
                                                                   ---------------------------------
Total current assets                                                    3,302,000        2,933,000

Property and equipment:
   Furniture and fixtures                                                 210,000          135,000
   Leasehold improvements                                                 104,000          101,000
   Equipment                                                            1,234,000        1,136,000
                                                                   ---------------------------------
                                                                        1,548,000        1,372,000
   Accumulated depreciation                                            (1,165,000)        (927,000)
                                                                   ---------------------------------
                                                                          383,000          445,000

Deferred income taxes                                                      34,000               --
Goodwill, net of accumulated amortization of $9,000 (1999 $4,000)          81,000           86,000
Other Assets                                                               29,000               --
Capitalized software development costs, net of accumulated
   amortization of $349,000 in 2000 (1999 $173,000))                    1,453,000        1,014,000
                                                                   ---------------------------------
TOTAL ASSETS                                                         $  5,282,000     $  4,478,000
                                                                   =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                               $    433,000     $    429,000
      Accrued compensation                                                365,000          278.000
      Deferred revenue                                                    109,000           53,000
                                                                   ---------------------------------
Total current liabilities                                                 907,000          760,000

Deferred income taxes                                                          --           36,000

Commitments

Minority Interest                                                         134,000           80,000

Shareholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 2,000,000
      Issued and outstanding - none
   Common stock, $.01 par value:
      Authorized shares - 5,000,000
      Issued and outstanding - 3,143,000 in 2000 and 2,479,000 in
          1999                                                             32,000           25,000
   Additional paid-in capital                                           4,572,000        3,890,000
   Retained earnings (deficit)                                           (363,000)        (313,000)
                                                                   ---------------------------------
Total shareholders' equity                                              4,241,000        3,602,000
                                                                   ---------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  5,282,000     $  4,478,000
                                                                   =================================

                           IMAGE SENSING SYSTEMS, INC.
                             STATEMENT OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31
                                                              2000            1999
                                                       ---------------------------------
Revenue:
   Product sales                                         $  3,210,000     $  1,712,000
   Royalties                                                2,684,000        2,801,000
   Consulting services                                        142,000          259,000
                                                       ---------------------------------
                                                            6,036,000        4,772,000

Cost of revenue:
   Product sales                                            1,936,000          831,000
   Royalties                                                  271,000          307,000
   Consulting services                                        118,000           85,000
                                                       ---------------------------------
                                                            2,325,000        1,223,000
                                                       ---------------------------------
Gross profit                                                3,711,000        3,549,000

Operating expenses:
   Selling, marketing and product support                   1,609,000          832,000
   General and administrative                               2,305,000        2,070,000
   Research and development                                        --          478,000
                                                       ---------------------------------
                                                            3,914,000        3,380,000
                                                       ---------------------------------
Income (loss) from operations                                (203,000)         169,000

Interest income                                               120,000           82,000
                                                       ---------------------------------
Income (loss) before income taxes                             (83,000)         251,000
Income taxes (benefit)                                        (87,000)
                                                       ---------------------------------
Income before minority interest                                 4,000          251,000
Minority interest                                             (54,000)
                                                       ---------------------------------
Net income (loss)                                        $    (50,000)    $    251,000
                                                       =================================

Net income (loss) per common share--basic and diluted    $      (0.02)    $       0.08
                                                       =================================

Weighted average number of common shares outstanding        3,142,837        2,975,040
                                                       =================================

SEE ACCOMPANYING NOTES.

                           IMAGE SENSING SYSTEMS, INC.
                             STATEMENT OF CASH FLOW

                                                       YEAR ENDED DECEMBER 31
                                                        2000            1999
                                                 ---------------------------------
OPERATING ACTIVITIES:
Net income                                         $    (50,000)    $    251,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         238,000          218,000
   Amortization                                         181,000          133,000
   Minority interest in subsidiary's earnings            54,000               --
   Changes in operating assets and liabilities:
   Receivables                                          485,000          (26,000)
   Inventories                                         (286,000)         (10,000)
   Deferred income taxes                               (117,000)              --
   Prepaid expenses                                     (89,000)         (25,000)
   Accounts payable                                       4,000          133,000
   Accrued compensation                                  87,000            8,000
   Deferred revenue                                      56,000         (199,000)
                                                 ---------------------------------
Net cash provided by operating activities               563,000          483,000

INVESTING ACTIVITIES:
   Purchases of property and equipment                 (176,000)        (193,000)
   Acquisition of Flow Traffic Ltd.                          --          (10,000)
   Capitalized software development costs              (615,000)        (287,000)
                                                 ---------------------------------
Net cash used in investing activities                  (791,000)        (490,000)

FINANCING ACTIVITIES:
   Proceeds from sale of common stock                   689,000               --
                                                 ---------------------------------
Net cash provided by financing activities               689,000               --

Increase (decrease) in cash                             461,000           (7,000)
Cash and cash equivalents at beginning of year        1,319,000        1,326,000
                                                 ---------------------------------
Cash and cash equivalents at end of year           $  1,780,000     $  1,319,000
                                                 =================================

SEE ACCOMPANYING NOTES.

                           IMAGE SENSING SYSTEMS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                           ADDITIONAL        RETAINED
                                               SHARES        COMMON         PAID-IN          EARNINGS
               DESCRIPTION                     ISSUED        STOCK          CAPITAL          (DEFICIT)          TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 2,479,200          25,000    $  3,890,000     $   (564.000)    $  3,351,000
   Net income                                       --              --              --          251,000          251,000
                                          -------------------------------------------------------------------------------
Balance at December 31, 1999                 2,479,200          25,000       3,890,000         (313,000)       3,602,000

   Common stock issued in 20% dividend         503,000           5,000          (5,000)              --               --
   Common stock issued for options and
       warrants exercised                      161,200           2,000         687,000               --          689,000
   Net loss                                         --              --              --          (50,000)         (50,000)
                                          -------------------------------------------------------------------------------
Balance at December 31, 2000                 3,143,400          32,000    $  4,572,000     $   (363,000)    $  4,241,000

SEE ACCOMPANYING NOTES.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DECEMBER 31, 2000

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
Image Sensing Systems, Inc. ("ISS") develops and markets video image processing technology and products for use in advanced traffic management systems and traffic data collection. ISS sells its products primarily to foreign distributors of its products and receives a royalty for sales made by a sublicensee to North American distributors. ISS also provides technical expertise in image processing, hardware and software design, and traffic management and control. ISS's products are used primarily by governmental entities.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of ISS and its majority-owned subsidiary, Flow Traffic Ltd., located in Hong Kong. All significant inter-company transactions and accounts have been eliminated in consolidation.

REVENUE RECOGNITION
Revenue from product sales and royalties from the sale of products by a sublicensee are recorded upon shipment by the sublicensee. All direct and distributor sales are recorded upon shipment. Consulting fees are recorded as earned.

CASH AND CASH EQUIVALENTS
ISS considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist of commercial paper. The market value of these investments approximates cost at December 31, 2000 and 1999.

INVENTORIES
Inventories are primarily finished goods and are valued at the lower of cost or market on the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed by the straight-line method over a three- to seven-year period for financial reporting purposes and by accelerated methods for income tax purposes.

GOODWILL
Goodwill that resulted from the 1999 investment in Flow Traffic Ltd. is being amortized over twenty years.

INCOME TAXES
Income taxes are accounted for under the liability method. Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

STOCK-BASED COMPENSATION
ISS follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ISS has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). Accordingly, ISS has made pro forma disclosures of what net income and net income per share would have been had the provisions of SFAS 123 been applied to ISS's stock options.

ADVERTISING
Advertising and promotion costs are expensed as incurred and amounted to approximately $171,000 and $26,000 in the fiscal years ended 2000 and 1999, respectively.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS
ISS records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to operations in the period incurred.

SOFTWARE DEVELOPMENT COSTS
ISS capitalizes software development costs in accordance with the provisions of SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Capitalization of software development costs, including significant product enhancements, begins upon the establishment of technological feasibility for the product and concludes when the product is available for release to distributors. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue or royalties, estimated economic life, and changes in software and hardware technology. ISS amortizes software development costs based on projected revenue, with minimum annual amortization based on a seven-year life using the straight-line method.

EARNINGS PER COMMON SHARE
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Fully diluted and basic earnings per share are the same because the effect of common equivalent shares from stock options are not material (less than $.01) for

1999 and were antidilutive for 2000. The earnings per share amounts reported for 1999 have been restated to reflect the retroactive effect of the 20% stock dividend in May 2000.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2
CREDIT FACILITY
ISS has a credit agreement that provides up to $500,000 in short-term borrowings at 1.25% over the prime rate (9.75% at December 31, 2000). The agreement limits the amount of short-term borrowings to 65% of eligible receivables. Substantially all assets are pledged as collateral on the borrowings. The credit agreement further includes covenants that relate to certain financial statement ratios and restrictions. ISS had no outstanding borrowings in 2000 or 1999.

NOTE 3
LEASE COMMITMENT
ISS rents office space under an operating lease agreement expiring in November 2001, with options to renew through November 2004. The lease provides for monthly payments of $12,000 and ISS is responsible for its proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $145,000 in 2000 and $143,000 in 1999.

At December 31, 2000, future minimum annual lease payments are $134,000 for 2001.

NOTE 4
INCOME TAXES
No provisions were made for income taxes in 1999. The components of income tax (benefit) expense as recorded by the Company for December 31, 2000 are as follows:

                YEAR ENDED DECEMBER 31                      2000
                ----------------------------------------------------
                Current:
                   State                                      4,000
                   Foreign                                   26,000
                                                        ------------
                                                             30,000
                                                        ------------
                Deferred:
                   Federal                                 (117,000)
                                                        ------------
                Total income tax benefit                $   (87,000)
                                                        ============

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ISS's deferred tax assets and liabilities are as follows:

                                                         December 31
                                                     2000           1999
                                                -----------------------------
Deferred tax assets:
   Accounts receivable allowances                 $   15,000     $   16,000
   Accrued compensation                               32,000         26,000
   Warranty reserve                                    5,000          4,000
   Deferred revenue                                   40,000         20,000
   Research and development tax credits              245,000        256,000
   Net operating loss carryforward                   549,000        273,000
   Less valuation allowance                         (216,000)      (192,000)
                                                -----------------------------
                                                     670,000        403,000
Deferred tax liabilities:
   Tax depreciation in excess of book             $    6,000     $   19,000
   Capitalized SW development costs                  538,000        375,000
                                                -----------------------------
                                                     544,000        394,000

                                                -----------------------------
   Net deferred taxes                             $  126,000     $    9,000
                                                =============================

ISS has net operating loss carryforwards for income tax purposes of $1,488,000 and research and development tax credits of $245,000 that expire in the years 2007 through 2019. Included in the NOL is approximately $170,000 of deductions resulting from disqualifying dispositions of stock options. These deductions currently have a full valuation allowance; and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as additional paid-in capital.

Cash paid for income taxes amounted to $4,400 in 2000 and $4,000 in 1999.

Deferred tax assets have been offset by a valuation allowance as deemed necessary based on the Company's estimates of its future sources of taxable income and the expected timing of temporary difference reversals. Despite the reported cumulative net loss for fiscal 2000, the Company believes recorded net deferred tax assets are more likely than not to be recoverable, based upon its estimates of future sources of taxable income and the expected timing of temporary difference reversals.

Undistributed earnings of the Company's foreign subsidiary amounted to approximately $134,000 at December 31, 2000. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

A reconciliation of income taxes to the statutory federal rate is as follows:

                                                             December 31
                                                        2000            1999
                                                   -----------------------------
Federal tax (benefit) statutory rate                $  (28,000)       $ 122,000
State taxes net of federal benefit                     (14,000)          11,000
Meals and entertainment                                  7,000            6,000
Research and development tax credits                        --         (108,000)
Effect of lower rates Flow Traffic Ltd.                (65,000)              --
Change in valuation allowance                           24,000               --
Other                                                  (11,000)         (31,000)
                                                   -----------------------------

Income taxe benefit                                 $  (87,000)       $      --
                                                   =============================

NOTE 5
COMMON STOCK
In connection with the offering of shares of its common stock in 1995, ISS issued warrants to the underwriter to purchase 90,000 (post dividend - 108,000 shares) shares for a period of five years from the effective date of the registration statement. These warrants were exercised in 2000 at the exercise price of $4.75 per share.

NOTE 6
LICENSING
The United States patent for some aspects of the technology underlying ISS's Autoscope system was issued in 1989 to the University of Minnesota. ISS has an exclusive worldwide license from the University of Minnesota for that technology and pays royalties to the University of Minnesota in exchange for such license. Royalty expense under the agreement was $271,000 in 2000 and $307,000 in 1999.

ISS has sublicensed the right to manufacture and market the Autoscope technology in North America and the Caribbean to Econolite Control Products, Inc., of Anaheim, California and receives royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by ISS outside of North America and the Caribbean. ISS recognized royalty income from this agreement of $2,684,000 in 2000 and $2,801,000 in 1999. Accounts receivable from Econolite were $859,000 and $1,058,000 at December 31, 2000 and 1999, respectively.

NOTE 7
SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK
The Company derived the following percentages of its net revenues from the following geographic regions:

                                                            2000      1999
                                                         --------------------
                  Asia Pacific                               44%       19%
                  Europe                                      9%       17%
                  North America                              47%       64%

Shown below are the percentages of sales of specific customers, which exceed 10% for the years shown.

                                                            2000      1999
                                                         --------------------
                  Econolite Control Products, Inc.           44%       59%

NOTE 8
RETIREMENT PLAN
Substantially all employees of ISS may participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan. ISS may make contributions to the plan. Discretionary contributions by ISS totaled none in 2000 and $38,000 in 1999.

NOTE 9
EMPLOYMENT AGREEMENTS
ISS has employment agreements with its chief executive officer and chief financial officer. The agreements provide for a minimum salary, stock options and severance pay in the event of involuntary termination or termination resulting from a sale, acquisition or merger of ISS. The maximum severance for employees with agreements is their current salary for up to one year.

NOTE 10
STOCK OPTIONS
In February 1995, ISS adopted the 1995 Long-Term Incentive and Stock Option Plan (the "1995 Plan"), which provides for the granting of incentive (ISO) and non-incentive (NSO) stock options, stock appreciation rights, restricted stock awards and performance awards to officers, directors, employees, consultants and independent contractors of ISS and its subsidiaries. In addition, in 2000 the ISS Board of Directors authorized and granted options to purchase an additional 141,000 shares under the 1995 Plan subject to shareholder approval. The following table summarizes stock option activity for 2000 and 1999.

                                  OPTIONS TABLE

                                                                                         WEIGHTED
                                      PLAN                                                AVERAGE
                                     OPTIONS                              NON-PLAN       EXERCISE
                                    AVAILABLE         PLAN OPTIONS         OPTIONS        PRICE
                                    FOR GRANT         OUTSTANDING        OUTSTANDING    PER SHARE
                                                 --------------------
                                                   ISO          NSO
                                   --------------------------------------------------------------
Balance at December 31, 1998         50,450      247,350       18,000      244,200       $ 3.81
Reserved for options under Plan      80,000           --           --           --           --
Granted                             (80,000)      80,000           --           --         3.65
                                   --------------------------------------------------------------
Balance at December 31, 1999         50,450      327,350       18,000      244,200         3.79

Stock Dividend - 20%                 10,090       60,470        3,600       44,840           --
Granted                             (15,000)      15,000           --      126,000         6.90
Exercised                                --      (27,200)      (6,000)     (20,000)        3.29
Canceled                             53,100      (37,500)     (15,600)          --         3.96
                                   --------------------------------------------------------------
Balance at December 31, 2000         98,640      338,120           --      395,040       $ 3.84
                                   ==============================================================

The following table summarizes information about the stock options outstanding at December 31, 2000.

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                      -------------------------------------------------    ------------------------------
                                     WEIGHTED AVERAGE       WEIGHTED                          WEIGHTED
       RANGE OF          NUMBER          REMAINING          AVERAGE           NUMBER           AVERAGE
    EXERCISE PRICE    OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
----------------------------------------------------------------------------------------------------------
     $2.40 - 3.00       324,240          6.3 years            $ 2.62         261,825            $ 2.60
      3.01 - 4.00       267,920          4.5 years              3.70         227,420              3.77
      over   4.00       141,000          9.5 years              6.90              --                --
----------------------------------------------------------------------------------------------------------
                        733,160          6.3 years            $ 3.84         489,245            $ 3.15
----------------------------------------------------------------------------------------------------------

Options under the 1995 Plan and Non-Plan options expire at various dates through 2010. At December 31, 2000 there were 733,160 options exercisable at a weighted average exercise price of $3.84. Options outstanding have a weighted average remaining contractual life of 6.3 years. The weighted average fair value of options granted during 2000 and 1999 was $3.84 and $2.41, respectively.

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if ISS had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6.05% for 2000 and 6.3% for 1999, a volatility factor of the expected market price of ISS's common stock of .518 for 2000 and .449 for 1999, and a weighted average expected life of the option of ten years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because ISS's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions may materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. ISS's pro forma information is as follows:

                                                           2000          1999
                                                       ------------------------
Pro forma net income (loss)                             $(302,000)    $ 75,000
Pro forma net income (loss) per common share, basic
  and diluted                                           $    (.10)    $    .02

                         REPORT OF INDEPENDENT AUDITORS


SHAREHOLDERS AND BOARD OF DIRECTORS
IMAGE SENSING SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Flow Traffic Ltd., a 60%-owned subsidiary, which statements reflect total assets of $738,000 and $529,000 as of December 31, 2000 and 1999, respectively, and total revenues of $2,643,000 and $902,000, respectively, for the years then ended. Those statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to data included for Flow Traffic Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP
Minneapolis, Minnesota
February 9, 2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.       DIRECTORS AND OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2001 Annual Meeting of Shareholders to be filed on or before April 30, 2001 (the "Proxy Statement") are incorporated into this Form 10-KSB by reference.

ITEM 10.      EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in our Proxy Statement is incorporated into this Form 10-KSB by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement is incorporated into this Form 10-KSB by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  LIST OF DOCUMENTS FILED AS PART OF THE REPORT:
         1.  Financial statements referenced in Item 7
         2.  Exhibits:

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         3.1               Restated Articles of Incorporation of ISS,
                           incorporated by reference to ISS's registration
                           statement on Form SB-2 (Registration No. 90298C)
                           filed with the Commission on March 14, 1995.
         3.3               Bylaws of ISS, incorporated by reference to ISS's
                           registration statement on Form SB-2 (Registration No.
                           90298C) filed with the Commission on March 14, 1995.
         4.1               Specimen form of ISS's Common Stock Certificate,
                           incorporated by reference to ISS's registration
                           statement on Form SB-2 (Registration No. 90298C)
                           filed with the Commission on March 14, 1995.
         4.2               1995 Long-Term Incentive and Stock Option Plan and
                           form of Option Agreement, incorporated by reference
                           to ISS's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission
                           on March 14, 1995.
         10.1              Manufacturing, Distributing and Technology License
                           Agreement dated June 11, 1991, as
                           amended December 15, 1992, between Econolite Control
                           Products, Inc. and ISS, incorporated by reference to
                           ISS's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission
                           on March 14, 1995.
         10.2              License Agreement dated June 10, 1991 between the
                           University of Minnesota and ISS, incorporated by
                           reference to ISS's registration statement on Form
                           SB-2 (Registration No. 90298C) filed with the
                           Commission on March 14, 1995.
         10.3              Form of Distributor Agreement, incorporated by
                           reference ISS's registration statement on Form SB-2
                           (Registration No. 90298C) filed with the Commission
                           on March 14, 1995.
         10.4              Commercial Note with Wells Fargo Bank Minnesota, N.A.
                           (formerly Norwest Bank Minnesota, N.A.), dated
                           February 16, 1995, incorporated by reference to ISS's
                           registration statement on Form SB-2 (Registration No.
                           90298C) filed with the Commission on March 14, 1995.
         10.5              Assignment from Panos G. Michalopoulos to ISS dated
                           January 19, 1985, incorporated by reference to ISS's
                           registration statement on Form SB-2 (Registration No.
                           90298C) filed with the Commission on March 14, 1995.
         10.6              Production Agreement dated July 8, 1997, between ISS,
                           Cohu, Inc., and Econolite Control Products, Inc.,
                           filed as Exhibit 10.14 to ISS's Form 10-KSB for the
                           year ended December 31, 1997 and incorporated herein
                           by reference.
         10.7              Executive Employment Agreement between ISS and
                           William L. Russell, dated June 10, 1998, filed as
                           Exhibit 10 to ISS's Form 10-QSB for the quarter ended
                           June 30, 1998 and incorporated herein by reference.
         10.8              Conditional Credit Line Letter Agreement with Wells
                           Fargo Bank Minnesota, N.A. dated September 14, 1998
                           (incorporated by reference to the 1998 10-KSB report
                           dated March 30, 1999).
         10.9              Office Lease Agreement by and between Spruce Tree
                           Centre L.L.P and ISS, dated November 24, 1998
                           (incorporated by reference to the 1998 10-KSB report
                           dated March 30, 1999).
         10.10             Executive Employment Agreement between ISS and
                           Jeffrey F. Martin, dated December 21, 1999, filed as
                           Exhibit 10.19 to ISS's Form 10-KSB for the year ended
                           December 31, 1999 and incorporated herein by
                           reference.
         10.11             Consulting Agreement dated December 8, 1999, by and
                           between Panos Michalopoulos and ISS, filed as Exhibit
                           10.20 to ISS's Form 10-KSB for the year ended
                           December 31, 1999 and incorporated herein by
                           reference.
         10.12             Executive Employment Agreement between ISS and
                           William L. Russell, dated June 12, 2000 and
                           incorporated herein by reference.
         21                List of Subsidiaries of ISS.
         23                Consent of Ernst & Young LLP.
         24                Power of Attorney (included on signature page).
         99                Cautionary Statement.

    (b)  REPORTS ON FORM 8-K FILED DURING FOURTH QUARTER OF 2000:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Image Sensing Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                           IMAGE SENSING SYSTEMS, INC.

               /s/ William L. Russell                       Date: March 30, 2001
         ------------------------------------------------   --------------------
           By: William L. Russell, President and
               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints William L. Russell and Jeffrey F. Martin, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


                /s/ William L. Russell                      Date: March 30, 2001
         ------------------------------------------------   --------------------
         By:    William L. Russell
                Chairman of the Board & Chief Executive
                Officer (Principal Executive Officer)

                /s/Jeffrey F. Martin                        Date: March 30, 2001
         ------------------------------------------------   --------------------
         By:    Jeffrey F. Martin
                Chief Financial Officer (Principal
                Financial & Accounting Officer)

                /s/ Panos G. Michalopoulos                  Date: March 30, 2001
         ------------------------------------------------   --------------------
         By:    Panos G. Michalopoulos
                Director

                /s/ Richard P. Braun                        Date: March 30, 2001
         ------------------------------------------------   --------------------
         By:    Richard P. Braun
                Director

                /s/ Richard C. Magnuson                     Date: March 30, 2001
         ------------------------------------------------   --------------------
         By:    Richard C. Magnuson
                Director

                /s/ James Murdakes                          Date: March 30, 2001
         ------------------------------------------------   --------------------
         By:    James Murdakes
                Director

                /s/ C. (Dino) Xykis                         Date: March 30, 2001
         ------------------------------------------------   --------------------
         By:    C. (Dino) Xykis
                Director