Form 10QSB
period 2001-03-31
IMAGE SENSING SYSTEMS INC
filed 2001-05-15
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10-QSB
--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Quarterly ended March 31, 2001                    Commission File Number 0-26056
------------------------------                    ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                    41-1519168
------------------------------------        ------------------------------------
State or other jurisdiction of               I.R.S. Employer Identification No.
       incorporation

                             500 SPRUCE TREE CENTRE
                             1600 UNIVERSITY AVE. W.
                             ST. PAUL, MN 55104-3825
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (651) 603-7700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X   No __
                                                          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $.01 Par Value - 3,146,400 shares as of May 4, 2001.
       ------------------------------------------------------------------

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX

           PART I.  FINANCIAL INFORMATION                               Page No.
                                                                        --------

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000                              4

           Condensed Consolidated Statements of Operations
           Three-month periods ended March 31, 2001 and 2000                 5

           Condensed Consolidated Statements of Cash Flows
           Three-month periods ended March 31, 2001 and 2000                 6

           Notes to Condensed Financial Statements                           7

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                     8

           PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 10

           Signatures                                                       11

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. For example, we may fail to achieve the results discussed because: we fail to achieve market acceptance of our products; third parties upon whom we depend for manufacturing and marketing fail to perform; we are unable to pay royalties owed under critical license agreements; we fail to diversify our product offerings; our revenues fluctuate due to our dependence on sales to governmental entities; we fail to secure adequate protection for our intellectual property rights; we fail to respond to evolving industry standards and technological changes; or we fail to properly manage growth in revenues and/or production requirements or to meet our future capital requirements. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report.

                         PART I - FINANCIAL INFORMATION
                           IMAGE SENSING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (ROUNDED TO THOUSANDS)


                                                            March 31,                  December 31,
                                                              2001                        2000
                                                      ---------------------       ---------------------
ASSETS                                                     (Unaudited)                   (Note)
Current assets:
      Cash and cash equivalents                                $ 1,334,000                 $ 1,780,000
      Accounts receivable                                        1,229,000                     943,000
      Inventories                                                  395,000                     370,000
      Prepaid expenses                                              91,000                     117,000
      Deferred income taxes                                         92,000                      92,000
                                                      ---------------------       ---------------------
Total current assets                                             3,141,000                   3,302,000

Property and equipment, net                                        406,000                     383,000

Other assets:
      Capitalized software development costs, net                1,388,000                   1,453,000
      Deferred income taxes                                         34,000                      34,000
      Other                                                        110,000                     110,000
                                                      ---------------------       ---------------------
                                                                 1,532,000                   1,597,000
                                                      ---------------------       ---------------------
Total Assets                                                   $ 5,079,000                 $ 5,282,000
                                                      =====================       =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                         $   546,000                 $   433,000
      Accrued compensation                                         315,000                     365,000
      Deferred income                                              109,000                     109,000
                                                      ---------------------       ---------------------
Total current liabilites                                           970,000                     907,000

Minority interest                                                   82,000                     134,000

Shareholders' equity:
      Common stock                                                  32,000                      32,000
      Additional paid-in capital                                 4,582,000                   4,572,000
      Accumulated (deficit)                                       (587,000)                   (363,000)
                                                      ---------------------       ---------------------
                                                                 4,027,000                   4,241,000
                                                      ---------------------       ---------------------

Total liabilities and shareholders' equity                     $ 5,079,000                 $ 5,282,000
                                                      =====================       =====================


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED - ROUNDED TO THOUSANDS)




                                                                     Three-Month Period Ended
                                                                             March 31
                                                              ------------------------------------
                                                                     2001              2000
                                                              ------------------------------------
REVENUE:
      Product sales                                                 $   386,000       $   310,000
      Royalties                                                       1,012,000           760,000
      Consulting services                                                35,000            25,000
                                                              ------------------------------------
                                                                      1,433,000         1,095,000

COSTS OF REVENUE:
      Product sales                                                     201,000           166,000
      Royalties                                                         100,000            75,000
      Consulting services                                                30,000            14,000
                                                              ------------------------------------
                                                                        331,000           255,000
                                                              ------------------------------------
Gross profit                                                          1,102,000           840,000

OPERATING EXPENSES:
      General and Administrative                                        601,000           552,000
      Business development                                              537,000           349,000
      Research and development                                          213,000                 -
                                                              ------------------------------------
                                                                      1,351,000           901,000
                                                              ------------------------------------
Income (loss) from operations                                          (249,000)          (61,000)

Other income, net                                                        27,000            29,000
                                                              ------------------------------------
Income (loss) before income taxes                                      (222,000)          (32,000)
Income tax benefits                                                           -           117,000
                                                              ------------------------------------
Net income (loss) before minority interest                             (222,000)           85,000
Minority interest                                                        (2,000)                -
                                                              ------------------------------------
Net income (loss)                                                   $  (224,000)      $    85,000
                                                              ====================================


Net income (loss) per common share-basic and diluted                $     (0.08)      $      0.03
                                                              ====================================

Weighted average number of common shares outstanding:
         Basic and diluted                                            3,146,000         3,014,600
                                                              ====================================

See accompanying notes

                           IMAGE SENSING SYSTEMD, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - ROUNDED TO THOUSANDS)


                                                                         Three-Month Period Ended
                                                                                 March 31
                                                                ------------------------------------------
                                                                        2001                 2000
                                                                ------------------------------------------

OPERATING ACTIVITIES:
         Net income                                                       $ (224,000)          $   85,000
         Adjustments to reconcile net income to
           net cash provided by operating activities                         (95,000)              67,000
         Minority interest                                                    (2,000)                   -
                                                                ------------------------------------------
         Net cash provided by operating activities                          (321,000)             152,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                                  (85,000)             (50,000)
         Other                                                                     -                    -
         Capitalized software development costs                                    -             (172,000)
                                                                ------------------------------------------
         Net cash used in investing activities                               (85,000)            (222,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                              10,000               99,000
         Dividends paid by Flow Traffic                                      (50,000)                   -
                                                                ------------------------------------------
         Net cash used in financing activities                               (40,000)              99,000

                                                                ------------------------------------------
Increase in cash and cash equivalents                                       (446,000)              29,000

Cash and cash equivalents, beginning of period                             1,780,000            1,319,000
                                                                ------------------------------------------
Cash and cash equivalents, end of period                                 $ 1,334,000          $ 1,348,000
                                                                ==========================================



See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000, included in our report on Form 10-KSB for the year ended December 31, 2000.


Note B:  Deferred Tax Asset Valuation Allowance

We recognized an income tax benefit of $117,000 in the three-month period ended March 31, 2000. Management believes it is more likely that not that the net deferred tax asset will be realized over the next three years.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer, and have applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope system.

Results of Operations (Comparison of Three-Month Periods Ended March 31, 2001 and March 31, 2000):

Revenues for the first quarter of 2001 were $1,433,000, up 31% from $1,095,000 for the same period a year ago. The increase is attributable to increased royalty income ($1,012,000 in 2001 versus $760,000 in the same period a year ago).

Gross profits were $1,102,000 in the first quarter of 2001, or 77% of revenue, compared to $840,000, or 77% of revenue, for the same period a year ago. The margin percent has remained constant due to the same proportionate revenue mix from royalties, product sales and consulting services.

General and administrative expenses were $601,000 for the first quarter of 2001 compared to $552,000 for the same period a year ago. The increase is due to additional expenses related to this year's annual report and proxy.

Business development expenses were $537,000 for the first quarter of 2001 compared to $349,000 for the same period a year ago. The increase was due to front-loaded business development expenses (marketing trade shows and advertising) which is typical of the beginning of a new business year and in line with the plan for fiscal year 2001. These expenditures are for development of the Wireless Technology business.

Research and development expenses were $213,000 in the first quarter of 2001 compared to none for the same period a year ago. All development efforts in the first quarter of 2000 involved software development for the new Autoscope Solo Release 3 and New Comserver products, and all associated costs were capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Other income, net was $27,000 in the first quarter of 2001 compared to $29,000 for the same period a year ago. The decrease is due primarily to slightly lower cash balances and lower yield on our short-term investments.

We recognized no income tax benefit in 2001, versus a $117,000 benefit in the first quarter of 2000. Management believes it is more likely than not that the net deferred tax asset will be realized over the next three years.

We expect to avail ourselves of net operating loss and research and development tax credit carryforwards, and to incur insignificant income tax expense in 2001. As of March 31, 2001, we have net operating loss carryforwards for income tax purposes of $1,488,000 and research and development tax credits of $245,000 that expire in the years 2007 through 2019.

Liquidity and Capital Resources:

Cash provided by operating activities was $(373,000) for the first quarter of 2001, compared to $152,000 for the same period in 2000. The significant use of cash in operations in the first quarter of 2001 was primarily due to front-loaded business development (marketing trade shows and advertising) and research and development spending.

Capital expenditures were $84,000 for the first quarter of 2001, compared to $50,000 for the same period in 2000. We do not expect to make significant changes to the level of investments in capital expenditures for the balance of 2001. The Company incurred software and other research and development costs of $213,000 in the first quarter of 2001 compared to the $172,000 of software development costs that was capitalized in the first quarter 2000.

Management believes that our cash and investment position, anticipated cash flows from operations, and funds available through our bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.

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

                  Not applicable

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended
                  March 31, 2001:


                  Exhibit 99 Cautionary Statement, incorporated herein by reference to Exhibit 99 filed with the 2000 10-KSB.

                  (b)  Reports

                  No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Image Sensing Systems, Inc.



Dated:  May 15, 2001              /s/ William L. Russell
                                  --------------------------------------------
                                  William L. Russell
                                  Chairman and Chief Executive Officer
                                  (principal executive officer)


Dated: May 15, 2001               /s/ Jeffrey F. Martin
                                  --------------------------------------------
                                  Jeffrey F. Martin
                                  Chief Financial Officer
                                  (principal financial and accounting officer)