Form 10QSB/A
period 2001-03-31
IMAGE SENSING SYSTEMS INC
filed 2001-05-16
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                  FORM 10-QSB/A
--------------------------------------------------------------------------------

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


We hereby amend Item 1 of Part I of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 to correct the following error contained in The Unaudited Consolidated Financial Statements: (1) Net income (loss) per common share-basic and diluted should have been "($.07)" rather than "($.08)" in the first quarter of 2001. No other amendments to the Quarterly Report on Form 10-QSB are being made through this filing.


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


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED - ROUNDED TO THOUSANDS)




                                                                     Three-Month Period Ended
                                                                             March 31
                                                              ------------------------------------
                                                                     2001              2000
                                                              ------------------------------------
REVENUE:
      Product sales                                                 $   386,000       $   310,000
      Royalties                                                       1,012,000           760,000
      Consulting services                                                35,000            25,000
                                                              ------------------------------------
                                                                      1,433,000         1,095,000

COSTS OF REVENUE:
      Product sales                                                     201,000           166,000
      Royalties                                                         100,000            75,000
      Consulting services                                                30,000            14,000
                                                              ------------------------------------
                                                                        331,000           255,000
                                                              ------------------------------------
Gross profit                                                          1,102,000           840,000

OPERATING EXPENSES:
      General and Administrative                                        601,000           552,000
      Business development                                              537,000           349,000
      Research and development                                          213,000                 -
                                                              ------------------------------------
                                                                      1,351,000           901,000
                                                              ------------------------------------
Income (loss) from operations                                          (249,000)          (61,000)

Other income, net                                                        27,000            29,000
                                                              ------------------------------------
Income (loss) before income taxes                                      (222,000)          (32,000)
Income tax benefits                                                           -           117,000
                                                              ------------------------------------
Net income (loss) before minority interest                             (222,000)           85,000
Minority interest                                                        (2,000)                -
                                                              ------------------------------------
Net income (loss)                                                   $  (224,000)      $    85,000
                                                              ====================================



Net income (loss) per common share-basic and diluted                $     (0.07)      $      0.03
                                                              ====================================


Weighted average number of common shares outstanding:
         Basic and diluted                                            3,146,000         3,014,600
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


                                  Image Sensing Systems, Inc.




Dated:  May 16, 2001              /s/ William L. Russell
                                  --------------------------------------------
                                  William L. Russell
                                  Chairman and Chief Executive Officer
                                  (principal executive officer)


Dated: May 16, 2001               /s/ Jeffrey F. Martin
                                  --------------------------------------------
                                  Jeffrey F. Martin
                                  Chief Financial Officer
                                  (principal financial and accounting officer)