Form 10QSB
period 2001-06-30
IMAGE SENSING SYSTEMS INC
filed 2001-08-13
CIK 943034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001     Commission File Number 0-26056

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                       41-1519168
State or other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization

                             500 SPRUCE TREE CENTRE
                             1600 UNIVERSITY AVE. W.
                             ST. PAUL, MN 55104-3825
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (651) 603-7700


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                          Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 par value - 3,152,777 shares as of June 30, 2001.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX


           PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.    Condensed Financial Statements:

           Condensed Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000                               4

           Condensed Statements of Operations
           Three- and six-month periods ended June 30, 2001 and 2000         5

           Condensed Statements of Cash Flows
           Six-month periods ended June 30, 2001 and 2000                    6

           Notes to Condensed Financial Statements                           7


Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition                     8

           PART II.  OTHER INFORMATION

Item 2.    Changes in Securities                                            10

Item 4.    Submission of Matters to a Vote of Security Holders              10

Item 6.    Exhibits and Reports on Form 8-K                                 11

           Signatures                                                       13

           Exhibit Index                                                    14

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, lack of market acceptance of the Company's products; the Company's dependence on third parties for manufacturing and marketing capabilities and its continuing ability to pay royalties owed; inability of the Company to diversify its product offerings; revenue fluctuations caused by the Company's dependence on sales to governmental entities; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to properly manage growth in revenues and/or production requirements; inability of the Company to meet its future additional capital requirements; and control of the voting stock by insiders. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report.

                           IMAGE SENSING SYSTEMS, INC.
                             Condensed Balance Sheet

                                                           June 30          December 31
                                                             2001               2000
                                                         -----------        -----------
                                                         (Unaudited)           (Note)
ASSETS
Current assets:
       Cash and cash equivalents                         $ 1,036,000        $ 1,780,000
       Accounts receivable                                 1,689,000            943,000
       Inventories                                           542,000            370,000
       Prepaid expenses                                      105,000            117,000
       Deferred income taxes                                  92,000             92,000
                                                         -----------        -----------
Total current assets                                       3,464,000          3,302,000

Property and equipment, net                                  381,000            383,000

Other assets:
       Capitalized software development costs, net         1,324,000          1,453,000
       Deferred income taxes                                  34,000             34,000
       Other                                                 108,000            110,000
                                                         -----------        -----------
                                                           1,466,000          1,597,000
                                                         -----------        -----------
Total assets                                             $ 5,311,000        $ 5,282,000
                                                         ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                  $   770,000        $   433,000
       Accrued compensation                                  362,000            365,000
       Deferred income                                       109,000            109,000
                                                         -----------        -----------
Total current liabilities                                  1,241,000            907,000

Minority interest                                             95,000            134,000

Shareholders' equity:
       Common stock                                           32,000             32,000
       Additional paid-in capital                          4,600,000          4,572,000
       Retained earnings (deficit)                          (657,000)          (363,000)
                                                         -----------        -----------
                                                           3,975,000          4,241,000
                                                         -----------        -----------
Total liabilities and shareholders' equity               $ 5,311,000        $ 5,282,000
                                                         ===========        ===========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                                Income Statement
                                   (unaudited)

                                                               Three-Month Period Ended               Six-Month Period Ended
                                                                        June 30                               June 30
                                                                2001               2000               2001               2000
                                                            -----------        -----------        -----------        -----------
REVENUE:
      Product sales                                         $   499,000        $   840,000        $   885,000        $ 1,150,000
      Royalties                                                 986,000            652,000          1,998,000          1,412,000
      Consulting services                                        59,000             41,000             94,000             66,000
                                                            -----------        -----------        -----------        -----------
                                                              1,544,000          1,533,000          2,977,000          2,628,000

COSTS OF REVENUE:
      Product sales                                             260,000            442,000            461,000            608,000
      Royalties                                                  57,000             67,000            157,000            142,000
      Consulting services                                        37,000             25,000             67,000             39,000
                                                            -----------        -----------        -----------        -----------
                                                                354,000            534,000            685,000            789,000
                                                            -----------        -----------        -----------        -----------
Gross profit                                                  1,190,000            999,000          2,292,000          1,839,000

OPERATING EXPENSES:
      General and administrative                                670,000            656,000          1,271,000          1,208,000
      Business development                                      410,000            364,000            947,000            713,000
      Research and development                                  199,000                -              412,000                -
                                                            -----------        -----------        -----------        -----------
                                                              1,279,000          1,020,000          2,630,000          1,921,000
                                                            -----------        -----------        -----------        -----------
Income (loss) from operations                                   (89,000)           (21,000)          (338,000)           (82,000)

Other income, net                                                28,000             32,000             55,000             61,000
                                                            -----------        -----------        -----------        -----------
Income (loss) before income taxes                               (61,000)            11,000           (283,000)           (21,000)
Income (taxes) benefits                                             -                  -                  -              117,000
                                                            -----------        -----------        -----------        -----------
Net income (loss) before minority interest                      (61,000)            11,000           (283,000)            96,000
Minority interest                                                (9,000)               -              (11,000)               -
                                                            -----------        -----------        -----------        -----------
Net income (loss)                                           $   (70,000)       $    11,000        $  (294,000)       $    96,000
                                                            ===========        ===========        ===========        ===========

Net income (loss) per common share - basic
      and diluted                                           $     (0.02)       $      0.00        $     (0.09)       $      0.03
                                                            ===========        ===========        ===========        ===========



Weighted average number of common shares outstanding:
         Basic and Diluted                                    3,153,000          3,137,000          3,150,000          3,137,000
                                                            ===========        ===========        ===========        ===========


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                                    Cash Flow
                                   (unaudited)


                                                                  Six-Month Period Ended
                                                                        June 30
                                                             ------------------------------
                                                                 2001               2000
                                                             -----------        -----------
OPERATING ACTIVITIES:
         Net income                                          $  (294,000)       $    96,000
         Adjustments to reconcile net income to
             net cash provided by operating activities          (317,000)           (75,000)
         Minority interest                                        11,000                -
                                                             -----------        -----------
         Net cash provided by operating activities              (600,000)            21,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                     (122,000)           (78,000)
         Other                                                       -              (28,000)
         Capitalized software development costs                      -             (306,000)
                                                             -----------        -----------
         Net cash used in investing activities                  (122,000)          (412,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock option                   28,000            665,000
         Dividends paid by Flow Traffic                          (50,000)
                                                             -----------        -----------
         Net cash provided by financing activities               (22,000)           665,000

Increase (decrease) in cash and cash equivalents                (744,000)           274,000

Cash and cash equivalents, beginning of period                 1,780,000          1,319,000
                                                             -----------        -----------
Cash and cash equivalents, end of period                     $ 1,036,000        $ 1,593,000
                                                             ===========        ===========


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000, included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note B:

The Company entered into a Distribution Agreement with Wireless Technology, Inc. on April 27, 2001. This agreement is filed as an exhibit to this Form 10-QSB.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               (Three- and Six-Month Periods Ended June 30, 2001)

Revenues for the second quarter of 2001 were $1,544,000, an increase of 1% from $1,533,000 for the same period a year ago, while revenues for the first half of 2001 were $2,977,000, an increase of 13% from $2,628,000 a year ago. The increase in revenues is a result of an increase in royalties received for these periods, which in turn was due primarily to increased sales of Autoscope(R) systems by Econolite Control Products, Inc. (Econolite), the Company's North American distributor. Unit sales by the Company and Econolite increased 236% for the second quarter and 193% for the first half of 2001, compared to the same periods a year ago. Revenue from royalties for the second quarter of 2001 increased 51%, while revenue from direct sales decreased 41%, both as compared to the second quarter of 2000. Revenue from royalties for the first half of 2001 increased 41%, while revenue from direct sales decreased 23%, both as compared to the first half of 2000. The decrease in direct sales is due to continued delays in orders from the European market, complicated by currency valuation with the Euro.

Gross profit was $1,190,000 in the second quarter of 2001, or 77% of revenue, compared to $999,000, or 65% of revenue, for the same period a year ago. Gross profit for the first half of 2001 was $2,292,000, or 77% of revenue, compared to $1,839,000, or 70% of revenue, for the same period a year ago. The higher margin in the second quarter and first half of 2001 was due primarily to the Company's deriving proportionately more revenue from royalties than from direct sales during these periods, as royalties have a higher gross profit margin.

General and administrative expenses were $670,000 and $1,271,000, respectively, for the three- and six-month periods ended June 30, 2001, compared to $656,000 and $1,208,000, respectively, for the same periods a year ago. The increase is due to additional expenses related to the preparation of this year's annual report and proxy.

Business development expenses were $410,000 and $947,000, respectively, for the three- and six-month periods ended June 30, 2001, compared to $364,000 and $713,000, respectively, for the same period a year ago. The increase is primarily due to the continued development of the Wireless Technology sales, marketing, and distribution infrastructure.

Research and development expenses were $199,000 and $412,000 for the three- and six-month periods ended June 30, 2001, compared to none for the same periods a year ago. The increase is due to the fact that all development efforts in the first half of 2000 were directed toward software development for the new Autoscope Solo Release 3, a new comserver and the next-generation Autoscope Solo Pro, with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Loss from operations was $89,000 and $338,000, respectively, for the three- and six-month periods ended June 30, 2001, compared to loss from operations of $21,000 and $82,000, respectively, for the same periods a year ago. The decrease in earnings from operations for the three- and six-month periods ended June 30, 2001, compared to the same periods a year ago, are primarily due to increases in business development expenditures and the amortization of software development costs.

Other income, net, was $28,000 and $55,000, respectively, for the three- and six-month periods ended June 30, 2001, compared to $32,000 and $61,000, respectively, for the same periods a year ago. The decrease is due primarily to lower cash balances coupled with lower yields on our money market and short-term investments.

The Company recognized no income tax benefit in 2001, versus a $117,000 benefit in the first quarter of 2000. Management believes it is more likely than not that the net deferred tax asset will be realized over the next three years.

The Company has net operating loss carryforwards for income tax purposes of approximately $1,488,000 and research and development tax credits of $245,000 that expire in the years 2007 through 2019. The Company incurred losses in the first and second quarter of 2001 and therefore, has not accrued any taxes.

Liquidity and Capital Resources

Cash used by operating activities was $600,000 for the six-month period ended June 30, 2001, compared to cash provided by operations of $21,000 for the same period in 2000. The reduced cash flow from operations in the first half of 2001 was primarily due to increases in both accounts receivable and inventory for the first half of 2001 compared to 2000.

Capital expenditures were $122,000 for the first half of 2001, compared to $78,000 for the same period in 2000. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 2001. The Company did not capitalize software development costs in the first half of 2001, whereas $306,000 of software development was capitalized in the first half of 2000.

Management believes that the Company's cash and investment position, anticipated cash flows from operations, and funds available through its bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Changes in Securities

                  The Company amended its articles of incorporation on May 30, 2001 to increase the number of authorized shares of the Company's common stock from 5,000,000 to 20,000,000 and its authorized shares of preferred stock from 2,000,000 to 5,000,000.

Item 3.           Defaults upon Senior Securities

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting of shareholders on May 17, 2001, in Minneapolis, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The matters voted upon at the meeting were (1) the election of directors, (2) a proposal to amend the Company's articles of incorporation to increase its common shares to 20,000,000 and its preferred shares to 5,000,000, (3) a proposal to ratify and approve an amendment the Company's 1995 Long-Term Incentive Stock Option Plan to increase the number of shares authorized for issuance by 420,000 from 480,000 to 900,000, and (4) to ratify and approve the grant of options to certain non-employee directors.

                  (1) Election of Directors:

                  Director                      For          Withhold Authority
                  Panos G. Michalopoulos    2,936,820             36,670
                  William L. Russell        2,969,100              4,390
                  Richard C. Magnuson       2,969,100              4,390
                  Richard P. Braun          2,969,100              4,390
                  James Murdakes            2,969,100              4,390
                  C. (Dino) Xykis           2,921,420             52,070

                  (2) Amend articles of incorporation:

                                                                     Broker
         For                Against           Abstain               Non-Vote
         1,818,188           41,130              750               1,113,422

                  (3) Ratify and approve amendment to the Company's 1995 Long-Term Incentive Stock Option Plan:

                                                                     Broker
         For                Against           Abstain               Non-Vote
         1,785,388          46,060            28,620               1,113,422

                  (4) Ratify and approve options granted to certain non-employee
Directors:

                                                                    Broker
         For               Against           Abstain               Non-Vote
         1,731,327         108,046           20,695               1,113,422

Item 5.           Other Information
                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
                  (a) Exhibits

                  The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2000:

Exhibit
Number      Description

3.1 Restated Articles of Incorporation of ISS, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.

3.2         Articles of Amendment to Articles of Incorporation of ISS, dated May
            30, 2001.

3.3 Bylaws of ISS, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.

10.1        Distribution Agreement with Wireless Technology, Inc., dated April
            27, 2001.

99.1 Cautionary Statement, incorporated herein by reference to Exhibit 99 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

(b)      Reports

No reports on Form 8-K were filed during the quarter covered by this Form
10-QSB.

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


                                    Image Sensing Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)


Dated:  August 13, 2001             /s/ William L. Russell
                                    --------------------------------------------
                                    William L. Russell
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


Dated:  August 13, 2001             /s/ Jeffrey F. Martin
                                    --------------------------------------------
                                    Jeffrey F. Martin
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

EXHIBIT INDEX


Exhibit
Number      Description

3.1 Restated Articles of Incorporation of ISS, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.

3.2         Articles of Amendment to Articles of Incorporation of ISS, dated May
            30, 2001.

3.3 Bylaws of ISS, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed with the Commission on March 14, 1995.

10.1        Distribution Agreement with Wireless Technology, Inc., dated April
            27, 2001.

99.1 Cautionary Statement, incorporated herein by reference to Exhibit 99 to the Company's Form 10-KSB for the fiscal year ended December 31, 2000.