Form 10QSB
period 2001-09-30
IMAGE SENSING SYSTEMS INC
filed 2001-11-14
CIK 943034

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
--------------------------------------------------------------------------------

For the quarterly period                                        Commission File
ended September 30, 2001                                        Number 0-26056
------------------------                                        ---------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Minnesota                                         41-1519168
------------------------------               ----------------------------------
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

                                Yes X      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
              State the number of shares outstanding of each of the
       issuer's classes of common equity, as of the latest practical date.
     Common Stock, $.01 Par Value: 3,152,777 shares as of October 26, 2001.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX


             PART I. FINANCIAL INFORMATION                             Page No.
                                                                       --------
Item 1.      Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets
             September 30, 2001 and December 31, 2000                      4

             Condensed Consolidated Statements of Operations
             Three- and nine-month periods ended September 30, 2001        5
             and 2000

             Condensed Consolidated Statements of Cash Flows
             Nine-month periods ended September 30, 2001 and 2000          6

             Notes to Condensed Consolidated Financial Statements          7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

             PART II.  OTHER INFORMATION

Item 5.      Other Information                                             10

Item 6.      Exhibits and Reports on Form 8-K                              11

             Signatures                                                    12

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995


         This quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "intends," "plans," "estimates" or "anticipates" or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

         o     lack of market acceptance of the Company's products;

         o dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed;

         o     inability of the Company to diversify our product offerings;

         o revenue fluctuations caused by the Company's dependence on sales to governmental entities;

         o failure of the Company to secure adequate protection for the Company's intellectual property rights;

         o failure of the Company to respond to evolving industry standards and technological changes;

         o inability of the Company to properly manage a growth in revenue and/or production requirements;

         o inability of the Company to meet our future additional capital requirements; and

         o     control of the Company's voting stock by insiders.

We caution that the forward-looking statements made in this report or in other announcements made by the Company are further qualified by the factors set forth in Exhibit 99.1 to this Quarterly Report on Form 10-QSB, under the caption "Cautionary Statement."

                          PART I - FINACIAL INFORMATION

Item 1. Financial Statements

                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30              December 31
                                                              2001                     2000
                                                          ------------              -----------
                                                          (Unaudited)                 (Note)
ASSETS
Current assets:
       Cash and cash equivalents                          $ 1,147,000               $ 1,780,000
       Accounts receivable                                  1,339,000                   943,000
       Inventories                                            582,000                   370,000
       Prepaid expenses                                        92,000                   117,000
       Deferred income taxes                                   92,000                    92,000
                                                          -----------               -----------
Total current assets                                        3,252,000                 3,302,000

Property and equipment, net                                   351,000                   383,000

Other assets:
       Capitalized software development costs, net          1,259,000                 1,453,000
       Deferred income taxes                                   34,000                    34,000
       Other                                                  107,000                   110,000
                                                          -----------               -----------
                                                            1,400,000                 1,597,000
                                                          -----------               -----------
Total assets                                              $ 5,003,000               $ 5,282,000
                                                          ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                   $   584,000               $   433,000
       Accrued compensation                                   350,000                   365,000
       Deferred income                                         78,000                   109,000
                                                          -----------               -----------
Total current liabilites                                    1,012,000                   907,000


Minority interest                                              61,000                   134,000

Shareholders' equity:
       Common stock                                            32,000                    32,000
       Additional paid-in capital                           4,600,000                 4,572,000
       Retained earnings (deficit)                           (702,000)                 (363,000)
                                                          -----------               -----------
                                                            3,930,000                 4,241,000
                                                          -----------               -----------

Total liabilities and shareholders' equity                $ 5,003,000               $ 5,282,000
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

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three-Month Period Ended             Nine-Month Period Ended
                                                              September 30                         September 30
                                                    ------------------------------        ------------------------------
                                                        2001               2000               2001               2000
                                                    ------------------------------        ------------------------------
REVENUE:
      Product sales                                 $   677,000        $   901,000        $ 1,562,000        $ 2,051,000
      Royalties                                         913,000            539,000          2,911,000          1,951,000
      Consulting services                                45,000             55,000            139,000            121,000
                                                    -----------        -----------        -----------        -----------
                                                      1,635,000          1,495,000          4,612,000          4,123,000

COSTS OF REVENUE:
      Product sales                                     373,000            530,000            834,000          1,138,000
      Royalties                                          62,000             57,000            219,000            199,000
      Consulting services                                46,000             61,000            113,000            100,000
                                                    -----------        -----------        -----------        -----------
                                                        481,000            648,000          1,166,000          1,437,000
                                                    -----------        -----------        -----------        -----------
Gross profit                                          1,154,000            847,000          3,446,000          2,686,000

OPERATING EXPENSES:
      General and administrative                        585,000            660,000          1,856,000          1,868,000
      Business development                              499,000            313,000          1,446,000          1,026,000
      Research and development                          182,000                 --            594,000                 --
                                                    -----------        -----------        -----------        -----------
                                                      1,266,000            973,000          3,896,000          2,894,000
                                                    -----------        -----------        -----------        -----------
Income (loss) from operations                          (112,000)          (126,000)          (450,000)          (208,000)

Other income, net                                        33,000             35,000             88,000             96,000
                                                    -----------        -----------        -----------        -----------
Loss before income taxes                                (79,000)           (91,000)          (362,000)          (112,000)
Income (taxes) benefits                                   --                 --                 --               117,000
                                                    -----------        -----------        -----------        -----------
Net loss before minority interest                       (79,000)       $   (91,000)          (362,000)             5,000
Minority interest                                        34,000            (12,000)            23,000            (12,000)
                                                    -----------        -----------        -----------        -----------
Net loss                                            $   (45,000)       $  (103,000)       $  (339,000)       $    (7,000)
                                                    ===========        ===========        ===========        ===========

Net income (loss) per common share - basic
      and diluted                                   ($     0.01)       ($     0.03)       $     (0.11)       $      0.00
                                                    ===========        ===========        ===========        ===========



Weighted average number of common
      shares outstanding:
         Basic                                        3,153,000          3,143,000          3,153,000          3,143,000
                                                    ===========        ===========        ===========        ===========



See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                     Nine-Month Period Ended
                                                                           September 30
                                                              ------------------------------------
                                                                   2001                    2000
                                                              ------------------------------------
OPERATING ACTIVITIES:
         Net income                                           $  (339,000)             $    (7,000)
         Adjustments to reconcile net income to
             net cash provided by operating activities            (95,000)                 559,000
         Minority interest                                        (23,000)                  12,000
                                                              -----------              -----------
         Net cash provided by operating activities               (457,000)                 564,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                      (154,000)                (175,000)
         Other                                                      --                     (28,000)
         Capitalized software development costs                     --                    (434,000)
                                                              -----------              -----------
         Net cash used in investing activities                   (154,000)                (637,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock option                    28,000                  688,000
         Dividends paid by Flow Traffic                           (50,000)                   --
                                                              -----------              -----------
         Net cash provided by financing activities                (22,000)                 688,000

Increase (decrease) in cash and cash equivalents                 (633,000)                 615,000

Cash and cash equivalents, beginning of period                  1,780,000                1,319,000
                                                              -----------              -----------
Cash and cash equivalents, end of period                      $ 1,147,000              $ 1,934,000
                                                              ===========              ===========



See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              RESULTS OF OPERATIONS
            (Three- and Nine-Month Periods Ended September 30, 2001)

Revenues for the third quarter of 2001 were $1,635,000, an increase of 9% from $1,495,000 for the same period a year ago, while revenues for the nine-month period ended September 30, 2001 were $4,612,000, an increase of 12% from $4,123,000 a year ago. The increase in revenues for these periods was due primarily to the increase in royalty revenue from Econolite. Unit sales increased 282% for the third quarter and have increased 219% for the nine-month period ended September 30, 2001 compared to the same periods a year ago. Revenues from direct sales and from royalties for the third quarter of 2001 decreased 25% and increased 69%, respectively, compared to the third quarter of 2000. Revenues from direct sales and from royalties for the nine-month period ended September 30, 2001 decreased 24% and increased 49%, respectively, compared to the same period in fiscal 2000. Our 2000 sales were higher than 2001 sales due to a large order from Korea that we received and processed in the third quarter of 2000. The increase in royalties is due to Econolite's success in selling the new Solo Pro, (TM) with unit sales of 1,057 for the first nine months of 2001 compared to sales of 173 units of the Solo product in the same period of 2000.

Gross profit was $1,154,000 in the third quarter of 2001, or 71% of revenue, compared to $847,000, or 57% of revenue, for the same period a year ago. Gross profit for the nine-month period ended September 30, 2001 was $3,446,000, or 75% of revenue, compared to $2,686,000, or 65% of revenue, for the same period a year ago. Margins increased primarily due to a greater portion of revenues coming from royalties versus product sales, as royalties have a higher gross profit margin than do product sales.

General and administrative expenses were $585,000 and $1,856,000, respectively, for the three- and nine-month periods ended September 30, 2001, compared to $660,000 and $1,868,000, respectively, for the same periods a year ago. The decrease is a result of cost-cutting measures started in the second quarter of 2001.

Business development expenses were $499,000 and $1,446,000, respectively, for the three- and nine-month periods ended September 30, 2001, compared to $313,000 and $1,026,000, respectively, for the same periods a year ago. The increase primarily is due to the Company's continuing development of the Wireless Technology sales, marketing, and distribution infrastructure.

Research and development expenses were $182,000 and $594,000, respectively, for the three- and nine-month periods ended September 30, 2001, compared to none for the same periods a year ago. The increase is due to the fact that all development efforts in the first nine months of 2000 were directed toward software development for the new Autoscope Solo Release 3, a new comserver and the next-generation Autoscope Solo Pro, with associated costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

Loss from operations was $112,000 and $450,000, respectively, for the three- and nine-month periods ended September 30, 2001, compared to $126,000 and $208,000, respectively, for the same periods a year ago. The decrease in operating losses for the third quarter was due primarily to the 69% increase in royalty revenues, which was offset somewhat by increased business development expenses. The increase in operating loss for the nine-month period is primarily due to the increased business development expenses discussed above.

Other income, net, was $33,000 and $88,000, respectively, for the three- and nine-month periods ended September 30, 2001, compared to $35,000 and $96,000, respectively, for the same periods a year ago. The decrease resulted primarily from lower interest income because of lower cash balances and yield on our short-term investment.

The Company recognized no income tax benefit in 2001, versus a $117,000 benefit in the first quarter of 2000. Management believes it is more likely than not that the net deferred tax asset will be realized over the next three years.

The Company has net operating loss carryforwards for income tax purposes of approximately $1,488,000 and research and development tax credits of $245,000 that expire in the years 2007 through 2019. The Company incurred losses in the first, second and third quarters of 2001 and, therefore, has not accrued any taxes.

Liquidity and Capital Resources

Cash used by operating activities was $457,000 for the nine-month period ended September 30, 2001, compared to cash provided by operations of $564,000 for the same period in 2000. The reduced cash flow from operations in the first nine months of 2001 was primarily due to increases in both accounts receivable and inventory, as compared to the same period in 2000.

Capital expenditures were $154,000 for the first nine months of 2001, compared to $175,000 for the same period in 2000. The Company does not expect to make significant changes to the level of investments in capital expenditures for the balance of 2001. The Company did not capitalize software development costs in the first nine months of 2001, whereas $434,000 of software development was capitalized in the first nine months of 2000.

Management believes that the Company's cash and investment position, anticipated cash flows from operations, and funds available through our bank line of credit will be sufficient to meet working capital requirements for current operations and planned new product introductions for the foreseeable future.

                           PART II: OTHER INFORMATION


Item 5.  Other Information

The Company entered into a cross-license agreement with Detector Electronics Corporation on July 20, 2001. Under the agreement, ISS will sell our Solo Pro(TM) platform to Detector Electronics to enable Detector to add video-based flame detection software to its flame detection product line, and ISS will license from Detector Electronics its flame detection software. We intend to use the flame detection software to create a combined traffic and flame detection product based upon Solo Pro(TM) that will allow us to be much more competitive in roadway and railway tunnel applications. The cross-license agreement is filed as an exhibit to this Form 10-QSB.

In February 1999, the Company acquired a 60% interest, consisting of six shares, in Max Resources Limited for an aggregate purchase price of $200,000. Max Resources Limited subsequently changed its name to Flow Traffic Limited. The Company transacts its Asian operations through Flow Traffic. In connection with this acquisition, the Company entered into a shareholder agreement with the two minority shareholders of Flow Traffic, each of whom holds two shares of Flow Traffic. The shareholder agreement includes a put/call provision allowing the minority shareholders to put their shares to the Company or the Company to call the shares held by the minority shareholders. Under the terms of the agreement, the purchase price to be paid by the Company upon the put or call of the shares varies depending on when the put or call is exercised. If the minority shareholders were to exercise the put provision during calendar year 2001, the purchase price would be the lesser of $100,000 per share or the "formula price" per share (as described below). If the Company were to exercise the call provision in calendar year 2001, the purchase price would be the higher of $100,000 per share or the formula price per share. If the put or call right is exercised any time after January 1, 2002, then the price per share will be the formula price, up to half of which could be paid in shares of Company common stock. The formula price per share will be equal to the share's proportionate interest in the value of Flow Traffic, which value shall equal:

         1. the average annual sales of Flow Traffic over a three-year period, multiplied by 150% and then divided by 2, plus

         2. the average annual profits of Flow Traffic before taxes over a three-year period, multiplied by 10, and then divided by 2. For purposes of this provision, annual profit shall not have a value of less than zero.

In each instance, the three-year averaging period will include the two years immediately preceding the valuation date, plus the year in which the put or call is exercised. Under the terms of the agreement, the formula price will be payable in two installments, with 50% of the aggregate price payable within 10 days after the put or call is exercised, and the remaining 50% payable within 10 days after completion of an audit of Flow Traffic's results for the calendar year in which the put or call is exercised.

The subscription and shareholder agreements are filed as exhibits to this Form 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2001:

         Exhibit
         Number    Description
         -------   -----------

         10.1 Definitive Agreement with Detector Electronics Corporation dated July 20, 2001.

         10.2 Subscription Agreement among the Company, Flow Traffic Limited (f/k/a Max Resources Limited), Berkeley Development Limited and M.J. Billow, dated February 1, 1999.

         10.3 Shareholders' Agreement among the Company, Berkeley Development Limited, M.J. Billow, Grove Place Limited, A.H. Gould and Flow Traffic Limited (f/k/a Max Resources Limited), dated February 1, 1999.

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


                                  Image Sensing Systems, Inc.
                                  --------------------------------------------
                                  (Registrant)


Dated:  November 14,  2001                   /s/ William L. Russell
                                  --------------------------------------------
                                  William L. Russell
                                  Chairman and Chief Executive Officer
                                  (principal executive officer)


Dated:   November 14,  2001                  /s/ Jeffrey F. Martin
                                  --------------------------------------------
                                  Jeffrey F. Martin
                                  Chief Financial Officer
                                  (principal financial and accounting officer)