Form 10KSB40
period 2001-12-31
IMAGE SENSING SYSTEMS INC
filed 2002-04-01
CIK 943034

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to __________

                         Commission file number 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

                  MINNESOTA                             41-1519168
                  ---------                             ----------
       State or other jurisdiction of         IRS Employer Identification No.
        incorporation of organization

           500 SPRUCE TREE CENTRE
           1600 UNIVERSITY AVE. W.
             ST. PAUL, MN 55104                       (651) 603-7700
            --------------------                      --------------
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

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB. [X]

         The registrant's revenues for the fiscal year ended December 31, 2001 totaled $6,682,000.

         Based on the closing bid price at March 12, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $6,305,554.

         The number of shares outstanding of the registrant's $.01 par value common stock, as of March 12, 2002, was 3,152,777 shares.

         Transitional Small Business Issuer Format: [ ] Yes [X] No

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our May 16, 2002 annual meeting of shareholders, which will be filed on or prior to April 30, 2002, are incorporated by reference into Part III of this Form 10-KSB.

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "intends," "plans," "estimates" or "anticipates" or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause these differences include, but are not limited to:

         -   lack of market acceptance of our products;

         - dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed;

         -   inability to diversify our product offerings;

         - revenue fluctuations caused by our dependence on sales to governmental entities;

         - failure to secure adequate protection for our intellectual property rights;

         - failure to respond to evolving industry standards and technological changes;

         - inability to properly manage a growth in revenue and/or production requirements;

         -   inability to meet our future additional capital requirements; and

         -   control of our voting stock by insiders.

We caution that the forward-looking statements made in this report or in other announcements made by Image Sensing Systems are further qualified by the factors set forth in Exhibit 99 to this Annual Report on Form 10-KSB, under the caption "Cautionary Statement."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Image Sensing Systems develops and markets video image processing products for implementation in advanced traffic management systems, freeway incident detection and traffic data collection. Video image processing, also known as machine vision or artificial vision, is a technology that captures and analyzes video images through the use of sophisticated algorithms and computer software combined with special purpose hardware. Combining this technology with commercially available computer hardware and video cameras, we created our core product, the Autoscope(R) Wide Area Video Vehicle Detection System. The Autoscope system converts video images of a traffic scene into digitized traffic data that may be transmitted to local or remote locations for real-time traffic management or stored for later analysis. The Autoscope system is modular, flexible, and expandable and has a variety of applications in intersection control, freeway traffic management, and traffic data collection. The system can be used by traffic managers for traffic control, management, planning, research, and other applications and ultimately can help reduce traffic congestion, improve roadway planning, and increase cost efficiencies in traffic management and control.

         The original Autoscope system was first marketed and sold commercially in 1991. Since that time, we have developed a number of Autoscope products, including the Autoscope 2004, the Autoscope Solo(R), the Autoscope Solo Pro(TM) and the Autoscope Image Sensor Camera (AIS). The Autoscope 2004 system, introduced in 1991, generally consists of one to four video cameras, a flexible modular microprocessor with specialized software and circuitry, and a supervisor computer with a video monitor, keyboard, and mouse. The Autoscope Solo system, introduced in 1998, is a one-camera version of the Autoscope 2004. The Autoscope Solo Pro, introduced in 2000, upgraded the Autoscope Solo by including a zoom lens and producing a color video image. The new AIS is our stand-alone camera that takes advantage of the zoom lens and color video image. It can be used with our Autoscope 2004 and integrated with competitor products. A Microsoft Windows(R)-based graphical user interface enables standard video cameras to work with our Autoscope products.

         In addition to the Autoscope family of products, in the past we also have marketed and sold a suite of products that provide wireless transmission of video and digital data, as well as the Mobile Blocker(TM) cellular telephone and pager jamming device. We have decided to exit this business generally because we have not seen satisfactory returns; in addition, the effort has been dilutitive from our core Autoscope business. Consequently, we intend to discontinue the Mobile Blocker and non-traffic related wireless business in 2002 and focus on our core business of developing and marketing video imaging technology applications to address traffic and other transportation problems. We do however, intend to continue to market a wireless transmission system for video and data that is applicable to the transportation industry and is a value-added product to our core Autoscope business.

         Image Sensing Systems was incorporated in Minnesota in 1984.

The Autoscope System

         Automated vehicle detection for traffic management traditionally has been performed with inductive wire loops buried in the pavement. However, embedded loop detectors are difficult to install and maintain, are destructive to road surfaces, and are not capable of wide-area vehicle detection without the use of many loops. The Autoscope system is easier to install and maintain than embedded loop detectors, is non-destructive to road surfaces, and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. We believe that the Autoscope system's range of applications and its ability to support new applications for advanced technology solutions to traffic management problems make it superior to loop detectors and most other commercially available vehicle detection systems.

         The Autoscope system permits users to draw detection zones on a video screen displaying the traffic scene and to derive traffic data from the portion of the image specified by the detection zones displayed on the screen. The system analyzes virtual detection zones that appear only on the video screen, not on the roadway. Each detection zone represents an area in the field of view of the camera that the system user wishes to analyze for determining the presence of vehicles or extracting other pertinent traffic data. More than 100 detection zones can be programmed into multi-camera systems. The system user determines the detection zones by drawing them on a video monitor with a mouse. Different types of detection zones can be selected and may be placed anywhere in any orientation within the field of view of the cameras using the system's unique interactive graphics. The detection zones can be changed easily by using the mouse to resize, reshape, or relocate the detection zones on the video monitor.

         Once a detection configuration has been created, the supervisor computer system can display the detection zones on its own video monitor, together with the live video image, to monitor the system in operation. When a vehicle is under the detection zone, the detection zone changes in color or intensity, thereby providing visual verification of correct system operation. Measured traffic data may be displayed on the video monitor of the supervisor computer in numeric format. The traffic data may be transmitted to another host computer via modem and dial-up telephone lines, private cable, fiber optic network, direct cable connection, or various other wireless communications equipment. Vehicle detection output also can be routed to intersection signal controllers. A detection signal is generated each time a vehicle crosses one of the virtual detection zones, thus enabling the system to accumulate measured traffic data in user-selected categories, such as volume, average speed, time occupancy (percent of time the detection zone is occupied), headways (time interval between vehicles), flow rate (vehicles per hour per lane), and vehicle length. Information from the system can be processed in real time or stored for later analysis.

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

         In 1998 we obtained Conformite Europeenne (CE) Mark approval for our Autoscope technology. The CE Mark is a worldwide standard for safety and quality assurance.

Product Applications and New Product Development

         The Autoscope system currently is used primarily for intersections, freeways, tunnels, and traffic count stations. We also are continuously exploring new uses for the Autoscope system.

         Intersection Applications. Installed at an intersection, the Autoscope system can be programmed to provide signal controllers with data including vehicle presence, traffic volume, time occupancy (percent of time the detection zone is occupied), vehicle speed, turning movements, queue lengths, stopped vehicles, vehicle direction, and vehicle length. This information can help signal controllers to control the flow of traffic at the intersection or provide alarms at centralized traffic control centers. For example, the Autoscope system can determine that a queue has developed at a stoplight and route that information to the intersection controller so that the signal times can be adjusted appropriately or a left turn signal phase can be engaged if a line develops at the left turn lane. In addition, the Autoscope system can be programmed so that selected detection zones detect cars moving in only one direction. This capability can be used to prevent undesired detections, such as a left-turning vehicle that has turned too sharply and is momentarily driving in the wrong lane. This capability also can be used to detect cars going the wrong way on a one-way street or the wrong way on a freeway exit ramp. The majority of all commercially installed Autoscope systems currently are being used for intersection control applications.

         Freeway and Tunnel Applications. Typical freeway traffic and tunnel information provided by the Autoscope system includes traffic volumes, time occupancy, vehicle speeds, and vehicle counts of five different vehicle classes based on length. The system also can be programmed to signal an alarm if it detects stopped vehicles or the sudden onset of congestion in a detection zone indicating a traffic incident on the freeway or in the tunnel. By placing a video camera next to a freeway on-ramp, the Autoscope system detects traffic movement on the on-ramp or in the merging area onto the freeway. The resulting data can be used to prevent a queue from developing on a side street, to control on-ramp traffic signals, or to determine the capacity of a merge area for planning and control purposes.

         Traffic Information Gathering and Analysis. Traffic planners use traffic data collected by the Autoscope system at intersections and on freeways and other roadways to design roadway changes, define signal timing plans, approve commercial development plans, and define the environmental impact of traffic congestion. The Autoscope system has been deployed in temporary or semi-permanent configurations as a portable detection system during road repairs, construction, or resurfacing and for special studies, such as traffic data collection by a planning department, a traffic consultant, or a university. The Autoscope system captures vast amounts of traffic data in its own memory or on a hard disk of the supervisor computer for later off-line graphing and analysis. Further flexibility is gained with the ability to videotape a section of roadway with a portable video camera and measure the traffic data off-line with the Autoscope microprocessor.

         Applications Under Development. In May 2001 we entered into an agreement with Detector Electronics Corporation (also known as Det-Tronics), an international supplier of fire and gas detection products, to develop an integrated vehicular traffic and fire detection system to add to our Autoscope product line. With Det-Tronics we currently are testing and reviewing performance issues related to the fire detection aspects of the system. Once we are satisfied with product performance we intend to seek regulatory approvals so that we can commence domestic and international sales of the product.

         Ongoing Research and Development. We engage in ongoing research and development to reduce manufacturing costs, develop less expensive system configurations, and improve product quality. We also engage in research and development to broaden current applications for the Autoscope system and to develop new products and product enhancements. The amount of our research and development cost varies depending on the allocation of engineering resources to outside projects and product support. As of March 1, 2002, 10 individuals, six of whom hold advanced degrees, are involved in research and development. We incurred $961,000 in research and development costs in 2001, and $615,000 research and development costs in 2000. In 2000 all of our research and development costs were related to software development costs for the development of the Autoscope Solo, Solo Pro and Comserver products, and were capitalized. We did not capitalize any software development costs in 2001. We expect our research and development costs in 2002 to be comparable to our research and development costs in 2001. In 2002 we will be working primarily on new applications and enhanced support for our existing products, including developing a replacement product for our four camera Autoscope 2004 system and releasing the new Solo Pro NC system that offers video processing remote from the camera sensor.

Customers

         Our customers primarily consist of federal, state, city, and county departments of transportation; road commissions; and port, turnpike, tunnel, and other transportation authorities. We market and sell our products to customers both inside and outside the United States. The decision-makers within these government entities typically are traffic planners and government engineers, who in turn often rely on consulting firms that perform planning and feasibility studies for the government entities. Our products sometimes also are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

Manufacturing, Marketing, and Distribution

         Our products are manufactured in the United States pursuant to long-term production agreements with three companies: Econolite Control Products, Inc., the Electronic Division of Cohu, Inc., and Wireless Technology, Inc. The production agreements are described in more detail below. We have granted Econolite an exclusive right to market the Autoscope system in North America and the Caribbean. We market our products outside of North America through our wholly owned Asian subsidiary, Flow Traffic Ltd., and through agreements with 31 distributors covering countries in Europe, the Middle East, and South America. Under the distributor agreements, each distributor agrees to use its best efforts to market and sell the Autoscope system and to purchase one Autoscope demonstration system for use in its marketing efforts. Our Vice President for International Business is responsible for the operations of Flow Traffic Ltd. and for the business development activities of expanding the distribution network in Europe and Latin America. To date, we have installed Autoscope systems in more than 40 countries around the world, including a large number of U.S. sites. We intend to continue to increase our marketing efforts in foreign countries.

         Econolite Control Products, Inc. Econolite manufactures and markets the Autoscope system in North America and the Caribbean pursuant to a manufacturing, distribution, and technology license agreement. Pursuant to that agreement, we have appointed Econolite as our licensee to make, have made, use, license, distribute and sell the Autoscope system and related technology in North America and the Caribbean. Econolite has agreed to use its best efforts to promote the sale of the Autoscope system in this territory and not to distribute products that compete with the Autoscope system. Econolite pays us a royalty on revenue derived by Econolite from sales of the Autoscope system. Econolite has more than 65 years of experience in the traditional traffic intersection control industry and is certified as to ISO 9002 standards in its manufacture of machine vision products for the transportation management industry.

         We may terminate our agreement with Econolite if a minimum annual sales level is not met. The initial term of the agreement was 15 years, ending in 2007, automatically renewable thereafter for additional one-year periods unless terminated by either party on 60 days' notice prior to the end of the initial term or any extension term. At a board meeting on October 4, 2001, our board approved a five-year extension of our agreement with Econolite, extending its term to 2012.

         Econolite's license encompasses any knowledge, information, know-how, software, or devices relating to vehicle detection, whether patentable or not, that is or are licensed to us pursuant to our license agreement with the University of Minnesota (described under "Patents and Proprietary Rights" below) and any knowledge, information, know-how, software, or devices relating to vehicle detection owned or licensable by us. Econolite has a right of first refusal for extension of its license to include rights related to distribution of the Autoscope system in countries outside North America and the Caribbean. Econolite also currently manufactures, on a non-exclusive basis, the Autoscope systems sold outside its distribution territory.

         We support Econolite's marketing efforts in North America and the Caribbean through an integrated marketing communications program with Econolite. This program attempts to increase market awareness of our technology and our products by direct mailings of Autoscope brochures, manuals and videos to potential customers, also by joint planning and sharing of advertising and exhibition budgets.

         Econolite provides a two-year warranty on the current Autoscope system and must provide all service required under this warranty.

         Cohu, Inc. In July 1997 we entered into a production agreement with Econolite and the Electronic Division of Cohu, Inc. Under this agreement, Cohu manufactures and sells exclusively to us and Econolite as many units of the Autoscope Solo product as each of us may order from time to time, and each of us has agreed to purchase from Cohu all of our respective requirements for the Autoscope Solo product for sale to end users in our respective distribution territories until such time as Econolite and/or we have purchased 5,000 units in the aggregate. Econolite has agreed to continue thereafter to purchase all of its requirements for the Autoscope Solo product from Cohu, subject to Econolite's option to manufacture the Solo product and our right of termination. The agreement with Cohu does not require either us or Econolite to purchase a minimum number of units from Cohu on an annual basis. Under the agreement, we and Econolite granted Cohu a non-exclusive, non-transferable, non-assignable, royalty-free right and license to use such of our respective intellectual property as may be necessary to make, design, develop, assemble, manufacture, and repair the Autoscope Solo product solely for sale to us and Econolite. Cohu acquired no right, title, or interest in or to our intellectual property other than the foregoing limited license, nor does Cohu have the right or authority to sublicense all or any portion of either of our intellectual property.

         We may terminate the agreement with Cohu, with or without cause, upon 60 days' prior written notice. Cohu may terminate the agreement, with or without cause, upon 12 months' prior written notice. If we terminate the agreement with cause, Cohu must deliver to us all tooling specific to production of the Autoscope Solo product, and Cohu is not entitled to any further payment after termination. If we terminate the agreement without cause, we must purchase from Cohu all of its inventory, including raw materials, unique parts, work in process, and finished goods, for a purchase price equal to Cohu's cost, up to a maximum purchase price of $90,000.

         Cohu provides a two-year warranty to Econolite and us for the Autoscope Solo product it manufactures.
                                       6

         Wireless Technology, Inc. In 2000, we entered into a verbal production agreement with Econolite and Wireless Technology, Inc. (or "WTI"), which was formalized and signed by all parties in February 2002. Under the agreement, WTI manufactures and sells exclusively to us and Econolite as many units of the Solo Pro and Autoscope Image Sensor (or "AIS") camera products as each of us may order from time to time, and each of us has agreed to purchase from WTI all of our respective requirements for the Solo Pro and AIS camera products for sale to end users in our respective distribution territories. The agreement does not require either us or Econolite to purchase a minimum number of units from WTI. Under the agreement, we and Econolite granted WTI a non-exclusive, non-transferable, non-assignable, royalty-free right and license to use such of our respective intellectual property as may be necessary to make, design, develop, assemble, manufacture, and repair the Solo Pro and AIS camera products solely for sale to us and Econolite. WTI acquired no right, title, or interest in or to our intellectual property or the Econolite intellectual property other than the foregoing limited license, nor does WTI have the right or authority to sublicense all or any portion of our intellectual property.

         We may terminate the agreement with WTI, with or without cause, upon six months' prior written notice. WTI may terminate the agreement, with or without cause, upon 12 months' prior written notice. WTI is not entitled to any further payment after termination. If we terminate the agreement with cause, WTI must deliver to us all tooling specific to production of the Solo Pro and AIS camera products. If we terminate the WTI Agreement without cause, we must purchase all of WTI's inventory, including raw materials, unique parts, work in process, and finished goods, for a purchase price equal to WTI's cost plus 10%, up to a maximum purchase price of $100,000.

         WTI provides a two-year warranty to Econolite and us on the Solo Pro and AIS camera products it manufactures.

Product Liability Insurance

         Econolite currently maintains $15,000,000 of product liability insurance, and we maintain $2,000,000 of product liability insurance. In addition, Econolite has agreed to indemnify us and hold us harmless from and against any losses, damages, or expenses arising out of the products made or sold by Econolite pursuant to our manufacturing, distribution, and technology license agreement with Econolite.

Suppliers

         Some of the component hardware incorporated in the Autoscope products are standard computer hardware products that are available from multiple sources. Other parts, such as the Autoscope microprocessor and digitizer, are manufactured to our specifications by third-party vendors for integration into our products. To date, our current vendors of these components have met our quality and performance expectations. However, we believe alternative component vendors are available should the necessity arise. Nevertheless, shortages of parts or the need to change vendors could hinder Econolite's, Cohu's, and WTI's ability to manufacture our products, which could, in turn, decrease our revenues and harm our business.

Backlog

         Our backlog of unfulfilled firm orders from distributors was not material as of December 31, 2001 and was approximately $2,430,000 December 31, 2000. The 2000 backlog was attributable solely to an unfulfilled order for the Mobile Blocker product which was never confirmed. In 2002, we decided to exit certain markets for wireless products, including Mobile Blocker. Terms of agreements between distributors of our products and government contractors and other customers generally provide for cancellation or rescheduling of delivery in the case of backlogs. A backlog in our orders as of a particular date may not be a relevant factor in predicting our future revenue.

Intellectual Property

         The technology underlying the Autoscope system was initially developed by Dr. Panos Michalopoulos, one of our directors and a professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. Between 1985 and 1989, additional system developments were funded partially by the Minnesota Department of Transportation and the Federal Highway Administration. Dr. Michalopoulos has assigned all of his rights in the technology underlying the Autoscope system to us or to the University of Minnesota. The U.S. patent for aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The University of Minnesota has filed to perfect related patents in France, Germany, the United Kingdom, and Japan.

         We entered into a license agreement with the University of Minnesota in 1991. Under the agreement, we have been granted an exclusive, worldwide license, with a right to grant sublicenses, to make, have made, use, sell, and lease any product that incorporates knowledge, information, know-how, software, and devices, whether patentable or not, in the possession of the University of Minnesota and related to a video vehicle detection system developed by the University of Minnesota, solely or jointly with us, including certain improvements made to this technology. In exchange for our license, we pay to the University of Minnesota:

         - a royalty of 3% of the net sales of licensed products (as defined below);

         -   50% of all site license revenue; and

         -   10% of all of our sublicensing revenue.

For these purposes, the licensed products include any manufactured product that incorporates the technology or improvements covered by the license agreement. Site license revenue equals all revenue collected by us and specifically allocable to us for granting a license to use the licensed products at a specific location or by a specific user. Sublicensing revenue equals all revenue collected by us from parties to whom we grant sublicense rights to make or sell the licensed products. The University of Minnesota has retained a non-exclusive and non-transferable right to use the licensed technology for educational and research purposes. The license agreement terminates at the termination of the patent covering the technology. The University of Minnesota may terminate the License Agreement if the royalties are not paid, if there is a material breach of the agreement by us, or if we fail to use our best efforts to effect commercial sales of the licensed products. We have agreed to indemnify the University of Minnesota against all liabilities or losses arising from (1) the manufacture, use, lease, or sale of a licensed product by us or a sublicensee of us, (2) a third party's use of a licensed product purchased from us or a sublicensee of us, and (3) a third party's manufacture of a licensed product at our request.

         We have sublicensed some of our rights in the Autoscope technology to Econolite pursuant to the Econolite Agreement. See "Marketing and Manufacturing" above.

         Our technology is dependent upon the knowledge, experience, and skills of our key scientific and technical personnel. To protect our rights to our proprietary know-how and technology, we require all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to any third parties. These agreements also require disclosure and assignment to us of any discoveries and inventions made by employees and consultants while they are devoted to our business activities.

         We intend to actively protect our intellectual property assets and will actively seek, when appropriate, protection for owned or licensed products and proprietary information by means of United States and foreign patents, trademarks, and contractual arrangements. In addition, we rely upon trade secrets and contractual arrangements to protect some of our proprietary information. We have federally registered trademark rights to "Autoscope" and "Autoscope Solo."

Competition

         Competition in the area of advanced traffic management and surveillance is growing, due in part to increased federal funding of advanced technologies under the U.S. government's national Intelligent Transportation Systems initiative, which was formally endorsed by the U.S. Congress in 1991 and was strengthened in 1998 when Congress earmarked more than $10 billion of its transportation funding bill for mitigation of congestion, highway safety, transit, and other surface transportation projects for spending over the subsequent five years.

         We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Among the companies that are expected to provide direct competition to the Autoscope system are Traficon N.V., the Peek business unit of First Atlantic, Nestor, Inc., and Odetics, Inc. To our knowledge, Traficon, Odetics, and Peek have working installations of their machine vision systems in the United States and other parts of the world. However, these companies do not have as many installations as we have. To our knowledge, machine vision systems are also under development by Nestor. We are aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for the Autoscope system. Nevertheless, we believe that our products have undergone more extensive field-testing and are at a more advanced stage of development than any of our competitors' products.

         Other potential competitors include companies that have substantially more financial, technological, marketing, personnel, and research and development resources than we have. Our products will compete not only with conventional methods of vehicle detection and traffic control, such as embedded loop detectors, but also with new technologies that may be applied to urban traffic congestion problems. Various technologies have been used as traffic sensing devices in the past and will continue to be developed for application to traffic management. These technologies include embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics, and microwaves. We estimate that more than 95% of the detector systems currently in use in the United States are embedded loop detectors. Embedded loop detectors are relatively easy to manufacture, are currently manufactured by numerous companies throughout the world, and require lower initial capital commitment than the Autoscope system.

Employees

         As of March 1, 2002, we had 29 full-time employees, 11 of whom are employed by Flow Traffic Ltd. Of our U.S. employees, 10 are involved in research and development, two provide product and customer support, one is engaged in sales and marketing, and five are involved in management, administration, finance, and human resources. None of our employees is represented by a union. We believe our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

         Image Sensing Systems currently leases approximately 10,000 square feet of office space in St. Paul, Minnesota, pursuant to an operating lease that expires in November 2002, with options to renew through November 2004. The lease provides for monthly payments of $13,230 and we are responsible for our proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $153,400 in 2001 and $145,000 in 2000. At December 31, 2001, future minimum annual lease payments are $134,000.

         We believe that our current space exceeds our future needs and intend to negotiate a new lease during 2002 for approximately 7,000 square feet of office space, in the same building at approximately the same lease cost per square foot.

         Flow Traffic Ltd. leases office space in Hong Kong, China and Thailand. Aggregate lease payments under theses leases are $84,000 in 2002 and $25,600 in total non-cancelable lease payments in 2003 through 2006. We believe these facilities will be sufficient for Flow Traffic's current and foreseeable future needs.

         We do not otherwise invest in real estate in any manner.

ITEM 3. LEGAL PROCEEDINGS

         During 2001, we were not involved in any legal proceedings, and we currently are not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the calendar year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

         Our common stock is traded on the Nasdaq Small Cap Market under the symbol "ISNS." The quarterly high and low sales prices for our common stock for our last two fiscal years are set forth below.

                                                    FY 2001                       FY 2000
                                           ---------------------------    -------------------------
                            QUARTER            HIGH          LOW             HIGH          LOW
                         --------------    ---------------------------    -------------------------
                         First               $4.19         $2.88            $9.44        $3.63
                         Second               4.60          1.99            11.50         5.75
                         Third                2.82          1.47             5.97         4.25
                         Fourth               3.25          1.76             5.98         3.63


Shareholders

         As of March 12, 2002, there were 27 holders of record of our common stock and approximately 650 beneficial holders of our common stock.

Dividends

         We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, deferred tax valuation allowance, business combination and accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

         The following table sets forth, for the periods indicated, certain statements of operational data as a percent of revenue:

                                                                         Year Ended December 31
                                                                         2001                2000
                                                                         ----                ----
         Product sales                                                   36.1  %             53.2  %
         Royalties                                                       60.0                44.5
         Consulting services                                              3.9                 2.3
                                                                     ----------------------------
         Total revenue                                                  100.0               100.0
         Cost of revenue                                                 31.1                38.5
                                                                     ----------------------------
         Gross profit                                                    68.9                61.5
         Selling, marketing and product support                          33.4                26.7
         General and administrative                                      30.0                38.2
         Research and development                                        14.4                 0.0
                                                                     ----------------------------
         Loss from operations                                           (8.9)               (3.4)
         Net loss                                                       (6.8)                (.8)

         Product sales for 2001 decreased to $2,410,000 compared to $3,210,000 in 2000. The decrease was due primarily to lower sales in Asia ($1,866,000 in 2001 compared to $2,643,000 in 2000). The difference is attributable to large orders from Korea and Hong Kong in 2000 with a value of approximately $1,300,000. Royalty income increased to $4,010,000 in 2001, compared to $2,684,000 in 2000. The increase in royalty income in 2001 resulted primarily from the introduction of the AutoScope Solo Pro(TM), which is more cost effective than the prior version of the Solo product. Revenue from consulting services increased to $262,000 in 2001 from $142,000 in 2000. The majority of consulting income came from our contract with Oakland County in Michigan.

         Gross profits were $4,601,000, or 68.9% of revenue, in 2001, compared to $3,711,000, or 61.5% of revenue, in 2000. The gross profit was 74.4% before the write-off of Mobile Blocker inventory and write down of old style Solo inventory. This inventory adjustment total was $368,000. The increase in our gross profit margin percentage was due primarily to greater royalty revenue from Econolite as a percent of total revenues. We expect the revenue mix to be comparable to 2001 levels in 2002.

         Selling, marketing, and product support expenses were $2,229,000, or 33.4% of revenue, in 2001, compared to $1,609,000, or 26.7% of revenue, in 2000. The increase resulted primarily from increased spending for sales and marketing personnel and other business development costs related to our international business, and the development of the business infrastructure for the sales and marketing of our suite of wireless products, including the Mobile Blocker product. We expect selling, marketing and product expenses to decrease in 2002 based on the fact that we are returning primary focus to our core business.

         General and administrative expenses were $2,006,000, or 30.0% of revenue, in 2001, compared to $2,305,000, or 38.2% of revenue, in 2000. The decrease was due primarily to cost cutting in 2001, eliminating two part-time positions, cutting back in travel, dues, and quarterly shareholder mailings along with the absence in 2001 of the incremental expense we incurred in 2000 related to our stock dividend and fees related to the issuance of additional shares in connection with the dividend.

         The research and development expenses and capitalized software development costs totaled $961,000 in 2001 compared to $615,000 in 2000. The increase resulted primarily from the fact that we focused on the development of enhancements to existing products in 2001, and additionally on the development work on Flame Detection. We also added two engineers in January 2001, which increased our research and development cost. In early 2002 we laid off five engineers and believe our development expense for 2002 will be closer to the levels in 2000.

         Net loss was $455,000 (Image Sensing Systems loss of $416,000 and loss from Flow Traffic of $39,000), or 6.8% of revenue, in 2001, compared to a loss of $50,000 (Image Sensing Systems loss of $242,000 and income from Flow Traffic of $192,000), or 0.8% of revenue, in 2000. There was an $87,000 domestic tax benefit in 2000 that mitigated 2000 losses. There was no tax provision in 2001. The primary difference in the 2001 loss as compared to 2000 is the write off of $370,000 of inventory, $325,000 of which is attributable to the Mobile Blocker product. We took the write off in connection with our decision to cease our efforts to enter the Mobile Blocker and non-traffic related wireless business.

Liquidity and Capital Resources

         At December 31, 2001, we had $1,200,000 in cash and cash equivalents, compared to $1,780,000 at December 31, 2000. We had working capital of $2,175,000, and a ratio of current assets to current liabilities of 2.9 to 1 at December 31, 2001, compared to $2,395,000 and 3.6 to 1, respectively, at the end of 2000. We believe that our decision to exit unprofitable business, related staff reductions and reduced business development expenses will have a positive impact on our liquidity in 2002.

         Net cash provided by operating activities was $374,000 in 2001, compared to $563,000 in 2000. The decrease in 2001 was due primarily to an increase in accounts receivable, which was attributable to the increased royalty income from Econolite. We anticipate 2002 accounts receivable to be similar to 2001 levels, and cash from operating activity to increase, for the same reasons we expect liquidity to increase in 2002, as described above.

         In 2001 we received cash of approximately $28,000 in connection with the exercise of stock options and warrants.

         We believe that cash and cash equivalents on hand at December 31, 2001, along with an available $500,000 revolving line of credit with a bank and savings from recent restructuring, will satisfy our projected working capital needs, investing activities, and other cash requirements through 2002. Current availability on our line of credit is $50,000 with the balance used to secure the letter of credit issued to our Flow Traffic minority shareholders (see Recent Developments).

Recent Developments

         On January 7, 2002 we purchased all of the shares then held by the minority shareholders of our subsidiary Flow Traffic Ltd., making Flow Traffic our wholly owned subsidiary. The purchase was made in accordance with the Shares Sale and Purchase Agreement dated November 28, 2001, as amended on December 31, 2001, among Image Sensing Systems and the minority shareholders of Flow Traffic. The minority shareholders then included Johan Billow and Grove Place Limited (a consulting company), affiliated with Anthony H. Gould. Subsequently, in February 2002, Anthony Gould and Johan Billow were elected to our Board of Directors, Anthony Gould was appointed as our President and Chief Executive Officer and Johan Billow was appointed as our Vice President for International Business. The agreement is filed as an exhibit to this Form 10-KSB. Prior to this purchase, we owned six shares of Flow Traffic, and the minority shareholders collectively owned four shares of Flow Traffic.

         We agreed to pay the following amounts to the minority shareholders as consideration for their shares:

         -   Cash payments at the time of purchase totaling $250,000.

         - Additional payments totaling $450,000, payable at any time between April 1, 2003 and April 30, 2003 upon the request of the minority shareholders, which payments are secured by letters of credit drawn in favor of the minority shareholders and expiring on April 30, 2003.

         - Non-interest bearing notes, maturing on January 7, 2007, in the aggregate principal amount of $250,000, and convertible into an aggregate of 100,000 shares of our common stock. The holders may demand payment for their notes at any time after April 1, 2003. The notes may be prepaid by us at any time during calendar year 2002 for their aggregate principal amount of $250,000 and without penalty or additional fees, or may be prepaid by us at any time after April 1, 2003, for the aggregate principal amount of $250,000 plus additional payments totaling $50,000. If not converted or paid by January 7, 2007, each note will be redeemed by us on that date for its principal amount. Each note also provides that if the note is converted into shares of our common stock, we will register such shares with the Securities and Exchange Commission, if so requested by the holder.

         In addition to the foregoing consideration, if Flow Traffic achieves an audited net profit before tax of HK$1,418,000 (approximately US$181,795) or greater for fiscal year 2002, we will make an additional cash payment totaling $100,000 to the minority shareholders, payable within 10 days after completion of Flow Traffic's annual audit.

         In the first quarter of 2002 we laid off seven full-time employees. Of the seven employees, five were in engineering and two were in sales and marketing. Additionally in the first quarter of 2002, William L. Russell, our Chairman, President and Chief Executive Officer, left Image Sensing Systems to pursue other interests. Mr. Russell was replaced as President and Chief Executive Officer by Anthony H. Gould, then serving as Managing Director of our subsidiary Flow Traffic Ltd. We will incur $277,000 in severance expense in the first quarter of 2002.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           IMAGE SENSING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                            December 31
                                                                              ----------------------------------------
ASSETS                                                                                2001                2000
                                                                              ----------------------------------------
Current assets:
  Cash and cash equivalents                                                             $1,200,000         $1,780,000

Accounts receivable, net of allowance for returns and doubtful accounts of
$41,000 in 2001 & $43,000 in 2000                                                        1,589,000            943,000
   Inventories                                                                             341,000            370,000
   Prepaid expenses                                                                         88,000            117,000
   Deferred income taxes                                                                    92,000             92,000
                                                                              ----------------------------------------
Total current assets                                                                     3,310,000          3,302,000

Property and equipment:
   Furniture and fixtures                                                                  181,000            210,000
   Leasehold improvements                                                                  107,000            104,000
   Equipment                                                                             1,444,000          1,234,000
                                                                              ----------------------------------------
                                                                                         1,732,000          1,548,000
   Accumulated depreciation                                                             (1,381,000)        (1,165,000)
                                                                              ----------------------------------------
                                                                                           351,000            383,000

Deferred income taxes                                                                       34,000             34,000
Goodwill, net of accumulated amortization of $13,000 in 2001 & $9,000 in
2000                                                                                        77,000             81,000
Other Assets                                                                                37,000             29,000
Capitalized software development costs, net of accumulated amortization of
$607,000 in 2001 ($349,000 in 2000)                                                      1,195,000          1,453,000
                                                                              ----------------------------------------
TOTAL ASSETS                                                                            $5,004,000         $5,282,000
                                                                              ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                                    $720,000           $433,000
      Accrued compensation                                                                 374,000            365,000
      Deferred revenue                                                                      40,000            109,000
                                                                              ----------------------------------------
Total current liabilities                                                                1,134,000            907,000

Minority Interest                                                                           56,000            134,000

Shareholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 2,000,000
      Issued and outstanding - none
   Common stock, $.01 par value:
      Authorized shares - 5,000,000
      Issued and outstanding - 3,153,000 in 2001 & 3,143,000 in 2000                        32,000             32,000
   Additional paid-in capital                                                            4,600,000          4,572,000
   Retained earnings (deficit)                                                            (818,000)          (363,000)
                                                                              ----------------------------------------
Total shareholders' equity                                                               3,814,000          4,241,000
                                                                              ----------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $  5,004,000       $  5,282,000
                                                                              ========================================


                           IMAGE SENSING SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                          Year ended December 31
                                                                                          2001                2000
                                                                                ---------------------------------------
Revenue:
   Product sales                                                                        $2,410,000          $3,210,000
   Royalties                                                                             4,010,000           2,684,000
   Consulting services                                                                     262,000             142,000
                                                                                ---------------------------------------
                                                                                         6,682,000           6,036,000
Cost of revenue:
   Product sales (see Note 2)                                                            1,613,000           1,936,000
   Royalties                                                                               285,000             271,000
   Consulting services                                                                     183,000             118,000
                                                                                ---------------------------------------
                                                                                         2,081,000           2,325,000
                                                                                ---------------------------------------
Gross profit                                                                             4,601,000           3,711,000

Operating expenses:
   Selling, marketing and product support                                                2,230,000           1,609,000
   General and administrative                                                            2,006,000           2,305,000
   Research and development                                                                961,000                  --
                                                                                ---------------------------------------
                                                                                         5,197,000           3,914,000
                                                                                ---------------------------------------
Loss from operations                                                                      (596,000)           (203,000)


Interest income                                                                            115,000             120,000
                                                                                ---------------------------------------
Loss before income taxes                                                                  (481,000)            (83,000)
Income taxes (benefit)                                                                       2,000             (87,000)
                                                                                ---------------------------------------
Income/(loss) before minority interest                                                    (483,000)              4,000
Minority interest                                                                           28,000             (54,000)
                                                                                ---------------------------------------
Net loss                                                                                 $(455,000)           $(50,000)
                                                                                =======================================

Net loss per common share--basic and diluted                                                $(0.14)             $(0.02)
                                                                                =======================================
Weighted average number of common shares outstanding                                     3,147,567           3,142,837
                                                                                =======================================

See accompanying notes.

                          IMAGE SENSING SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                         Year ended December 31
                                                                                         2001                2000
                                                                                --------------------------------------
Operating activities:
Net loss                                                                                $(455,000)           $(50,000)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                           216,000             238,000
   Amortization                                                                           262,000             181,000
   Minority interest in subsidiary's earnings                                             (28,000)             54,000
   Changes in operating assets and liabilities:
   Receivables                                                                           (646,000)            485,000
   Inventories                                                                             29,000            (286,000)
   Deferred income taxes                                                                        -            (117,000)
   Prepaid expenses                                                                        21,000             (89,000)
   Accounts payable                                                                       287,000               4,000
   Accrued compensation                                                                     9,000              87,000
   Deferred revenue                                                                       (69,000)             56,000
                                                                                --------------------------------------
Net cash (used in) provided by operating activities                                      (374,000)            563,000

Investing activities:
   Flow Traffic Dividend                                                                  (50,000)                  -
   Purchases of property and equipment                                                   (184,000)           (176,000)
   Capitalized software development costs                                                       -            (615,000)
                                                                                --------------------------------------
Net cash used in investing activities                                                    (234,000)           (791,000)

Financing activities:
   Proceeds from sale of common stock                                                      28,000             689,000
                                                                                --------------------------------------
Net cash provided by financing activities                                                  28,000             689,000

Increase (decrease) in cash                                                              (580,000)            461,000
Cash and cash equivalents at beginning of year                                          1,780,000           1,319,000
                                                                                --------------------------------------
Cash and cash equivalents at end of year                                             $  1,200,000        $  1,780,000
                                                                                ======================================


See accompanying notes.

                                            IMAGE SENSING SYSTEMS, INC.
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                              ADDITIONAL           RETAINED
                                           SHARES            COMMON             PAID-IN            EARNINGS
DESCRIPTION                                ISSUED            STOCK              CAPITAL            (DEFICIT)             TOTAL
-----------                             -----------        -----------        -----------         -----------         -----------
Balance at December 31, 1999              2,479,200        $    25,000        $ 3,890,000         $  (313,000)        $ 3,602,000

Common stock issued in 20% Dividend         503,000              5,000             (5,000)                 --                  --
Common stock issued for options and
warrants exercised                          161,200              2,000            687,000                  --             689,000
Net Loss                                         --                 --                 --             (50,000)            (50,000)
                                        -----------------------------------------------------------------------------------------
Balance at December 31, 2000              3,143,400        $    32,000        $ 4,572,000         $  (363,000)        $ 4,241,000

Common stock issued for options
exercised                                     9,940                 --             28,000                  --              28,000
Net Loss                                         --                 --                 --            (455,000)           (455,000)
                                        -----------------------------------------------------------------------------------------
Balance at December 31, 2001              3,153,340        $    32,000        $ 4,600,000         $  (818,000)        $ 3,814,000
                                        =========================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

DECEMBER 31, 2001

1.  SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
Image Sensing Systems, Inc. ("ISS") develops and markets video image processing technology and products for use in advanced traffic management systems and traffic data collection. ISS sells its products primarily to foreign distributors of its products and receives a royalty for sales made by a sub licensee to North American distributors. ISS also provides technical expertise in image processing, hardware and software design, and traffic management and control. ISS's products are used primarily by governmental entities.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of ISS and its majority-owned subsidiary, Flow Traffic Ltd., located in Hong Kong. All significant inter-company transactions and accounts have been eliminated in consolidation.

REVENUE RECOGNITION
Revenue from product sales and royalties from the sale of products by a sub-licensee are recorded upon shipment by the sub licensee. All direct and distributor sales are recorded upon shipment. Consulting fees are recorded as earned.

CASH AND CASH EQUIVALENTS
ISS considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist of commercial paper. The market value of these investments approximates cost at December 31, 2001 and 2000.

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

STOCK-BASED COMPENSATION
ISS follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ISS has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, ISS has made pro forma disclosures of what net income and net income per share would have been had the provisions of SFAS 123 been applied to ISS's stock options.

ADVERTISING
Advertising and promotion costs are expensed as incurred and amounted to approximately $224,000 and $117,000 in the fiscal years ended 2001 and 2000, respectively.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

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

EARNINGS PER COMMON SHARE
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Fully diluted and basic earnings per share are the same because the effect of common equivalent shares from stock options are not material and were antidilutive for 2001 and 2000.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORY
Cost of revenue for 2001 product sales included a write-off of $368,000 related to Mobile Blocker and our old-style Solo product.

3.  CREDIT FACILITY
ISS has a credit agreement that provides up to $500,000 in short-term borrowings at 1.25% over the prime rate (6.00% at December 31, 2001). The agreement limits the amount of short-term borrowings to 65% of eligible receivables. Substantially all assets are pledged as collateral on the borrowings. The credit agreement further includes covenants that relate to certain financial statement ratios and restrictions. ISS had no outstanding borrowings in 2001 or 2000.

4.  LEASE COMMITMENT
ISS rents office space under an operating lease agreement expiring in November 2002, with options to renew through November 2004. The lease provides for monthly payments of $12,000 and ISS is responsible for its proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $153,400 in 2001 and $145,000 in 2000.

At December 31, 2001, future minimum annual lease payments are $134,000 for 2002.

5.  INCOME TAXES
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ISS's deferred tax assets and liabilities are as follows:

                                                               December 31
                                                          2001              2000
                                                    -----------------------------------
Deferred tax assets:
   Accounts receivable allowances                         $    3,000         $  15,000
   Other reserves                                             16,000                 -
   Accrued compensation                                       23,000            32,000
   Warranty reserve                                            5,000             5,000
   Inventory reserve                                         126,000                 -
   Deferred revenue                                           15,000            40,000
   Research and development tax credits                      290,000           245,000
   Net operating loss carry forward                          548,000           549,000
   Less valuation allowance                                 (458,000)         (216,000)
                                                    -----------------------------------
                                                             568,000           670,000
Deferred tax liabilities:
   Tax depreciation in excess of book                     $        -         $   6,000
   Capitalized SW development costs                          442,000           538,000
                                                    -----------------------------------
                                                             442,000           544,000
                                                    -----------------------------------
   Net deferred taxes                                     $  126,000         $ 126,000
                                                    ===================================


ISS has net operating loss carry forwards for income tax purposes of $1,882,000 and research and development tax credits of $290,000 that expire in the years 2007 through 2020. Included in the NOL is approximately $170,000 of deductions resulting from disqualifying dispositions of stock options. These deductions currently have a full valuation allowance; and when realized for financial statement purposes, they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as additional paid-in capital.

Cash paid for income taxes amounted to $1,900 in 2001 and $4,400 in 2000.

Deferred tax assets have been offset by a valuation allowance as deemed necessary based on ISS estimates of its future sources of taxable income and the expected timing of temporary difference reversals. Despite the reported cumulative net loss for fiscal 2001, ISS believes recorded net deferred tax assets are more likely than not to be recoverable, based upon its estimates of future sources of taxable income and the expected timing of temporary difference reversals.

There are no undistributed earnings of ISS foreign subsidiary at December 31, 2001.

The components of income tax (benefit) expense as recorded by ISS for December 31, 2001 and 2000 are as follows:

                                   Year Ended December 31
                                   2001              2000
                                ----------------------------
Current:
  Federal                       $      --         $      --
  State                             4,000             4,000
  Foreign                          (2,000)           26,000
                                ----------------------------
                                    2,000            30,000
                                ----------------------------
Deferred:
  Federal                              --          (117,000)
  State                                --                --
  Foreign                              --                --
                                ----------------------------
                                       --          (117,000)
                                ----------------------------

Total income tax expense        $   2,000         $ (87,000)
                                ============================

A reconciliation of income taxes to the statutory federal rate is as follows:

                                                                                               December 31
                                                                                        2001                 2000
                                                                              ---------------------------------------
Federal tax (benefit) statutory rate                                                $ (163,000)           $  (28,000)
State taxes net of federal benefit                                                     (19,000)              (14,000)
Meals and entertainment                                                                  7,000                 7,000
Research and development tax credits                                                   (45,000)                   --
Effect of lower rates for Flow Traffic Ltd.                                             22,000               (65,000)
Change in valuation allowance                                                          242,000                24,000
Other                                                                                  (42,000)              (11,000)
                                                                              ---------------------------------------
Income taxes (benefit)                                                              $    2,000           $   (87,000)
                                                                              =======================================

6.  LICENSING
The United States patent for some aspects of the technology underlying ISS's Autoscope system was issued in 1989 to the University of Minnesota. ISS has an exclusive worldwide license from the University of Minnesota for that technology and pays royalties to the University of Minnesota in exchange for such license. Royalty expense under the agreement was $285,000 in 2001 and $271,000 in 2000.

ISS has sublicensed the right to manufacture and market the Autoscope technology in North America and the Caribbean to Econolite Control Products, Inc., of Anaheim, California and receives royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by ISS outside of North America and the Caribbean. ISS recognized royalty income from this agreement of $4,010,000 in 2001 and $2,684,000 in 2000. Accounts receivable from Econolite were $1,276,000 and $859,000 at December 31, 2001 and 2000, respectively.

7.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK
ISS derived the following percentages of its net revenues from the following geographic regions:

                                                 2001           2000
                                                 ----           ----
          Asia Pacific                            28%            44%
          Europe                                   5%             9%
          North America                           67%            47%

Shown below are the percentages of sales of specific customers, which exceed 10% for the years shown.

                                                 2001           2000
                                                 ----           ----
          Econolite Control Products, Inc.        60%            44%

8.  RETIREMENT PLAN
Substantially all employees of ISS may participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan. ISS may make contributions to the plan. No discretionary contributions were made by ISS in 2001 and 2000.

9.  EMPLOYMENT AGREEMENTS
ISS has employment agreements with its chief executive officer and chief financial officer. The agreements provide for a minimum salary and a stock option grant and include non-compete and non-solicitation provisions. The agreement with the chief financial officer additionally provides for severance pay in the event of involuntary termination or termination resulting from a sale, acquisition or merger of ISS. The maximum severance is the chief financial officer's current salary for up to one year. During the first quarter of 2002, ISS will incur approximately $277,000 in severance related expenses primarily as a result of the replacement of its President and Chief Executive Officer.

10. STOCK OPTIONS
In February 1995, ISS adopted the 1995 Long-Term Incentive and Stock Option Plan (the "1995 Plan"), which provides for the granting of incentive (ISO) and non-incentive (NSO) stock options, stock appreciation rights, restricted stock awards and performance awards to officers, directors, employees, consultants and independent contractors of ISS and its subsidiaries. The following table summarizes stock option activity for 2001 and 2000:

                                           PLAN
                                         OPTIONS                                         NON-PLAN    WEIGHTED AVERAGE
                                        AVAILABLE               PLAN OPTIONS              OPTIONS     EXERCISE PRICE
                                        FOR GRANT               OUTSTANDING             OUTSTANDING      PER SHARE
                                       ------------------------------------------------------------------------------
                                                            ISO              NSO
                                       ------------------------------------------------------------------------------
Balance at December 31, 1999             50,450          327,350           18,000          244,200         $3.77

Stock Dividend - 20%                     10,090           60,470            3,600           44,840            --
Granted                                 (15,000)          15,000               --          126,000          6.90
Exercised                                    --          (27,200)          (6,000)         (20,000)         3.29
Canceled                                 53,100          (37,500)         (15,600)              --          3.96
                                       ------------------------------------------------------------------------------
Balance at December 31, 2000             98,640          338,120               --          395,040          3.68

Reserved for options under Plan         420,000               --               --               --            --
Granted                                 (28,000)          28,000               --               --          4.13
Exercised                                    --           (9,940)              --               --          2.83
Canceled                                 62,160          (52,560)              --           (9,600)         3.11
                                       ------------------------------------------------------------------------------
Balance at December 31, 2001            552,800          303,620               --          385,440         $3.93
                                       ==============================================================================

The following table summarizes information about the stock options outstanding at December 31, 2001.

                                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
  -------------------------------------------------------------------------------------------------------------------
      EXERCISABLE
  -------------------------------------------------------------------------------------------------------------------
                                             WEIGHTED AVERAGE        WEIGHTED                          WEIGHTED
       RANGE OF                                 REMAINING            AVERAGE          NUMBER           AVERAGE
    EXERCISE PRICE     NUMBER OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
  -------------------------------------------------------------------------------------------------------------------
    $ 2.40 - 3.80            300,740            6.4 years             $ 2.53         236,600            $ 2.53
      3.01 - 4.00            219,320            4.7 years               3.41         239,960              3.41
        Over 4.00            163,000            8.5 years               6.44          49,000              5.38
  -------------------------------------------------------------------------------------------------------------------
    $ 2.40 - 7.50            689,060            6.3 years             $ 3.93         525,560            $ 3.20
  -------------------------------------------------------------------------------------------------------------------

Options under the 1995 Plan and Non-Plan options expire at various dates through 2010. At December 31, 2001 there were 689,060 options exercisable at a weighted average exercise price of $3.93. Options outstanding have a weighted average remaining contractual life of 6.3 years. The weighted average fair value of options granted during 2001 and 2000 was $1.63 and $3.84, respectively.

Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if ISS had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 4.82% for 2001 and 6.05% for 2000, a volatility factor of the expected market price of ISS's common stock of .742 for 2001 and .518 for 2000, and a weighted average expected life of the option of ten years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. ISS's pro forma information is as follows:

                                                                                       2001               2000
                                                                                -------------------------------------
Pro forma net loss                                                                     $ (689,000)     $(302,000)
Pro forma net loss per common share, basic and diluted                                 $     (.22)     $    (.10)

11. SUBSEQUENT EVENT

On January 7, 2002, ISS acquired the remaining 40% of Flow Traffic Ltd. The acquisition included a $250,000 cash payment, additional future cash payments totaling $450,000, secured by letters of credit, and notes payable totaling $250,000. The additional payments of $450,000 are payable at any time between April 1, 2003 and April 30, 2003, and the letters of credit expire on April 30, 2003. The notes payable totaling $250,000 are due on demand after April 1, 2003, mature on January 7, 2007, are non-interest bearing and are unsecured.

The total purchase consideration does not reflect contingent consideration related to earn-out arrangements totaling $100,000. Any contingent consideration will result in additional goodwill when earned.

                         Report of Independent Auditors

Shareholders and Board of Directors

IMAGE SENSING SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Flow Traffic Ltd., a 60%-owned subsidiary, which statements reflect total assets of $638,000 and $738,000 as of December 31, 2001 and 2000, respectively, and total revenues of $1,866,000 and $2,643,000, respectively, for the years then ended. Those statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to data included for Flow Traffic Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                     /s/Ernst & Young LLP

Minneapolis, Minnesota
February 8, 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART II

ITEM 9.       DIRECTORS AND OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2002 annual meeting of shareholders to be filed on or before April 30, 2002 are incorporated into this Form 10-KSB by reference.

ITEM 10.      EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in our definitive proxy statement for the 2002 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2002 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2002 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      List of documents filed as part of the report:

                  1.       Financial statements referenced in Item 7

                  2.       Exhibits:

Exhibit No.       Description
-----------       -----------

3.1 Restated Articles of Incorporation of ISS, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

3.2 Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to ISS's quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

3.3 Bylaws of ISS, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

4.1 Specimen form of ISS's common stock certificate, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.1 Manufacturing, Distributing and Technology License Agreement dated June 11, 1991, as amended on December 15, 1992, between Econolite Control Products, Inc. and ISS, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.2 License Agreement dated June 10, 1991, between the University of Minnesota and ISS, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.3 Form of Distributor Agreement, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.4 Assignment from Panos G. Michalopoulos to ISS dated January 19, 1985, incorporated by reference to ISS's registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.5 Production Agreement dated July 8, 1997, between ISS, Cohu, Inc., and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.14 to ISS's annual report on Form 10-KSB for the year ended December 31, 1997.

10.6 Conditional Credit Line Letter Agreement with Wells Fargo Bank Minnesota, N.A. dated September 14, 1998, incorporated by reference to Exhibit 10.17 to ISS's annual report on Form 10-KSB for the year ended December 31, 1998.

10.7 Office Lease Agreement by and between Spruce Tree Centre L.L.P and ISS, dated November 24, 1998, incorporated by reference to
                  Exhibit 10.18 to ISS's annual report on Form 10-KSB for the year ended December 31, 1998.

10.8*             Executive Employment Agreement between ISS and Jeffrey F.
                  Martin, dated December 21, 1999, incorporated by reference to
                  Exhibit 10.19 to ISS's annual report on Form 10-KSB for the year ended December 31, 1999.

10.9* Executive Employment Agreement dated June 12, 2000, between ISS and William L. Russell, incorporated by reference to
                  Exhibit 10.21 to ISS's quarterly report on Form 10-QSB for the quarter ended June 30, 2000.

10.10* 1995 Long-Term Incentive and Stock Option Plan, amended and restated through May 17, 2001.

10.11 Distribution Agreement dated April 20, 2001, between ISS and Wireless Technology, Inc., incorporated by reference to ISS's quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

10.12 Extension and Second Modification dated July 13, 2001, to Manufacturing, Distributing and Technology License Agreement dated June 11, 1991, between ISS and Econolite Control Products, Inc.

10.13 Definitive Agreement dated July 20, 2001, between ISS and Detector Electronics Corporation, incorporated by reference to ISS's quarterly report on Form 10-QSB for the quarter ended September 30, 2001.

10.14 Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited.

10.15 Amendment No. 1 dated as of December 31, 2001, to Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited.

10.16 Non-Interest Bearing Convertible Note due January 7, 2002, of Image Sensing Systems, Inc. in favor of Mats Johan Billow.

10.17 Non-Interest Bearing Convertible Note due January 7, 2002, of Image Sensing Systems, Inc. in favor of Anthony H. Gould.

10.18* Settlement and Release Agreement dated February 11, 2002 between ISS and William L. Russell.

10.19*            Employment Arrangement between ISS and Anthony H. Gould.

10.20 Production Agreement dated February 14, 2002, among ISS, Wireless Technology, Inc. and Econolite Control Products, Inc.

21                List of Subsidiaries of ISS.

23                Consent of Ernst & Young LLP.

24                Power of Attorney (included on signature page).

99                Cautionary Statement.

*Management contract or compensatory plan or arrangement.

B)    REPORTS ON FORM 8-K FILED DURING FOURTH QUARTER OF 2001:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Image Sensing Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

IMAGE SENSING SYSTEMS, INC.

/s/ Anthony H. Gould                                         Date: April 1, 2002
------------------------------------------                   -------------------
By:  Anthony H. Gould, President and Chief
Executive Officer

                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints Anthony H. Gould and Jeffrey F. Martin, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

         /s/ Anthony H. Gould                                                   Date: April 1, 2002
         -----------------------------------------------------                  -------------------
         By:      Anthony H. Gould
                  President and Chief Executive Officer, Director (Principal Executive Officer)

         /s/ Jeffrey F. Martin                                                  Date: April 1, 2002
         -----------------------------------------------------                  -------------------
         By:      Jeffrey F. Martin
                  Chief Financial Officer (Principal Financial & Accounting Officer)

         /s/ James Murdakes                                                     Date: April 1, 2002
         -----------------------------------------------------                  -------------------
         By:      James Murdakes
                  Chairman of the Board

         /s/ Panos G. Michalopoulos                                             Date: April 1, 2002
         -----------------------------------------------------                  -------------------
         By:      Panos G. Michalopoulos
                  Director

         /s/ Richard P. Braun                                                   Date: April 1, 2002
         -----------------------------------------------------                  -------------------
         By:      Richard P. Braun
                  Director

         /s/ Richard C. Magnuson                                                Date: April 1, 2002
         -----------------------------------------------------                  -------------------
         By:      Richard C. Magnuson
                  Director

         /s/ Mats Johan Billow                                                  Date: April 1, 2002
         -----------------------------------------------------                  -------------------
         By:      Mats Johan Billow
                  Director