Form 10KSB/A
period 2001-12-31
IMAGE SENSING SYSTEMS INC
filed 2002-04-30
CIK 943034

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ---------    ---------

                         Commission file number 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                 (Name of small business issuer in its charter)

               MINNESOTA                                   41-1519168
               ---------                                   ----------
    State or other jurisdiction of               IRS Employer Identification No.
     incorporation of organization

        500 SPRUCE TREE CENTRE
        1600 UNIVERSITY AVE. W.
          ST. PAUL, MN 55104                             (651) 603-7700
     ----------------------------                        --------------
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

         Transitional Small Business Issuer Format:   [ ] Yes   [X] No


                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-KSB of Image Sensing Systems, Inc. for the fiscal year ended December 31, 2001 is being filed in order to add the information required by Part III of the Form 10-KSB, to update the "Recent Developments" section of Part I, Item 6 of the Form 10-KSB and to file additional exhibits. Other than these items, none of the information contained in our Form 10-KSB filed on April 1, 2002, has been amended or restated.

                                     PART I

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

         The following table sets forth, for the periods indicated, certain statements of operational data as a percent of revenue:

                                                   Year Ended December 31
                                                     2001           2000
                                                     ----           ----
Product sales                                        36.1%          53.2%
Royalties                                            60.0           44.5
Consulting services                                   3.9            2.3
                                                    -----          -----
Total revenue                                       100.0          100.0
Cost of revenue                                      31.1           38.5
                                                    -----          -----
Gross profit                                         68.9           61.5
Selling, marketing and product support               33.4           26.7
General and administrative                           30.0           38.2
Research and development                             14.4            0.0
                                                    -----          -----
Loss from operations                                 (8.9)          (3.4)
Net loss                                             (6.8)           (.8)

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

Recent Developments

         On January 7, 2002 we purchased all of the shares then held by the minority shareholders of our subsidiary Flow Traffic Ltd., making Flow Traffic our wholly owned subsidiary. The purchase was made in accordance with the Shares Sale and Purchase Agreement dated November 28, 2001, as amended on December 31, 2001 and April 15, 2002, among Image Sensing Systems and the minority shareholders of Flow Traffic. The minority shareholders then included Johan Billow and Grove Place Limited, a consulting company affiliated with Anthony H. Gould. Subsequently, in February 2002, Anthony Gould and Johan Billow were elected to our Board of Directors, Anthony Gould was appointed as our interim President and Chief Executive Officer and Johan Billow was appointed as our Vice President for International Business. The agreement and amendments are filed as exhibits to this Form 10-KSB. Prior to this purchase, we owned six shares of Flow Traffic, and the minority shareholders collectively owned four shares of Flow Traffic.

         We agreed to pay the following amounts to the minority shareholders as consideration for their shares:

         -        Cash payments at the time of purchase totaling $250,000.

         - A cash payment to Grove Place Limited only in the amount of $50,000, payable on April 19, 2002.

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

         In addition to the foregoing consideration, if Flow Traffic achieves an audited net profit before tax of HK$1,418,000 (approximately US$181,795) or greater for fiscal year 2002, we will make an additional cash payment totaling $50,000 to Mr. Billow, payable within 10 days after completion of Flow Traffic's annual audit.

         In the first quarter of 2002 we laid off seven full-time employees. Of the seven employees, five were in engineering and two were in sales and marketing. Additionally in the first quarter of 2002, William L. Russell, our Chairman, President and Chief Executive Officer, left Image Sensing Systems to pursue other interests. In connection with these resignations and terminations, we incurred $280,000 in severance expense in the first quarter of 2002.

         Anthony H. Gould, who previously served as Managing Director and an indirect minority shareholder of our subsidiary Flow Traffic Ltd., acted as interim President and Chief Executive Officer from February 11, 2002 through April 15, 2002, when he left Image Sensing Systems to pursue other interests. James Murdakes, our Chairman of the Board, has served as interim President and Chief Executive Officer since April 15, 2002 and will continue serving in this capacity until we designate a new President and Chief Executive Officer.

         Jeffrey F. Martin, our Chief Financial Officer, has announced his intention to resign effective as of the close of business on April 30, 2002. We have retained the services of an independent contractor to assist us with financial matters until we designate a replacement for Mr. Martin.

         In connection with Mr. Gould's departure, we will incur $60,000 in severance expense in the second quarter of 2002, $60,000 in the third quarter of 2002, and $58,000 in the first quarter of 2003. In connection with Mr. Martin's departure, in the second quarter of 2002, we will incur severance expense in the amount of $35,628.57 (less any applicable tax withholding).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

                    DIRECTORS AND OFFICERS OF THE REGISTRANT

Our directors and executive officers provided the following information about themselves as of April 5, 2002.


MATS JOHAN BILLOW, age 39, director since February 2002. Mr. Billow became Vice President for International Business of Image Sensing Systems in February 2002. Prior to that, he served as General Manager for our wholly owned subsidiary Flow Traffic Ltd., a Hong Kong-based distributor of traffic management products and systems that provides marketing and technical support for a broad range of traffic technologies throughout Asia. Mr. Billow founded Flow Traffic in 1998. Between 1996 and 1998, Mr. Billow was the General Manager of Peek Ltd., the Asia-Pacific arm of Peek plc, a provider of products and services for improving traffic and the traveler environment, with responsibility for Peek's traffic business in East Asia. During this time he managed Peek's Chinese joint venture business and various traffic projects funded by the World Bank and Asian Development Bank.

RICHARD P. BRAUN, age 76, director since 1994. Mr. Braun served as Director of the Center for Transportation Studies at the University of Minnesota from 1987 to 1994. From September 1993 to February 1995, Mr. Braun also served as Chairman of the State of Minnesota's Metropolitan Airports Commission, and he was Commissioner of Transportation for the State of Minnesota from 1979 to 1987. He retired from full-time employment in 1994. Mr. Braun is a member of the compensation and stock option committee.

C. MICHAEL ELEFTHERIOU, age 57, director since April 2002. Since July 2001, Mr. Eleftheriou has served as President and Chief Executive Officer of Creative Publishing International, a Minneapolis-based publisher of how-to books, and a premier publisher of nature, photography and wildlife books for children and adults. From 1998 to July 2001, Mr. Eleftheriou was President, Systems Integration Services at Syntegra U.S.A., a global consulting and systems integration business. He served as Vice President, Systems Integration Services at Syntegra U.S.A. from 1997 to 1998.

RICHARD C. MAGNUSON, age 60, director since 1990. Since 1997, Mr. Magnuson has served as President and Chief Executive Officer of BioMedix, Inc., a medical device company. From 1995 to 1997 he operated his own management consulting firm, Operations Management, Inc. Prior to 1995, Mr. Magnuson served as President and Chief Executive Officer of Image Sensing Systems from 1991 to 1995 and as Vice President and Secretary during 1995. From 1988 to 1990, Mr. Magnuson worked with Image Sensing Systems as a private consultant. Mr. Magnuson is a member of the audit committee.

PANOS G. MICHALOPOULOS, age 53, director since 1984. Dr. Michalopoulos was Chairman of the Board of Image Sensing Systems from our inception in 1984 through 1999, and served as Chief Scientific Advisor from 1995 through 2000. Since 1977, Dr. Michalopoulos has been a professor in the Department of Civil Engineering at the University of Minnesota. Dr. Michalopoulos has more than 27 years of research, teaching, and consulting experience in traffic engineering operations and control. He has taught at several universities, consulted with many firms in the United States and abroad in the area of traffic control, and has worked as a traffic engineer.

JAMES MURDAKES, age 69, director since 1994. Mr. Murdakes was elected Chairman of the Board of Image Sensing Systems in February 2002. He served as President and Chief Executive Officer of LSC, Inc., a Minneapolis-based systems integrator for computer network storage servers, from 1993 through 1996, and was Chairman of the Board of Directors and a management consultant to LSC in 1997. He retired from full-time employment in 1998. Mr. Murdakes is a member of the audit committee and the compensation and stock option committee.

JEFFREY F. MARTIN, age 46, has served as Chief Financial Officer and Treasurer since December 1999. From 1998 through 1999, Mr. Martin was the Chief Financial Officer, Secretary and a director of Tech Squared Inc., a catalog mail order and fulfillment company. From 1996 through 1998 he was the Chief Financial Officer of Utiligent, LLC, an Andersen Consulting Enterprise subsidiary. Mr. Martin has an MBA in Finance.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during 2001 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, we believe that all of our executive officers, directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the cash and non-cash compensation awarded to or earned in the last three fiscal years by our chief executive officer and each of our other executive officers and significant employees whose salary and bonus paid by us in fiscal 2001 exceeded $100,000.

                                                                               LONG-TERM
                                                    ANNUAL COMPENSATION       COMPENSATION
                                                    -------------------       ------------
                                                                               SECURITIES
                                                                               UNDERLYING        ALL OTHER
                                                      SALARY        BONUS      OPTIONS(5)       COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR         ($)          ($)          (#)                ($)
---------------------------                ----         ---          ---          ---                ---
William L. Russell(1)                      2001       157,500       13,750            --                  --
President and Chief Executive Officer      2000       152,694           --       135,000                  --
                                           1999       144,585       26,250            --               2,165(6)

Anthony H. Gould(2)                        2001       203,400           --            --                  --
President and Chief Executive Officer      2000       198,900           --            --                  --
                                           1999       194,400           --        12,000                  --

Mats Johan Billow(3)                       2001       170,964        7,067            --               4,241(7)
Vice President for International Business  2000       123,910       45,000            --                  --
                                           1999       105,128       11,538            --                  --

Jeffrey F. Martin(4)                       2001       110,250           --            --                  --
Chief Financial Officer                    2000       106,380           --            --                  --
                                           1999         2,827           --        30,000                  --

-------------
(1) Mr. Russell resigned as President and Chief Executive Officer on February 11, 2002.

(2) Mr. Gould served as Managing Director, Image Sensing Systems Asia and Managing Director of our subsidiary Flow Traffic Ltd. from December 1998 and served as interim President and Chief Executive Officer of Image Sensing Systems, Inc. from February 12, 2002. He resigned from all of these positions on April 15, 2002.

(3) Mr. Billow became Vice President for International Business on February 11, 2002. He previously served as General Manager of our subsidiary Flow Traffic Ltd.

(4) Mr. Martin commenced employment with us in December 1999. He has announced his intention to resign effective as of the close of business on April 30, 2002.

(5) The options were granted under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan.

(6) Represents matching contributions paid by Image Sensing Systems pursuant to our 401(k) plan.

(7)      Represents a pension plan contribution paid by Flow Traffic Ltd.

                                  STOCK OPTIONS

         In fiscal 2001, no stock options were awarded to the individuals named in the Summary Compensation Table above. The following table provides information concerning option exercises during fiscal 2001 by these individuals.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2001
                   AND VALUE OF OPTIONS AT END OF FISCAL 2001

                                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                                   OPTIONS AT 12/31/01                12/31/01(2)
                                                                   -------------------                -----------
                          SHARES ACQUIRED         VALUE                EXERCISABLE/                  EXERCISABLE/
NAME                      ON EXERCISE (#)      REALIZED(1)            UNEXERCISABLE                  UNEXERCISABLE
----                      ---------------      -----------            -------------                  -------------
William L. Russell              1,900             3,401                121,100/120,000                    --
Anthony H. Gould                   --                --                   9,000/12,000                    --
Mats Johan Billow                  --                --                             --                    --
Jeffrey F. Martin                  --                --                  15,000/30,000                    --

-------------
(1) Value determined by subtracting the exercise price per share from the closing price per share of our common stock on the date of exercise.

(2) Because the exercise price of the options exceeded the fair market value of our common stock on December 31, 2001, none of the options held by these individuals were in the money as of December 31, 2001.

                            COMPENSATION OF DIRECTORS

COMPENSATION OF DIRECTORS

         Each of our non-employee directors receives an annual retainer for serving as a director. In 2001, each non-employee director received a total annual retainer of $10,000, with $4,000 paid immediately after the annual shareholders' meeting and $500 paid each month during which the director served on the Board. Directors who are appointed to the Board at any time after the annual meeting receive a pro rata amount. The amount of the annual retainer and its payment schedule will remain unchanged in 2002. Non-employee directors also are granted a non-qualified stock option to purchase 25,000 shares of our common stock after completing their first year of service on the Board of Directors. These grants are made under our 1995 Long-Term Incentive and Stock Option Plan. Directors who are employees of Image Sensing Systems do not receive any additional compensation for their service on the Board of Directors.

                             EMPLOYMENT AGREEMENTS


ANTHONY H. GOULD

         From December 1998 and until Mr. Gould's resignation on April 15, 2002, we were parties to a consulting agreement with Grove Place Limited, a consulting company of which Mr. Gould is an employee, pursuant to which Mr. Gould agreed to serve as Managing Director of Image Sensing Systems Asia effective as of December 1, 1998. The consulting agreement continued to govern our employment arrangement with Mr. Gould when he served as interim President and Chief Executive Officer from February 12, 2002 through April 15, 2002. Under the agreement, Mr. Gould was entitled to a monthly salary of $16,200, subject to annual review and adjustment. The agreement provided for the grant of an option to purchase 12,000 shares of our common stock and entitled Mr. Gould to participate in any annual bonus plan for Image Sensing System's management. In the event of Mr. Gould's serious illness, accident or other medical incapacity, Mr. Gould was entitled to up to 180 days base pay in any 12-month period and such remuneration thereafter as the Board determined in its discretion. The agreement also could be terminated by Image Sensing Systems immediately in the event for cause (as described in the agreement) or upon four months' notice in the event of Mr. Gould's incapacity for a continuous period of 180 days or periods aggregating 125 working days in the preceding 12 months. The agreement could be terminated by either party for any reason upon six months' prior written notice. During the term of the agreement, Mr. Gould was prohibited from undertaking any other business or profession or becoming an employee or agent of any other company, firm or person or assist in any other business or profession. For a period of 12 months following termination of the agreement, Mr. Gould may not (a) directly or indirectly engage in any business activity that is competitive with any business of Image Sensing Systems, (b) provide technical, commercial or professional advice to any business that is competitive with Image Sensing Systems, or (c) solicit or otherwise interfere with the relationship between Image Sensing Systems and any entity or individual who has been a customer, supplier or employee of Image Sensing Systems at any time during the 12 months prior to Mr. Gould's termination. In addition, the agreement provided for the nondisclosure of confidential information of Image Sensing Systems both during the term and following termination of the agreement.

         In connection with his resignation on April 15, 2002, we entered into a settlement and release agreement with Mr. Gould pursuant to which we mutually agreed to Mr. Gould's resignation from all positions held with Image Sensing Systems and the termination of his employment agreement, other than provisions relating to non-competition, non-solicitation and confidentiality, which will survive termination of the employment agreement. Under the settlement and release agreement, we agreed to pay Mr. Gould a severance payment of $178,000, payable in three installments on or before April 19, 2002, September 1, 2002, and January 7, 2003.


WILLIAM L. RUSSELL

         During fiscal 2001 and until his resignation on February 11, 2002, Mr. Russell was party to an employment agreement with Image Sensing Systems, effective as of June 2000, under which he agreed to serve as President and Chief Executive Officer for a term of six years, after which time the agreement was terminable by either party upon 12 months' notice. Under the agreement, Mr. Russell's base salary was $157,500, subject to annual reevaluation, and Mr. Russell was eligible for incentive compensation upon achieving performance objectives established annually by Mr. Russell and the Board of Directors. Mr. Russell's base salary in fiscal 2001 was $157,500. Under the agreement, if we terminated Mr. Russell other than for Good Cause (as defined in the agreement) or if Mr. Russell's employment terminated as a result of our sale, acquisition or merger, Mr. Russell would be entitled to severance equal to 12 months' salary (plus benefits if termination is other than for Good Cause). Under his agreement, Mr. Russell also agreed that for one year following termination of his employment, he would not directly or indirectly engage in any business activity that is competitive with any business of Image Sensing Systems or any business that is engaged in the development or production of products intended to compete with our products, and that he will not solicit or assist anyone else in the solicitation of any of our then-current employees or solicit any of our then-current customers. In addition, the agreement provided for the nondisclosure of confidential information of Image Sensing Systems both during the term and following termination of the agreement.

         In connection with his resignation on February 11, 2002, we entered into a settlement and release agreement with Mr. Russell pursuant to which we mutually agreed to Mr. Russell's resignation from all positions held with Image Sensing Systems and the termination of his employment agreement, other than provisions relating to non-competition, non-solicitation and confidentiality, which will survive termination of the employment agreement. Under the settlement and release agreement, we agreed to pay Mr. Russell a lump-sum severance payment of $167,000.


JEFFREY F. MARTIN

         Mr. Martin entered into an employment agreement in December 1999 to serve as Chief Financial Officer for an indefinite term. The agreement was terminable by either party for any reason or no reason upon 90 days' notice, except that we could terminate the agreement at any time without notice for Good Cause (as defined in the agreement). The agreement provided that if we terminate Mr. Martin at any time after Mr. Martin's first year of employment other than for Good Cause, we will pay Mr. Martin severance equal to three months' salary and benefits. The agreement also provided that if Mr. Martin is terminated as a result of our sale, acquisition or merger, he would be entitled to severance equal to his salary for the term of one year from his termination date or until Mr. Martin obtained new employment, whichever occurred earlier. Under the terms of his employment agreement, Mr. Martin was entitled to receive an annual base salary of $110,250, subject to reevaluation from time to time, and was eligible for incentive compensation subject to his achievement of performance objectives established annually by Mr. Martin and the Board of Directors. Additionally, upon commencement of his employment in December 1999, Mr. Martin received an option to purchase 25,000 shares of our common stock, vesting in four equal, annual increments on the first four anniversaries of the date of the employment agreement. The agreement also provides that during and for one year following termination of his employment with us, Mr. Martin will not directly or indirectly engage in any business activity that is competitive with any business of Image Sensing Systems and that is engaged in the development or production of products intended to compete with our products, and he will not solicit or assist anyone else in the solicitation of any of our then-current employees or solicit any of our then-current customers.

         Mr. Martin has announced his intention to resign effective as of the close of business on April 30, 2002. In connection with his resignation, we have entered into a settlement and release agreement with Mr. Martin pursuant to which we mutually agreed to Mr. Martin's resignation from all positions held with Image Sensing Systems and the termination of his employment agreement, other than provisions relating to non-competition, non-solicitation and confidentiality, which will survive termination of the employment agreement. Under the settlement and release agreement, we agreed to pay a lump-sum severance payment to Mr. Martin in the amount of $35,628.57, less any applicable tax withholding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of April 5, 2002, by: (a) each person or entity known by us to own beneficially more than five percent of our common stock; (b) each director of Image Sensing Systems; (c) each of the named executive officers included in the Summary Compensation Table set forth under the caption "Executive Compensation" below; and (d) all directors and executive officers as a group.

         Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock issuable pursuant to stock options that are currently exercisable or exercisable within 60 days of the date of this proxy statement are deemed outstanding for computing the beneficial ownership percentage of the person holding the options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address of each director and named executive officer is the same as that of Image Sensing Systems.

                                                            COMMON STOCK         PERCENT OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                     BENEFICIALLY OWNED            OUTSTANDING
------------------------------------                     ------------------            -----------
Betty P. Papapanou                                            737,368(1)                   23.0%
  2483 Albert St N
  Roseville, MN  55113

Brown Brothers Harriman & Co.                                 332,600                      10.5%
  59 Wall Street
  New York, NY  10005

Mats Johan Billow                                              55,000(2)                    1.7%
Richard P. Braun                                              134,134(2)(3)                 4.2%
C. Michael Eleftheriou                                             --                         --
Anthony H. Gould                                               59,000(2)                    1.8%
Richard C. Magnuson                                           101,405(2)(4)                 3.2%
Jeffrey F. Martin                                              15,000(2)                       *
Panos G. Michalopoulos                                      1,450,860(1)(2)(5)             44.3%
James Murdakes                                                 66,526(2)                    2.1%
William L. Russell                                            121,100(2)                    3.7%
All directors and executive officers as a group             2,003,025(2)(6)                55.9%
(9 persons)

-------------
*        Less than 1%.

(1) Includes 655,291 shares of common stock and 57,000 shares issuable pursuant to options exercisable within 60 days of April 29, 2002 held by Ms. Papapanou, as to all of which shares Dr. Michalopoulos has sole voting power in accordance with an agreement between Dr. Michalopoulos and Ms. Papapanou.

(2) Includes shares issuable pursuant to options exercisable within 60 days after April 29, 2002: for Mr. Billow, 50,000 shares; for Mr. Braun, 36,000 shares; for Mr. Gould, 59,000 shares; for Mr. Magnuson, 12,000 shares; for Mr. Martin, 15,000 shares; for Dr. Michalopoulos, 120,000 shares; for Mr. Murdakes, 20,000 shares; for Mr. Russell, 121,100 shares; and for all directors and executive officers as a group, 433,100 shares.

(3) Includes 78,000 shares held indirectly through a trust of which Mr. Braun is a trustee and as to which shares Mr. Braun has shared voting and investment power.

(4) Includes 39,852 shares held by Operating Management, Inc., a corporation controlled by Mr. Magnuson.

(5) Includes 360 shares held by Dr. Michalopoulos' son, as to which Dr. Michalopoulos disclaims beneficial ownership.

(6) Includes shares beneficially owned by Messrs. Gould and Russell, who resigned all positions held with us on February 11, 2002 and April 15, 2002, respectively, and by Mr. Martin, who has announced his intention to resign effective as of the close of business on April 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 7, 2002 we purchased all of the shares then held by the minority shareholders of our subsidiary Flow Traffic Ltd., making Flow Traffic our wholly owned subsidiary. The purchase was made in accordance with the Shares Sale and Purchase Agreement dated November 28, 2001, as amended on December 31, 2001 and April 15, 2002, among Image Sensing Systems and the minority shareholders of Flow Traffic. The minority shareholders then included Johan Billow and Grove Place Limited, a consulting company affiliated with Anthony H. Gould. Subsequently, in February 2002, Anthony Gould and Johan Billow were elected to our Board of Directors, Anthony Gould was appointed as our interim President and Chief Executive Officer and Johan Billow was appointed as our Vice President for International Business. As discussed elsewhere in this Form 10-KSB, Mr. Gould resigned from all positions held with Image Sensing Systems on April 15, 2002. The agreement and amendments are filed as exhibits to this Form 10-KSB. Prior to this purchase, we owned six shares of Flow Traffic, and the minority shareholders collectively owned four shares of Flow Traffic.

         We agreed to pay the following amounts to the minority shareholders as consideration for their shares:

         -        Cash payments at the time of purchase totaling $250,000.

         - A cash payment to Grove Place Limited only in the amount of $50,000, payable on April 19, 2002.

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

         In addition to the foregoing consideration, if Flow Traffic achieves an audited net profit before tax of HK$1,418,000 (approximately US$181,795) or greater for fiscal year 2002, we will make an additional cash payment totaling $50,000 to Mr. Billow, payable within 10 days after completion of Flow Traffic's annual audit.

         In fiscal 2001, Flow Traffic paid a cash dividend to each of its shareholders, pursuant to which Mr. Billow and Mr. Gould each received $25,641.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      List of documents filed as part of the report:

                  1.       Financial statements referenced in Item 7

                  2.       Exhibits:

Exhibit No        Description
----------        -----------
10.22*            Settlement and Release Agreement dated April 15, 2002, between
                  ISS, Flow Traffic Limited, Grove Place Limited and Anthony
                  Gould.

10.23 Amendment No. 2, dated as of April 15, 2002, to Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and
                  Berkeley Development Limited, Mats Johan Billow and Grove
                  Place Limited.

10.24*            Settlement and Release Agreement dated April 29, 2002, between
                  ISS and Jeffrey Martin.

* Management contract or compensatory plan or arrangement.

b) REPORTS ON FORM 8-K FILED DURING FOURTH QUARTER OF 2001:

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Image Sensing Systems, Inc. has duly caused this Amendment No. 1 to the Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized:

IMAGE SENSING SYSTEMS, INC.

/s/ James Murdakes                                                              Date: April 29, 2002
-----------------------------------------------------------------------              ---------------
By:  James Murdakes, Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ James Murdakes                                                     Date: April 29, 2002
         --------------------------------------------------------------              ---------------
         James Murdakes
         Chairman of the Board,
         President and Chief Executive Officer (Principal Executive Officer)


         /s/ Jeffrey F. Martin                                                  Date: April 29, 2002
         --------------------------------------------------------------              ---------------
         Jeffrey F. Martin
         Chief Financial Officer (Principal Financial & Accounting Officer)


         /s/ Panos G. Michalopoulos*                                            Date: April 29, 2002
         --------------------------------------------------------------              ---------------
         Panos G. Michalopoulos
         Director


         /s/ Richard P. Braun*                                                  Date: April 29, 2002
         --------------------------------------------------------------              ---------------
         Richard P. Braun
         Director


         /s/ C. Michael Eleftheriou*                                            Date: April 29, 2002
         --------------------------------------------------------------              ---------------
         C. Michael Eleftheriou
         Director


         /s/ Richard C. Magnuson*                                               Date: April 29, 2002
         --------------------------------------------------------------              ---------------
         Richard C. Magnuson
         Director


         /s/ Mats Johan Billow*                                                 Date: April 29, 2002
         --------------------------------------------------------------              ---------------
         Mats Johan Billow
         Director

*By /s/ Jeffrey F. Martin
    -----------------------
     Jeffrey F. Martin
     Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
10.22             Settlement and Release Agreement dated April 15, 2002, between
                  ISS, Flow Traffic Limited, Grove Place Limited and Anthony
                  Gould.

10.23 Amendment No. 2, dated as of April 15, 2002, to Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and
                  Berkeley Development Limited, Mats Johan Billow and Grove
                  Place Limited.

10.24             Settlement and Release Agreement dated April 29, 2002, between
                  ISS and Jeffrey Martin.