Form 10QSB
period 2002-03-31
IMAGE SENSING SYSTEMS INC
filed 2002-05-15
CIK 943034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

For the period ended March 31, 2002              Commission File Number 0-26056
-------------------------------------            ------------------------------

                           IMAGE SENSING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                                       41-1519168
--------------------------------                              ----------------------------------
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

                                                                        Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value
                      -3,152,777 shares as of May 7, 2002.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX


                  PART I.  FINANCIAL INFORMATION                                   Page No.
                                                                                   --------

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001                                  4

                  Condensed Consolidated Statements of Operations
                  Three-month periods ended March 31, 2002 and 2001                     5

                  Condensed Consolidated Statements of Cash Flows
                  Three-month periods ended March 31, 2002 and 2001                     6

                  Notes to Condensed Consolidated Financial Statements                  7

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                         8

                  PART II.  OTHER INFORMATION

Item 5.           Other Information                                                    10

Item 6.           Exhibits and Reports on Form 8-K                                     10

                  Signatures                                                           11

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

This quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

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

We caution that the forward-looking statements made in this report or in other announcements made by the Company are further qualified by the factors set forth in the Cautionary Statement included as Exhibit 99.1 to this Quarterly Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        March 31         December 31
                                                          2002              2001
                                                      ------------      ------------
ASSETS                                                 (Unaudited)         (Note)
Current assets:
      Cash and cash equivalents                       $    839,000      $  1,200,000
      Accounts receivable                                1,278,000         1,589,000
      Inventories                                          335,000           341,000
      Prepaid expenses                                     124,000            88,000
      Deferred income taxes                                 92,000            92,000
                                                      ------------      ------------
Total current assets                                     2,668,000         3,310,000
Property and equipment, net                                303,000           351,000
Other assets:
      Capitalized software development costs, net        1,130,000         1,195,000
      Goodwill                                             950,000            77,000
      Deferred income taxes                                 34,000            34,000
      Other                                                 29,000            37,000
                                                      ------------      ------------
                                                         2,143,000         1,343,000
                                                      ------------      ------------
Total assets                                          $  5,114,000      $  5,004,000
                                                      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                $    485,000      $    720,000
      Accrued compensation                                 309,000           374,000
      Deferred revenue                                      32,000            40,000
                                                      ------------      ------------
Total current liabilities                                  826,000         1,134,000
Long-term debt                                             700,000                --
Minority interest                                               --            56,000
Shareholders' equity:
      Common stock                                          32,000            32,000
      Additional paid-in capital                         4,600,000         4,600,000
      Retained earnings (deficit)                       (1,044,000)         (818,000)
                                                      ------------      ------------
                                                         3,588,000         3,814,000
                                                      ------------      ------------

Total liabilities and shareholders' equity            $  5,114,000      $  5,004,000
                                                      ============      ============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                             Three-Month Periods Ended
                                                                     March 31
                                                          ------------------------------
                                                              2002              2001
                                                          ------------      ------------

REVENUE:
Product sales                                             $    638,000      $    386,000
Royalties                                                      954,000         1,012,000
Consulting services                                             18,000            35,000
                                                          ------------      ------------
                                                             1,610,000         1,433,000

COSTS OF REVENUE:
Product sales                                                  309,000           201,000
Royalties                                                       47,000           100,000
Consulting services                                             11,000            30,000
                                                          ------------      ------------
                                                               367,000           331,000
                                                          ------------      ------------
Gross profit                                                 1,243,000         1,102,000

OPERATING EXPENSES:
General and administrative                                     502,000           601,000
Business development                                           468,000           537,000
Research and development                                       234,000           213,000
Restructuring                                                  268,000                --
                                                          ------------      ------------
                                                             1,472,000         1,351,000
                                                          ------------      ------------
Loss from operations                                          (229,000)         (249,000)

Other income, net                                                3,000            27,000
                                                          ------------      ------------
Net loss before minority interest                             (226,000)         (222,000)
Minority interest                                                   --            (2,000)
                                                          ------------      ------------
Net loss                                                  $   (226,000)     $   (224,000)
                                                          ============      ============


Net loss per common share - basic and diluted             $      (0.07)     $      (0.07)
                                                          ============      ============


Weighted average number of common shares outstanding:
          basic and diluted                                  3,152,777         3,014,600
                                                          ============      ============



See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)




                                                               Three-Month Periods Ended
                                                                        March 31
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------

OPERATING ACTIVITIES:
         Net loss                                           $   (226,000)     $   (224,000)
         Adjustments to reconcile net loss to
             net cash used by operating activities               123,000           (95,000)
         Minority interest                                            --            (2,000)
                                                            ------------      ------------
         Net cash used in operating activities                  (103,000)         (321,000)


INVESTING ACTIVITIES:
         Purchase of minority interest                          (250,000)               --
         Purchase of property and equipment                       (8,000)          (85,000)
                                                            ------------      ------------
         Net cash used in investing activities                  (258,000)          (85,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock option                       --            10,000
         Dividends paid by Flow Traffic                               --           (50,000)
                                                            ------------      ------------
         Net cash used in financing activities                        --           (40,000)

                                                            ------------      ------------
Decrease in cash and cash equivalents                           (361,000)         (446,000)

Cash and cash equivalents, beginning of period                 1,200,000         1,780,000
                                                            ------------      ------------
Cash and cash equivalents, end of period                    $    839,000      $  1,334,000
                                                            ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION; NON-CASH
TRANSACTION:
         Long-term debt incurred as part of acquisition
         of the minority interest of Flow Traffic Ltd.      $    700,000      $         --
                                                            ============      ============


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001.

Note B:  Acquisition of Remaining Outstanding Shares of Flow Traffic Ltd

On January 7, 2002, the Company acquired the remaining 40% of Flow Traffic Ltd. for $950,000, plus contingent consideration related to earn-out arrangements totaling $100,000. The acquisition included a $250,000 cash payment, additional future cash payments totaling $450,000, secured by letters of credit, and notes payable totaling $250,000. The additional payments of $450,000 are payable at any time between April 1, 2003 and April 30, 2003, and the letters of credit expire on April 30, 2003, The notes payable totaling $250,000 are due on demand after April 1, 2003, mature on January 7, 2007, are non-interest bearing and are unsecured.

On April 15, 2002, the acquisition agreement was amended in connection with the termination of employment of a former shareholder of Flow Traffic Ltd., and the Company paid $50,000 to accelerate his earn-out arrangement. Negotiations are currently underway which may result in payment of the remaining $50,000 earn-out to another former shareholder and current executive employee of Flow Traffic Ltd.

Note C: Restructuring Expenses

In the first quarter of 2002, the Company accepted the resignation of its chief executive officer and down-sized its engineering staff by five and its marketing staff by two. Severance and other costs related to the restructuring totaled $268,000 in the first quarter, all of which has been paid.

In April 2002, the Company terminated a consultancy agreement with a former shareholder of Flow Traffic Ltd., who had become the Company's interim chief executive officer, paying him $60,000 in April and agreeing to pay $$60,000 by September 1, 2002 and $58,000 by January 7, 2003. In addition, the Company terminated an executive agreement with its chief financial officer, and paid $36,000 in settlement costs. Total restructuring expense in April 2002 was $206,000, of which $118,000 remains to be paid.

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

Results of Operations (Comparison of Three-Month Periods Ended March 31, 2002 and March 31, 2001):

Revenues for the first quarter of 2002 were $1,610,000, up 12% from $1,433,000 for the same period a year ago. The increase is attributable primarily to increased product sales ($638,000 in 2002 versus $386,000 in the same period a year ago).

Gross profits were $1,243,000 in the first quarter of 2002, or 77% of revenue, compared to $1,102,000, or 77% of revenue, for the same period a year ago. The margin percentage remained constant due to a slight increase in margins on product sales offset by a decrease in higher margin royalty income.

Operating expenses were $1,472,000 for the first quarter of 2002 compared to $1,351,000 for the same period a year ago. The increase is due to $268,000 in severance pay and other restructuring costs incurred in the first quarter of 2002 offset in part by subsequent employment cost savings. See Note C of the Notes to Condensed Consolidated Financial Statements.

Research and development expenses were $234,000 in the first quarter of 2002 compared to $213,000 for the same period a year ago. The increase is due to accelerated engineering efforts needed to complete two development projects in the quarter. We expect these expenses will decrease in subsequent quarters of 2002 as a result of the downsizing of the engineering staff. See Note C of the Notes to Condensed Consolidated Financial Statements.


Other income, net was $3,000 in the first quarter of 2002 compared to $27,000 for the same period a year ago. The decrease is due to decreased miscellaneous non-recurring income in the first quarter and interest expense on long-term debt incurred as part of the Flow Traffic Ltd. acquisition.

We recognized no income tax benefit in 2002 or 2001. We believe it is more likely than not that the net deferred tax asset will be realized over the next three years as timing differences related to capitalized software development costs increase taxable income.

We expect to avail ourselves of net operating loss and research and development tax credit carryforwards and therefore to incur insignificant income tax expense in 2002. As of March 31, 2002, we have net operating loss carryforwards for income tax purposes of $1,882,000 and research and development tax credits of $290,000 that expire in the years 2007 through 2020.


Liquidity and Capital Resources:

Cash used by operating activities was $103,000 for the first quarter of 2002, compared to $321,000 for the same period in 2001. In the first quarter of 2002, the use of cash was primarily in connection with the satisfaction of our severance payment obligations discussed above, offset in part by reductions of accounts receivables exceeding the reduction of accounts payable. In the first quarter of 2001, the use of cash was primarily due to the operating loss and receivables increasing in excess of increases in accounts payable.

Capital expenditures were $258,000 for the first quarter of 2002, compared to $85,000 for the same period in 2001. The primary capital expenditure in the first quarter of 2002 was the acquisition of the 40% minority interest in our subsidiary, Flow Traffic Ltd. The acquisition included a $250,000 cash payment, additional future cash payments totaling $450,000, secured by letters of credit, and notes payable totaling $250,000. The additional payments of $450,000 are payable at any time between April 1, 2003 and April 30, 2003, and the letters of credit expire on April 30, 2003, The notes payable totaling $250,000 are due on demand after April 1, 2003, mature on January 7, 2007, are non-interest bearing and are unsecured. The additional future cash payments and notes payable, totaling $700,000, are included in long-term debt.

In April 2002, we paid an additional $50,000 in connection with the settlement agreement with a former shareholder of Flow Traffic Ltd., and may incur $50,000 of additional cost in the second quarter of 2002 for the other minority shareholder who is currently an executive of Flow Traffic Ltd. We do not expect to make other significant capital expenditures for the balance of 2002.

At March 31, 2002, we had $839,000 in cash and cash equivalents along with an available revolving line of credit with a bank of $500,000. Current availability on our line of credit is $50,000 with the balance used to secure the letter of credit issued to the former minority shareholders of Flow Traffic Ltd.

Management believes that our cash and investment position, anticipated cash flows from operations, and funds available through our bank line of credit will be sufficient to meet cash and working capital requirements for current operations for the remainder of the year.

PART II: OTHER INFORMATION


Item 5.           Other Information

                  The Company retained Arthur J. Bourgeois as its Chief Financial Officer as of May 1, 2002, pursuant to a consultant agreement filed as Exhibit 10.1 to this Quarterly Report.

Item 6.           Exhibits and Reports on Form 8-K
                  (a) Exhibits

                  The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2002.

                  Exhibit
                  Number      Description

                  10.1 Consultant Agreement effective May 1, 2002 between the Company and Arthur J. Bourgeois

                  99.1 Cautionary Statement, incorporated herein by reference to Exhibit 99 to the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

                  (b) Reports

                  No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Image Sensing Systems, Inc.
                             ---------------------------------------------
                             (Registrant)


Dated:  May 15,  2002        /s/ James Murdakes
                             ---------------------------------------------
                             James Murdakes
                             Chairman and Chief Executive Officer
                             (principal executive officer)


Dated:   May 15,  2002       /s/ Arthur J. Bourgeois
                             ---------------------------------------------
                             Arthur J. Bourgeois
                             Chief Financial Officer
                             (principal financial and accounting officer)