Form 10QSB
period 2002-06-30
IMAGE SENSING SYSTEMS INC
filed 2002-08-14
CIK 943034

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For the period ended June 30, 2002                Commission File Number 0-26056
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                      Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
      Common Stock, $.01 Par Value --3,152,777 shares as of July 24, 2002.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX


                  PART I.  FINANCIAL INFORMATION                       Page No.
                                                                      ----------

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001                     4

                  Condensed Consolidated Statements of Operations
                  Three- and Six-month periods ended June 30, 2002
                  and 2001                                                5

                  Condensed Consolidated Statements of Cash Flows
                  Six-month periods ended June 30, 2002 and 2001          6

                  Notes to Condensed Consolidated Financial Statements    7

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition           9

                  PART II.  OTHER INFORMATION

Item 5.           Other Information                                       12

Item 6.           Exhibits and Reports on Form 8-K                        12

                  Signatures                                              13

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

         -  lack of market acceptance of the Company's products;

         - dependence on third parties for manufacturing and marketing capabilities and continuing ability to pay royalties owed;

         -  inability of the Company to diversify our product offerings;

         - revenue fluctuations caused by the Company's dependence on sales to governmental entities;

         - failure of the Company to secure adequate protection for the Company's intellectual property rights;

         - failure of the Company to respond to evolving industry standards and technological changes;

         - inability of the Company to properly manage a growth in revenue and/or production requirements;

         - inability of the Company to meet our future additional capital requirements; and

         -  control of the Company's voting stock by insiders.

We caution that the forward-looking statements made in this report or in other announcements made by the Company are further qualified by the factors set forth in the Cautionary Statement included as Exhibit 99.1 to this Quarterly Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                June 30               December 31,
                                                                 2002                    2001
                                                              -----------             -----------
ASSETS                                                        (Unaudited)               (Note)
Current assets:
       Cash and cash equivalents                              $ 1,140,000             $ 1,200,000
       Accounts receivable                                      1,811,000               1,589,000
       Inventories                                                268,000                 341,000
       Prepaid expenses                                           111,000                  88,000
       Deferred income taxes                                       92,000                  92,000
                                                              -----------             -----------
Total current assets                                            3,422,000               3,310,000

Property and equipment, net                                       197,000                 351,000

Other assets:
       Capitalized software development costs, net              1,066,000               1,195,000
       Goodwill                                                 1,050,000                  77,000
       Deferred income taxes                                       34,000                  34,000
       Other                                                       28,000                  37,000
                                                              -----------             -----------
                                                                2,178,000               1,343,000
                                                              -----------             -----------
Total assets                                                  $ 5,797,000             $ 5,004,000
                                                              ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                       $   470,000             $   720,000
       Accrued compensation                                       458,000                 374,000
       Notes payable                                              700,000                    --
       Deferred revenue                                            19,000                  40,000
                                                              -----------             -----------
Total current liabilities                                       1,647,000               1,134,000

Minority interest                                                       -                  56,000

Shareholders' equity:
       Common stock                                                32,000                  32,000
       Additional paid-in capital                               4,600,000               4,600,000
       Retained earnings (deficit)                               (482,000)               (818,000)
                                                              -----------             -----------
                                                                4,150,000               3,814,000
                                                              -----------             -----------

Total liabilities and shareholders' equity                    $ 5,797,000             $ 5,004,000
                                                              ===========             ===========

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

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three-Month Periods Ended               Six-Month Periods Ended
                                                                    June 30                                 June 30
                                                        ---------------------------------      --------------------------------
                                                              2002                 2001              2002                 2001
                                                        --------------------------------       --------------------------------
REVENUE:
      Product sales                                     $   594,000          $   499,000       $ 1,232,000          $   885,000
      Royalties                                           1,588,000              986,000         2,542,000            1,998,000
      Consulting services                                    54,000               59,000            72,000               94,000
                                                        ---------------------------------      ---------------------------------
                                                          2,236,000            1,544,000         3,846,000            2,977,000

COSTS OF REVENUE:
      Product sales                                         287,000              260,000           596,000              461,000
      Royalties                                              90,000               57,000           137,000              157,000
      Consulting services                                    30,000               37,000            41,000               67,000
                                                        ---------------------------------      ---------------------------------
                                                            407,000              354,000           774,000              685,000
                                                        ---------------------------------      ---------------------------------
Gross profit                                              1,829,000            1,190,000         3,072,000            2,292,000

OPERATING EXPENSES:
      Selling, marketing and product support                435,000              410,000           937,000              947,000
      General and administrative                            504,000              670,000           972,000            1,271,000
      Research and development                              124,000              199,000           358,000              412,000
      Restructuring                                         206,000                    -           474,000                    -
                                                        ---------------------------------      ---------------------------------
                                                          1,269,000            1,279,000         2,741,000            2,630,000
                                                        ---------------------------------      ---------------------------------
Income (loss) from operations                               560,000              (89,000)          331,000             (338,000)

Other income, net                                             8,000               29,000            11,000               56,000
                                                        ---------------------------------      ---------------------------------
Income (loss) before income taxes                           568,000              (60,000)          342,000             (282,000)
Income taxes                                                  6,000                    -             6,000                    -
                                                        ---------------------------------      ---------------------------------
Net income (loss) before minority interest                  562,000              (60,000)          336,000             (282,000)
Minority interest                                                 -              (10,000)                -              (12,000)
                                                        ---------------------------------      ---------------------------------
Net income (loss)                                       $   562,000          $   (70,000)      $   336,000          $  (294,000)
                                                        =================================      =================================

Net income (loss) per common share - basic
      and diluted                                       $      0.18          $     (0.02)      $      0.11          $     (0.09)
                                                        =================================      =================================



Weighted average number of common shares
      outstanding-basic and diluted                       3,153,000            3,153,000         3,153,000            3,153,000
                                                        =================================      =================================





See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             Six-Month Periods Ended
                                                                                                      June 30
                                                                                 ------------------------------------------
                                                                                             2002                 2001
                                                                                 ------------------------------------------
OPERATING ACTIVITIES:
         Net income (loss)                                                                $   336,000          $  (294,000)
         Adjustments to reconcile net income (loss) to
             net cash provided by (used in) operating activities                             (109,000)            (306,000)
         Minority interest                                                                          -              (12,000)
                                                                                 ------------------------------------------
         Net cash provided by (used in) operating activities                                  227,000             (600,000)


INVESTING ACTIVITIES:
         Purchase of property and equipment                                                   (12,000)            (122,000)
         Proceeds from sale of equipment                                                       25,000                    -
         Purchase of minority interest of Flow Traffic                                       (300,000)                   -
                                                                                 ------------------------------------------
         Net cash used in investing activities                                               (287,000)            (122,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock option                                                     -               28,000
         Dividends paid by Flow Traffic                                                             -              (50,000)
                                                                                 ------------------------------------------
         Net cash provided by (used in) financing activities                                        -              (22,000)
                                                                                 ------------------------------------------

Decrease in cash and cash equivalents                                                         (60,000)            (744,000)

Cash and cash equivalents, beginning of period                                              1,200,000            1,780,000
                                                                                 ------------------------------------------
Cash and cash equivalents, end of period                                                  $ 1,140,000          $ 1,036,000
                                                                                 ==========================================

SUPPLEMENTAL CASH FLOW INFORMATION:
         Notes payable and deferred payment portion of
         acquisition of minority interest of Flow Traffic                                 $   750,000          $         -
                                                                                 ==========================================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001.

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

On April 15, 2002, the acquisition agreement was amended in connection with the termination of employment of a former shareholder of Flow Traffic Ltd., and the Company paid $50,000 to accelerate his earn-out arrangement. On June 14, 2002, the acquisition agreement was further amended and the Company agreed to pay the second former shareholder of Flow Traffic Ltd. his earn-out of $50,000 on December 31, 2002.

Note C: Restructuring Expenses

In the first quarter of 2002, the Company accepted the resignation of its chief executive officer and down-sized its engineering staff by five and its marketing staff by two. Severance and other costs related to the restructuring totaled $268,000 in the first quarter, all of which has been paid.

In April 2002, the Company terminated a consultancy agreement with a former shareholder of Flow Traffic Ltd., who had become the Company's interim chief executive officer, paying him $60,000 in April and agreeing to pay $60,000 by September 1, 2002 and $58,000 by January 7, 2003. In addition, the Company terminated an executive agreement with its chief financial officer, and paid $28,000 in settlement costs. Total restructuring expense in the second quarter was $206,000, of which $118,000 remains to be paid.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer, and have applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope system. The majority of our revenue is derived from royalties received from Econolite Control Products, Inc., our North American distribution partner, based on their sales of traffic control products which use ISS technology. A secondary source of revenue comes from direct sales, primarily to overseas customers.

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in Form 10-KSB for the fiscal year ended December 31, 2001. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, deferred tax valuation allowance, business combination and accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances

Results of Operations (Comparison of Three-and Six-Month Periods Ended June 30, 2002 and 2001):

Revenues for the second quarter of 2002 were $2,236,000, up 45% from $1,544,000 for the same period a year ago, while revenues for the six-month period ended June 30, 2002 were $3,846,000, an increase of 29% from $2,977,000 a year ago. The increase in revenues for the second quarter was due primarily to a 61% increase in royalty income from Econolite over the comparable period in 2001. The increase was due to Econolite's continued success in selling the Solo Pro, which they introduced in January 2001. They sold 1,440 Solo Pro units in the second quarter of 2002, compared to 515 units in the comparable period in 2001. While Econolite's sales of Solo Pro have cut into sales of the older Autoscope 2004 product, their total sales revenue from ISS products increased in the second quarter. Product sales for both the second quarter and first half of 2002 also contributed to increased revenue, increasing by 19% and 39%, respectively, over the same periods a year ago. The increase in the second quarter was due primarily to a $66,000 sale to the Slovak Republic and for the first half of 2002 due to a $383,000 sale to the Chinese government.

Gross profits for the second quarter were $1,829,000, or 82% of revenue, compared to $1,190,000, or 77% of revenue, for the same period a year ago, while gross profits for the six-month period ended June 30, 2002 were $3,072,000, or 80% of revenue, compared to $2,292,000 or 77% of revenue a year ago. The margin percentage increase for the second quarter was due primarily to the greater mix of higher margin royalty income as a percentage of total revenue. The margin increase for the first half of 2002 increased over the comparable period in 2001 due primarily to a decrease in our royalty costs as a percentage of royalty income. This decrease is a result of our deriving more royalty revenue from the sale of products for which we do not pay a royalty. We do not expect that our cost of product sales relative to product sales or royalty costs relative to royalty income will change appreciably during the balance of 2002.

Operating expenses were $1,269,000 for the second quarter of 2002 compared to $1,279,000 for the same period a year ago. The decrease is due to lower employment costs resulting from the restructuring, offset in part by $206,000 in severance pay and other restructuring costs incurred in the second quarter of 2002. For the first half of 2002, operating costs were $2,741,000 compared to $2,630,000 for the first half of 2001. The increase was due primarily to severance and other restructuring costs totaling $473,000 incurred in the first and second quarters of 2002, offset in part by subsequent employment cost savings. With the restructuring behind us, we expect that operating expenses will decrease in the remaining two quarters of 2002. See Note C of the Notes to Condensed Consolidated Financial Statements for more information regarding the restructuring.

Research and development expenses were $124,000 in the second quarter of 2002 compared to $199,000 for the same period a year ago, while R & D expenses were $358,000 for the six-month period ended June 30, 2002 compared to $412,000 for the comparable period in 2001. The decrease is due to reduced activity in the R & D area in the second quarter of 2002 after completion of our latest software release at the end of the first quarter.

Other income, net was $8,000 in the second quarter of 2002 compared to $29,000 for the same period a year ago, and $11,000 for the first half of 2002 compared to $56,000 for the comparable period in 2001. The decrease in the second quarter and first half is due primarily to decreased income from rental of a specialty equipped product demonstration van that has not been rented since January 2002. The van was sold in June 2002.

We recognized no income tax benefit in 2002 or 2001. We believe it is more likely than not that the net deferred tax asset will be realized over the next three years as timing differences related to capitalized software development costs increase taxable income.

We expect to avail ourselves of net operating loss and research and development tax credit carryforwards and therefore to incur insignificant income tax expense in 2002. As of June 30, 2002, we have net operating loss carryforwards for income tax purposes of $1,882,000 and research and development tax credits of $290,000 that expire in the years 2007 through 2020.


Liquidity and Capital Resources:

Cash provided by operating activities was $191,000 for the six-month period ended June 30, 2002, compared to a use of cash of $600,000 for operating activities for the same period in 2001. In the first half of 2002, significant non-cash adjustments to net income of $336,000 include positive adjustments for depreciation and amortization of $243,000 and negative adjustments for increased receivables of $222,000 and decreased accounts payable of $250,000. In the first half of 2001, significant non-cash adjustments to a net loss of $294,000 include positive adjustments for depreciation and amortization of $255,000 and increased accounts payable of $337,000 and negative adjustments for increased receivables of $746,000 and increased inventories of $173,000.

Capital expenditures, net of $25,000 proceeds from the sale of a product demonstration van, were $251,000 for the first quarter of 2002, compared to $122,000 for the same period in 2001. The primary capital expenditure in the first half of 2002 was the acquisition of the 40% minority interest in our subsidiary, Flow Traffic Ltd. In connection with the acquisition, we incurred or will incur a $250,000 cash payment, additional future cash payments totaling $450,000, secured by letters of credit, and notes payable totaling $250,000. The additional payments of $450,000 are payable at any time between April 1, 2003 and April 30, 2003, and the letters of credit expire on April 30, 2003. The notes payable totaling $250,000 are due on demand after April 1, 2003, mature on January 7, 2007, are non-interest bearing and are unsecured. The additional future cash payments and notes payable, totaling $700,000, are included in current liabilities.

In April 2002, we paid an additional $50,000 in an accelerated earn-out payable in connection with the acquisition, as part of the settlement agreement with a former shareholder of Flow Traffic Ltd. We have accrued for and will make another accelerated earn-out payment of $50,000 in December 2002 to the other former minority shareholder. We do not expect to make other significant capital expenditures for the balance of 2002.

At June 30, 2002, we had $1,140,000 in cash and cash equivalents along with an available revolving line of credit with a bank of $500,000. Current availability on our line of credit is $50,000 with the balance used to secure the letter of credit issued to the former minority shareholders of Flow Traffic Ltd.

Management believes that our cash and investment position, anticipated cash flows from operations, and funds available through our bank line of credit will be sufficient to meet cash and working capital requirements for current operations for the remainder of the year.

PART II: OTHER INFORMATION


Item 5.           Other Information

                  The Company's subsidiary, Flow Traffic Ltd, retained Mats Johan Billow as its General Manager pursuant to an employment agreement dated June 14, 2002, filed as Exhibit 10.1 to this Quarterly Report.

                  The Company agreed to pay Mats Johan Billow an additional cash payment of $50,000 on December 31, 2002 pursuant to Amendment No. 3 to the Share Sale and Purchase Agreement dated November 28, 2001, filed as Exhibit 10.2 to this Quarterly Report.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2002.

                  Exhibit
                  Number   Description
                  -------  -----------

                  10.1 Employment Agreement effective June 14, 2002 between the Company, Flow Traffic Ltd. and Mats Johan Billow

                  10.2 Amendment No. 3, dated June 14, 2002, to Share Sale and Purchase Agreement dated November 28, 2001 among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited.

                  99.1 Cautionary Statement, incorporated herein by reference to Exhibit 99 to the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

                  99.2     Certification of Chief Executive Officer.

                  99.3     Certification of Chief Financial Officer.

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


                                 Image Sensing Systems, Inc.
                                 --------------------------------------------
                                 (Registrant)


Dated:  August 14, 2002            /s/ James Murdakes
                                 --------------------------------------------
                                 James Murdakes
                                 Chairman and Chief Executive Officer
                                 (principal executive officer)


Dated:   August 14, 2002           /s/ Arthur J. Bourgeois
                                 --------------------------------------------
                                 Arthur J. Bourgeois
                                 Chief Financial Officer
                                 (principal financial and accounting officer)