Form 10QSB
period 2002-09-30
IMAGE SENSING SYSTEMS INC
filed 2002-11-08
CIK 943034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------
                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

For the period ended September 30, 2002           Commission File Number 0-26056
---------------------------------------           ------------------------------


                           IMAGE SENSING SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Minnesota                                        41-1519168
------------------------------                ----------------------------------
State of other jurisdiction of                I.R.S. Employer Identification No.
incorporation or organization

                             500 SPRUCE TREE CENTRE
                             1600 UNIVERSITY AVE. W.
                             ST. PAUL, MN 55104-3825
         --------------------------------------------------------------
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (651) 603-7700


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

    Common Stock, $.01 Par Value -- 3,152,777 shares as of October 22, 2002.

                           IMAGE SENSING SYSTEMS, INC.

                                      INDEX


                  PART I.  FINANCIAL INFORMATION                                     Page No.
                                                                                     --------
Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets
                  September 30, 2002 and December 31, 2001                              4

                  Condensed Consolidated Statements of Operations
                  Three- and Nine-month periods ended September 30, 2002
                  and 2001                                                              5

                  Condensed Consolidated Statements of Cash Flows
                  Nine-month periods ended September 30, 2002 and 2001                  6

                  Notes to Condensed Consolidated Financial Statements                  7

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition                         9

Item 3.           Controls and Procedures                                               11

                  PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                   13

Item 6.           Exhibits and Reports on Form 8-K                                      13

                  Signatures                                                            14

                  Certifications                                                        15

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

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30, 2002           December 31,
                                                                              2002                         2001
                                                                          -------------                ------------
                                                                           (Unaudited)                    (Note)
ASSETS
Current assets:
       Cash and cash equivalents                                           $ 1,787,000                  $ 1,200,000
       Accounts receivable                                                   1,934,000                    1,589,000
       Inventories                                                             228,000                      341,000
       Prepaid expenses                                                        130,000                       88,000
       Deferred income taxes                                                    92,000                       92,000
                                                                          ------------                 ------------
Total current assets                                                         4,171,000                    3,310,000

Property and equipment, net                                                    163,000                      351,000

Other assets:
       Capitalized software development costs, net                           1,001,000                    1,195,000
       Goodwill                                                              1,050,000                       77,000
       Deferred income taxes                                                    34,000                       34,000
       Other                                                                    29,000                       37,000
                                                                          ------------                 ------------
                                                                             2,114,000                    1,343,000
                                                                          ------------                 ------------
Total assets                                                               $ 6,448,000                  $ 5,004,000
                                                                          ============                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                    $   471,000                  $   720,000
       Accrued compensation                                                    547,000                      374,000
       Notes payable                                                           700,000                            -
       Deferred revenue                                                         26,000                       40,000
                                                                          ------------                 ------------
Total current liabilites                                                     1,744,000                    1,134,000

Minority interest                                                                                            56,000

Shareholders' equity:
       Common stock                                                             32,000                       32,000
       Additional paid-in capital                                            4,600,000                    4,600,000
       Retained earnings (deficit)                                              72,000                     (818,000)
                                                                          ------------                 ------------
                                                                             4,704,000                    3,814,000
                                                                          ------------                 ------------

Total liabilities and shareholders' equity                                 $ 6,448,000                  $ 5,004,000
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

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three-Month Periods Ended               Nine-Month Periods Ended
                                                                    September 30                            September 30
                                                           -------------------------------       ---------------------------------
                                                             2002                 2001               2002                 2001
                                                           -------------------------------       ---------------------------------
REVENUE:
      Product sales                                        $   594,000          $  677,000       $  1,826,000          $ 1,562,000
      Royalties                                              1,405,000             913,000          3,947,000            2,911,000
      Consulting services                                       36,000              45,000            108,000              139,000
                                                           -------------------------------       ---------------------------------
                                                             2,035,000           1,635,000          5,881,000            4,612,000

COSTS OF REVENUE:
      Product sales                                            275,000             373,000            871,000              834,000
      Royalties                                                 77,000              62,000            214,000              219,000
      Consulting services                                       39,000              46,000             80,000              113,000
                                                           -------------------------------       ---------------------------------
                                                               391,000             481,000          1,165,000            1,166,000
                                                           -------------------------------       ---------------------------------
Gross profit                                                 1,644,000           1,154,000          4,716,000            3,446,000

OPERATING EXPENSES:
      Selling, marketing and product support                   703,000             804,000          1,926,000            2,343,000
      General and administrative                               267,000             280,000            953,000              959,000
      Research and development                                 113,000             182,000            471,000              594,000
      Restructuring                                                  -                   -            474,000
                                                           -------------------------------       ---------------------------------
                                                             1,083,000           1,266,000          3,824,000            3,896,000
                                                           -------------------------------       ---------------------------------
Income (loss) from operations                                  561,000            (112,000)           892,000             (450,000)

Other income, net                                                7,000              33,000             18,000               88,000
                                                           -------------------------------       ---------------------------------
Income (loss) before income taxes                              568,000             (79,000)           910,000             (362,000)
Income taxes                                                    14,000                   -             20,000                    -
                                                           -------------------------------       ---------------------------------
Net income (loss) before minority interest                     554,000             (79,000)           890,000             (362,000)
Minority interest                                                    -              34,000                  -               23,000
                                                           -------------------------------       ---------------------------------
Net income (loss)                                            $ 554,000          $  (45,000)      $    890,000          $  (339,000)
                                                           ===============================       =================================

Net income (loss) per common share:
     Basic                                                      $ 0.18             $ (0.01)            $ 0.28              $ (0.11)
                                                           ===============================       =================================
     Diluted                                                    $ 0.17             $ (0.01)            $ 0.28              $ (0.11)
                                                           ===============================       =================================



Weighted average number of common shares outstanding:
     Basic                                                   3,153,000           3,153,000          3,153,000            3,153,000
                                                           ===============================       =================================
     Diluted                                                 3,260,000           3,153,000          3,197,000            3,153,000
                                                           ===============================       =================================



See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     Nine-Month Periods Ended
                                                                                            September 30
                                                                                 ---------------------------------
                                                                                      2002                 2001
                                                                                 ---------------------------------

OPERATING ACTIVITIES:
         Net income (loss)                                                       $   890,000          $  (339,000)
         Adjustments to reconcile net income (loss) to
             net cash provided by (used in) operating activities                      22,000              (95,000)
         Minority interest                                                                 -              (23,000)
                                                                                 --------------------------------
         Net cash provided by (used in) operating activities                         912,000             (457,000)


INVESTING ACTIVITIES:
         Purchase of property and equipment                                          (51,000)            (154,000)
         Proceeds from sale of equipment                                              40,000                    -
         Purchase of minority interest of Flow Traffic                              (314,000)                   -
                                                                                 --------------------------------
         Net cash used in investing activities                                      (325,000)            (154,000)


FINANCING ACTIVITIES:
         Proceeds from sale of common stock                                            1,000               28,000
         Dividends paid by Flow Traffic                                                    -              (50,000)
                                                                                 --------------------------------
         Net cash provided by (used in) financing activities                           1,000              (22,000)
                                                                                 --------------------------------

Increase (decrease) in cash and cash equivalents                                     588,000             (633,000)

Cash and cash equivalents, beginning of period                                     1,199,000            1,780,000
                                                                                 --------------------------------
Cash and cash equivalents, end of period                                         $ 1,787,000          $ 1,147,000
                                                                                 ================================

SUPPLEMENTAL CASH FLOW INFORMATION:
         Notes payable and deferred payment portion of
         acquisition of minority interest of Flow Traffic, Ltd.                  $   750,000          $         -
                                                                                 ================================


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2002

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001.

Certain reclassifications have been made in the 2001 condensed consolidated statement of operations to conform to the 2002 presentation.

Note B:  Acquisition of Remaining Outstanding Shares of Flow Traffic Ltd

On January 7, 2002, the Company acquired the remaining 40% of Flow Traffic Ltd. for $950,000, plus contingent consideration related to earn-out arrangements totaling $100,000. The acquisition included a $250,000 cash payment, additional future cash payments totaling $450,000, secured by letters of credit, and notes payable totaling $250,000. The additional payments of $450,000 are payable at any time between April 1, 2003 and April 30, 2003, and the letters of credit expire on April 30, 2003, The notes payable totaling $250,000 can be prepaid before December 31, 2002, are due on demand after April 1, 2003, mature on January 7, 2007, are non-interest bearing and are unsecured.

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

In April 2002, the Company terminated a consultancy agreement with a former shareholder of Flow Traffic Ltd., who had become the Company's interim chief executive officer, paying him $60,000 in April and agreeing to pay $60,000 by September 1, 2002 and $58,000 by January 7, 2003. In addition, the Company terminated an executive agreement with its chief financial officer, and paid $28,000 in settlement costs. Total restructuring expense in the second quarter was $206,000, of which $58,000 remains to be paid.

Note D: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                       Three Months              Nine Months
                                                       Ended                     Ended
                                                       September 30, 2002        September 30, 2002
                                                       ---------------------------------------------
Numerator:
      Net income                                       $     554                 $     890
                                                       =========                 =========

Denominator:
      Shares used in basic earnings per share
         calculation                                       3,153                     3,153
      Effect of diluted securities:
         Employee and director stock options                 107                        44
                                                       ---------                 ---------
      Shares used in diluted earnings per
         share calculations                                3,260                     3,197
                                                       =========                 =========

Basic earnings per share                               $    0.18                 $    0.28
                                                       =========                 =========

Diluted earnings per share                             $    0.17                 $    0.28
                                                       =========                 =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview:

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer, and have applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope system. The majority of our revenue is derived from royalties received from Econolite Control Products, Inc., our North and Latin American distribution partner, based on their sales of traffic control products which use ISS technology. A secondary source of revenue comes from direct sales, primarily to overseas customers.

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in Form 10-KSB for the fiscal year ended December 31, 2001. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, deferred tax valuation allowance, business combination and accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances

Results of Operations (Comparison of Three-and Nine-Month Periods Ended September 30, 2002 and 2001):

Revenues for the third quarter of 2002 were $2,035,000, up 24% from $1,635,000 for the same period a year ago, while revenues for the nine-month period ended September 30, 2002 were $5,881,000, an increase of 28% from $4,612,000 a year ago. The increases in revenues for the third quarter and nine-month period were due primarily to increases in royalty income from Econolite of 54% and 36%, respectively, over the comparable periods in 2001. The increase was due to Econolite's continued success in selling the Solo Pro, which they introduced in January 2001. While Econolite's sales of Solo Pro have cut into sales of the older Autoscope 2004 product, their total sales revenue from ISS products increased in the third quarter. Product sales for the third quarter of 2002 were $594,000 compared to $677,000 for the comparable quarter in 2001. The small decrease was due to the timing of deliveries by our Asian subsidiary between the second, third and fourth quarters of 2002. Based on current backlog and October shipments, we do not believe the decrease is part of a downward trend. Product sales for the nine-month period ended September 30, 2002 were $1,826,000, up 17% over the comparable period in 2001. The increase was due primarily to improved market conditions in Asia and successfully negotiated contracts for freeway detection projects in China, Malaysia and Korea.

Gross profits for the third quarter were $1,644,000, or 81% of revenue, compared to $1,154,000, or 71% of revenue, for the same period a year ago, while gross profits for the nine-month period ended September 30, 2002 were $4,716,000, or 80% of revenue, compared to $3,446,000 or 75% of revenue a year ago. The margin percentage increase for the third quarter and nine-month period was due primarily to the greater mix of higher margin royalty income as a percentage of total revenue and a decrease in our royalty costs as a percentage of sales and royalty income. This latter decrease is a result of our deriving more sales and royalty revenue from the sale of products for which we do not pay a royalty.

Operating expenses were $1,083,000 for the third quarter of 2002 compared to $1,266,000 for the same period a year ago. The decrease is due primarily to lower employment costs resulting from the restructuring in the first half of 2002. For the first nine months of 2002, operating costs were $3,824,000 compared to $3,896,000 for the comparable period of 2001. The decrease was due primarily to employment cost savings from restructuring, offset by severance and other restructuring costs totaling $474,000 incurred in the first and second quarters of 2002. With the restructuring behind us, we expect that operating expenses for the fourth quarter will not change appreciably from the third quarter level. See Note C of the Notes to Condensed Consolidated Financial Statements for more information regarding the restructuring.

Research and development expenses were $113,000 in the third quarter of 2002 compared to $182,000 for the same period a year ago, while R & D expenses were $471,000 for the nine-month period ended September 30, 2002 compared to $594,000 for the comparable period in 2001. The decrease for the third quarter and year-to-date is due to reduced activity in the R & D area after completion of our latest software release at the end of the first quarter. We expect R & D expense to increase marginally in the fourth quarter of 2002 and first quarter of 2003 as we complete development of two new products.

Other income, net was $7,000 in the third quarter of 2002 compared to $33,000 for the same period a year ago, and $18,000 for the nine-month period ended September 30, 2002 compared to $88,000 for the comparable period in 2001. The decreases are due primarily to decreased income from rental of a specialty equipped product demonstration van that has not been rented since January 2002. The van was sold in June 2002.

Income taxes for the third quarter and nine-month period ended September 30, 2002 represent expected taxes payable by our Asian subsidiary, plus nominal state income taxes.

We expect to avail ourselves of net operating loss and research and development tax credit carryforwards and therefore to incur insignificant income tax expense in 2002. As of September 30, 2002, we have net operating loss carryforwards for income tax purposes of $1,730,000 and research and development tax credits of $278,000 that expire in the years 2007 through 2020.



Liquidity and Capital Resources:


Cash provided by operating activities was $912,000 for the nine-month period ended September 30, 2002, compared to a use of cash of $457,000 for operating activities for the same period in 2001. In the nine-month period ended September 30, 2002, significant non-cash adjustments to net income of $890,000 include positive adjustments for depreciation and amortization of $362,000 and negative adjustments for increased receivables of $342,000. In the first half of 2001, significant non-cash adjustments to a net loss of $339,000 include positive adjustments for depreciation and amortization of $384,000 and negative adjustments for increased receivables of $397,000 and increased inventories of $212,000.

Capital expenditures, net of $40,000 proceeds from the sale of two vehicles, were $51,000 for the nine-month period ended September 30, 2002, compared to $154,000 for the same period in 2001. The primary investing activity in 2002 was the acquisition of the 40% minority interest in our subsidiary, Flow Traffic Ltd. In connection with the acquisition, we paid $314,000 and will have additional future cash payments totaling $450,000, secured by letters of credit, and notes payable totaling $250,000. The additional payments of $450,000 are payable at any time between April 1, 2003 and April 30, 2003, and the letters of credit expire on April 30, 2003. The notes payable totaling $250,000 can be prepaid by December 31, 2002, are due on demand after April 1, 2003, mature on January 7, 2007, are non-interest bearing and are unsecured. The additional future cash payments and notes payable, totaling $700,000, are included in current liabilities.

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

At September 30, 2002, we had $1,787,000 in cash and cash equivalents along with an available revolving line of credit with a bank of $500,000. Current availability on our line of credit is $50,000 with the balance used to secure the letter of credit issued to the former minority shareholders of Flow Traffic Ltd.

Management believes that our cash and investment position, anticipated cash flows from operations, and funds available through our bank line of credit will be sufficient to meet cash and working capital requirements for current operations for the foreseeable future.

Item 3.   Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

          (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Part II: Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on August 7, 2002, in St. Paul, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The only matter voted on at the meeting was the election of directors.

     Director                               For             Withhold Authority

     Panos G. Michalopoulos              3,012,908                 20,960

     Richard C. Magnuson                 3,018,668                 15,200

     Richard P. Braun                    3,018,668                 15,200

     James Murdakes                      3,022,268                 11,600

     Michael G. Eleftheriou              3,021,788                 12,080


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.


          Exhibit
          Number      Description
          -------     -----------
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


                                               Image Sensing Systems, Inc.
                                         ---------------------------------------
                                                       (Registrant)


Dated:  November 8, 2002                         /s/ James Murdakes
                                         ---------------------------------------
                                         James Murdakes
                                         Chairman and Chief Executive Officer
                                         (principal executive officer)


Dated:   November 8, 2002                      /s/ Arthur J. Bourgeois
                                         ---------------------------------------
                                         Arthur J. Bourgeois
                                         Chief Financial Officer
                                         (principal financial and accounting
                                         officer)

                                 CERTIFICATIONS

      I, James Murdakes, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Image Sensing Systems, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                     By: /s/ JAMES MURKDAKES
                                               ---------------------------------
                                               James Murdakes
                                               Chief Executive Officer

                                 CERTIFICATIONS

      I, Arthur J. Bourgeois, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Image Sensing Systems, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                    By: /s/ ARTHUR J. BOURGEOIS
                                              ----------------------------------
                                              Arthur J. Bourgeois
                                              Chief Executive Officer