Form 10KSB
period 2002-12-31
IMAGE SENSING SYSTEMS INC
filed 2003-03-28
CIK 943034

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___________to ___________

                         Commission file number 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

                         MINNESOTA                                       41-1519168
                         ---------                                       ----------
              State or other jurisdiction of                   IRS Employer Identification No.
               incorporation or organization

                  500 SPRUCE TREE CENTRE
                  1600 UNIVERSITY AVE. W.
                    ST. PAUL, MN 55104                                 (651) 603-7700
               ----------------------------                            --------------
Address of principal executive offices, including zip code        Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                 Title of class

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10-KSB. [X]

         The registrant's revenues for the fiscal year ended December 31, 2002 totaled $8,085,000.

         Based on the closing price at March 12, 2003, the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $6,748,458

         The number of shares outstanding of the registrant's $.01 par value common stock, as of March 21, 2003, was 3,178,777 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our May 22, 2003 annual meeting of shareholders, which will be filed on or prior to April 30, 2003, are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Issuer Format: Yes [ ] [X] No

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "intends," "plans," "estimates" or "anticipates" or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause these differences include, but are not limited to:

         o        lack of market acceptance of our products;

         o budget constraints by government entities that purchase our products;

         o dependence on third parties for manufacturing and marketing of our products;

         o        continuing ability of our licensee to pay royalties owed;

         o        our inability to diversify our product offerings;

         o revenue fluctuations caused by our dependence on sales to governmental entities;

         o failure to secure adequate protection for our intellectual property rights;

         o failure to respond to evolving industry standards and technological changes;

         o our inability to properly manage a growth in revenue and/or production requirements;

         o our inability to meet our future additional capital requirements;

         o our inability to retain key scientific and technical personnel;

         o        control of our voting stock by insiders and

         o conditions beyond our control such as war, terrorist attacks and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by Image Sensing Systems, Inc. (ISS) are further qualified by the factors set forth in Exhibit 99.1 to this Annual Report on Form 10-KSB, under the caption "Cautionary Statement."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Image Sensing Systems, Inc. develops and markets video image processing products for implementation in advanced traffic management systems, freeway incident detection and traffic data collection. Video image processing, also known as machine vision or artificial vision, is a technology that captures and analyzes video images through the use of sophisticated algorithms and computer software combined with special purpose hardware. Combining this technology with commercially available computer hardware and video cameras, we created our core product, the Autoscope(R) Wide Area Video Vehicle Detection System. The Autoscope system converts video images of a traffic scene into digitized traffic data that may be transmitted to local or remote locations for real-time traffic management or stored for later analysis. The Autoscope system is modular, flexible and expandable and has a variety of applications in intersection control, freeway traffic management and traffic data collection. The system can be used by traffic managers for traffic control, management, planning, research and other applications and ultimately can help reduce traffic congestion, improve roadway planning and increase cost efficiencies in traffic management and control.

         ISS was incorporated in Minnesota in 1984.

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

         The Autoscope system permits users to draw detection zones on a video screen displaying the traffic scene and to derive traffic data from the portion of the image specified by the detection zones displayed on the screen. The system analyzes virtual detection zones that appear only on the video screen, not on the roadway. Each detection zone represents an area in the field of view of the camera that the system user wishes to analyze for determining the presence of vehicles or extracting other pertinent traffic data. More than 50 detection zones can be programmed per camera. The system user determines the detection zones by drawing them on a video monitor with a mouse. Different types of detection zones can be selected and may be placed anywhere in any orientation within the field of view of the cameras using the system's unique interactive graphics. The detection zones can be changed easily by using the mouse to resize, reshape or relocate the detection zones on the video monitor.

         Once a detection configuration has been created, the detector actuations can be displayed as an overlay on the video to monitor the system in operation. When a vehicle is under a detection zone, the detection zone changes in color or intensity, thereby providing visual verification of correct system operation. Measured traffic data may be displayed on the video monitor of the supervisor computer in numeric format. The traffic data may be transmitted to another host computer via modem and dial-up telephone lines, private cable, fiber optic network, direct cable connection or various other wireless communications equipment. Vehicle detection output also can be routed to intersection signal controllers. A detection signal is generated each time a vehicle crosses one of the virtual detection zones, thus enabling the system to accumulate measured traffic data in user-selected categories, such as volume, average speed, time occupancy (percent of time the detection zone is occupied), headways (time interval between vehicles), flow rate (vehicles per hour per lane) and vehicle length. Information from the system can be processed in real time or stored for later analysis.

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



Current Products

         The original Autoscope 2002 system, hosted on an industrial computer, was first marketed and sold commercially in 1991. Since that time, we have developed a number of Autoscope products, including the Autoscope 2003, Autoscope 2004, Autoscope Solo(R), Autoscope Solo Pro(TM) , Autoscope Image Sensor Camera (AIS Camera(TM)), Autoscope Solo(R) Pro NC, Autoscope 2020(TM) and Autoscope RackVision(TM). The Autoscope 2003 system, introduced in 1991, generally consisted of one to six video cameras, a flexible modular microprocessor with specialized software and circuitry, and a supervisor computer with a video monitor, keyboard and mouse. The Autoscope 2004 system, introduced in 1995, replaced the Autoscope 2003 and provided reduced cost and improved reliability for one to four camera processing. The Autoscope 2004 was modified in 1996 to meet new Conformite Europeenne (CE) safety and electromagnetic radiation product regulations required to ship product to Europe. All our products are now designed to meet CE and Federal Communications Commission requirements. The CE marking is recognized worldwide as a standard for product emissions and safety.

         The Autoscope Solo system, introduced in 1998, is a one-camera system with the camera and processor integrated in the camera housing. The Autoscope Solo Pro, introduced in 2000, upgraded the Autoscope Solo by including a zoom lens and color camera. The Autoscope Solo Pro was further upgraded in 2001 to include a hardware video compression daughter card, more memory, and an additional serial output channel to allow integration with pan-tilt units. The AIS Camera is our stand-alone camera that takes advantage of the same zoom lens and color camera as the Solo Pro. It can be used with the Autoscope 2004, Autoscope Solo Pro NC, Autoscope RackVision and Autoscope 2020 products. The Autoscope Solo Pro NC, Autoscope 2020 and Autoscope RackVision were developed to allow customers to use standard video cameras with Autoscope technology. The Autoscope 2020 was developed specifically to replace the Autoscope 2004 product. A Microsoft Windows(R)-based graphical user interface, the Autoscope Software Suite, enables the Autoscope system to be easily configured and has been translated into many local languages to encourage use worldwide. An Autoscope Software Developer's Kit is available for large projects to integrate Autoscope traffic data and video into their traffic management systems.



Product Applications and Applications UnderDevelopment

         The Autoscope system is used primarily for intersections, freeways, tunnels and traffic count stations. We are continuously exploring new uses for the Autoscope system.

         Intersection Applications. Installed at an intersection, the Autoscope system can be programmed to provide signal controllers with data including vehicle presence, traffic volume, time occupancy, vehicle speed, turning movements, queue lengths, stopped vehicles, vehicle direction, and vehicle length. This information can help signal controllers to control the flow of traffic at the intersection or provide alarms at centralized traffic control centers. For example, the Autoscope system can determine that a queue has developed at a stoplight and route that information to the intersection controller so that the signal times can be adjusted appropriately or a left turn signal phase can be engaged if a line develops at the left turn lane. In addition, the Autoscope system can be programmed so that selected detection zones detect cars moving in only one direction. This capability can be used to prevent undesired detections, such as a left-turning vehicle that has turned too sharply and is momentarily driving in the wrong lane. This capability also can be used to detect cars going the wrong way on a one-way street or the wrong way on a freeway exit ramp. The majority of all commercially installed Autoscope systems currently are being used for intersection control applications.

         Freeway and Tunnel Applications. Typical freeway traffic and tunnel information provided by the Autoscope system includes traffic volumes, time occupancy, vehicle speeds and vehicle counts of five different vehicle classes based on length. The system also can be programmed to signal an alarm if it detects stopped vehicles or the sudden onset of congestion in a detection zone, indicating a traffic incident on the freeway or in the tunnel. By placing a video camera next to a freeway on-ramp, the Autoscope system detects traffic movement on the on-ramp or in the merging area onto the freeway. The resulting data can be used to prevent a queue from developing on a side street, to control on-ramp traffic signals or to determine the capacity of a merge area for planning and control purposes.

         Traffic Information Gathering and Analysis. Traffic planners use traffic data collected by the Autoscope system at intersections and on freeways and other roadways to design roadway changes, define signal timing plans, approve commercial development plans and define the environmental impact of traffic congestion. The Autoscope system has been deployed in temporary or semi-permanent configurations as a portable detection system during road repairs, construction or resurfacing and for special studies, such as traffic data collection by a planning department, a traffic consultant or a university. The Autoscope system captures vast amounts of traffic data in its own memory or on a computer hard disk for later off-line graphing and analysis. Further flexibility is gained with the ability to videotape a section of roadway with a portable video camera and measure the traffic data off-line with the Autoscope microprocessor.

         Applications Under Development. In May 2001 we entered into an agreement with Detector Electronics Corporation (DetTronics), an international supplier of fire and gas detection products, to develop an Autoscope-based fire detection system to sell in DetTronics' marketplace. We have provided DetTronics with necessary Autoscope hardware, software and engineering assistance required by DetTronics to integrate its flame detection algorithm into Autoscope. Using the Autoscope technology, DetTronics has developed explosion-proof and non-explosion-proof video-based flame detection products. The explosion-proof product is intended for special applications such as on oil-well platforms. DetTronics has put the products through its internally designed performance tests, which are long and rigorous, and have indicated to us that the products have performed very well. Currently, the products are undergoing the required regulatory approval tests prior to the product launch. DetTronics expects the product launch, both in both its domestic and international markets, to take place in the second quarter of 2003.

Ongoing Research and Development

         We engage in ongoing research and development to reduce manufacturing costs, develop less expensive system configurations and improve product quality. We also engage in research and development to broaden current applications for the Autoscope system and to develop new products and product enhancements. The amount of our research and development cost varies depending on the allocation of engineering resources to outside projects and product support. We incurred $602,000 in research and development costs in 2002, and $961,000 in 2001. We expect our research and development costs in 2003 to be comparable to our research and development costs in 2002.

Marketing, Manufacturing and Distribution

         Our customers primarily consist of federal, state, city and county departments of transportation; road commissions; and port, turnpike, tunnel and other transportation authorities. We market and sell our products to customers both inside and outside the United States. The decision-makers within these governmental entities typically are traffic planners and government engineers, who in turn often rely on consulting firms that perform planning and feasibility studies for the governmental entities. Our products sometimes are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

         Our products are manufactured in the United States pursuant to long-term production agreements with two companies: Econolite Control Products, Inc. (Econolite) and Wireless Technology, Inc. (WTI). The production agreements are described in more detail below. We have granted Econolite an exclusive right to market the Autoscope system in North America and Latin America. We market our products outside of North America and Latin America through our wholly owned Asian subsidiary, Flow Traffic Ltd., and through agreements with 17 distributors covering countries in Europe and the Middle East. Under the distributor agreements, each distributor agrees to use its best efforts to market and sell the Autoscope system and to purchase one Autoscope demonstration system for use in its marketing efforts. The Managing Director of Flow Traffic Ltd. is responsible for the business development activities in Asia and the Managing Director of Europe is responsible for the business development activities in Europe and the Middle East. To date, we have supplied Autoscope equipment for more than 20,000 cameras in more than 50 countries around the world, including a large number of U.S. sites. We intend to continue to increase our marketing efforts internationally.

         Econolite Control Products, Inc. Econolite manufactures and markets the Autoscope system in North America and Latin America pursuant to a manufacturing, distribution and technology license agreement. Pursuant to that agreement, we have appointed Econolite as our licensee to make, have made, use, license, distribute and sell the Autoscope system and related technology in North America and Latin America. Econolite has agreed to use its best efforts to promote the sale of the Autoscope system in this territory and not to distribute products that compete with the Autoscope system. Econolite pays us a royalty on the revenue derived by Econolite from sales of the Autoscope system. Econolite has more than 70 years of experience in the traditional traffic intersection control industry and is ISO 9002 certified in its manufacture of machine vision products for the transportation management industry.

         We may terminate our agreement with Econolite if a minimum annual sales level is not met. The initial term of the agreement was 15 years, ending in 2007, and was automatically renewable thereafter for additional one-year periods unless terminated by either party upon 60 days' notice prior to the end of the initial term or any extension term. In 2001, we signed a five-year extension of our agreement with Econolite, thereby extending its term to 2012.

         Econolite's license encompasses any knowledge, information, know-how, software or devices relating to vehicle detection, whether patentable or not, that is or are licensed to us pursuant to our license agreement with the University of Minnesota (described under "Intellectual Property" below) and any knowledge, information, know-how, software, or devices relating to vehicle detection owned or licensable by us. Econolite has a right of first refusal for extension of its license to include rights related to distribution of the Autoscope system in countries outside North America and Latin America. Econolite has elected not to exercise this right of first refusal in Asia, Europe and the Middle East where ISS has established distributors to market the Autoscope system. Econolite also currently manufactures, on a non-exclusive basis, the Autoscope systems sold outside its distribution territory.

         Econolite provides a two-year warranty on the current Autoscope system and must provide all service required under this warranty. Royalty income from Econolite comprised 62% and 60% of revenues in 2002 and 2001, respectively. Our ability to maintain or increase revenue is therefore dependent on Econolite's ability to sell our products in their territory.

         Wireless Technology, Inc. In February 2002, we entered into an agreement with Econolite and WTI. Under the agreement, WTI manufactures and sells exclusively to us and Econolite as many units of the Solo Pro and AIS camera products as each of us may order from time to time, and each of us has agreed to purchase from WTI all of our respective requirements for the Solo Pro and AIS camera products for sale to end users in our respective distribution territories. The agreement does not require either us or Econolite to purchase a minimum number of units from WTI. Under the agreement, we and Econolite granted WTI a non-exclusive, non-transferable, non-assignable, royalty-free right and license to use any of our respective intellectual property as may be necessary to make, design, develop, assemble, manufacture and repair the Solo Pro and AIS camera products solely for sale to us and Econolite. WTI acquired no right, title or interest in or to our intellectual property or the Econolite intellectual property other than the foregoing limited license, nor does WTI have the right or authority to sublicense all or any portion of our intellectual property.

         We may terminate the agreement with WTI, with or without cause, upon six months' prior written notice. WTI may terminate the agreement, with or without cause, upon 12 months' prior written notice. WTI is not entitled to any further payment after termination. If we terminate the agreement with cause, WTI must deliver to us all tooling specific to production of the Solo Pro and AIS camera products. If we terminate the WTI agreement without cause, we must purchase WTI's Solo Pro and AIS inventory, including raw materials, unique parts, work in process and finished goods, for a purchase price equal to WTI's cost plus 10%, up to a maximum purchase price of $100,000.

         WTI provides a two-year warranty to us and Econolite on the Solo Pro and AIS camera products it manufactures.

Product Liability Insurance

         Econolite and WTI currently maintain $15,000,000 and $1,000,000 of product liability insurance, respectively, and we maintain $2,000,000 of product liability insurance. In addition, Econolite has agreed to indemnify us and hold us harmless from and against any losses, damages or expenses arising out of the products made or sold by Econolite pursuant to our manufacturing, distribution and technology license agreement with Econolite.

Suppliers

         Some of the component hardware incorporated in the Autoscope products are standard computer hardware products that are available from multiple sources. Other parts, such as the Autoscope microprocessor and digitizer, are manufactured to our specifications by third-party vendors for integration into our products. To date, our current vendors of these components have met our quality and performance expectations. However, we believe alternative component vendors are available should the necessity arise. Nevertheless, shortages of parts or the need to change vendors could hinder Econolite's and WTI's ability to manufacture our products, which could, in turn, decrease our revenues and harm our business.

Backlog

         Our backlog of unfulfilled firm orders from distributors was not material as of December 31, 2002 or 2001. Terms of agreements between distributors of our products and government contractors and other customers generally provide for cancellation or rescheduling of delivery in the case of backlogs. A backlog in our orders as of a particular date may not be a relevant factor in predicting our future revenue.

Intellectual Property

         The technology underlying the Autoscope system was initially developed by Dr. Panos Michalopoulos, one of our directors and a professor at the University of Minnesota, and was further developed at the University of Minnesota from 1985 to 1991 with involvement by Dr. Michalopoulos. Between 1985 and 1989, additional system developments were funded partially by the Minnesota Department of Transportation and the Federal Highway Administration. Dr. Michalopoulos has assigned all of his rights in the technology underlying the Autoscope system to us or to the University of Minnesota. The U.S. patent for aspects of the technology underlying the Autoscope system was issued in 1989 to the University of Minnesota. The University of Minnesota has perfected related patents in France, Germany and the United Kingdom.

         We entered into a license agreement with the University of Minnesota in 1991. Under the agreement, we have been granted an exclusive, worldwide license, with a right to grant sublicenses, to make, have made, use, sell and lease any product that incorporates knowledge, information, know-how, software and devices, whether patentable or not, in the possession of the University of Minnesota and related to a video vehicle detection system developed by the University of Minnesota, solely or jointly with us, including certain improvements made to this technology. In exchange for our license, we pay to the University of Minnesota:

         o a royalty of 3% of the net sales of licensed products (as defined below);

         o        50% of all site license revenue; and

         o        10% of all of our sublicensing revenue.

         For these purposes, the licensed products include that portion of any manufactured product that incorporates the technology or improvements covered by the license agreement. Site license revenue is all revenue collected by us and specifically allocable to us for granting a license to use the licensed products at a specific location or by a specific user. Sublicensing revenue is all revenue collected by us from parties to whom we grant sublicense rights to make or sell the licensed products. The University of Minnesota has retained a non-exclusive and non-transferable right to use the licensed technology for educational and research purposes. The license agreement terminates upon the termination of the patent covering the technology. The University of Minnesota may terminate the license agreement if the royalties are not paid, if there is a material breach of the agreement by us, or if we fail to use our best efforts to effect commercial sales of the licensed products. We have agreed to indemnify the University of Minnesota against all liabilities or losses arising from (1) the manufacture, use, lease or sale of a licensed product by us or a sublicensee of us, (2) a third party's use of a licensed product purchased from us or a sublicensee of us, and (3) a third party's manufacture of a licensed product at our request.

         We have sublicensed some of our rights in the Autoscope technology to Econolite pursuant to our manufacturing, distribution and technology agreement with Econolite. See "Marketing, Manufacturing and Distribution" above.

         Our technology is dependent upon the knowledge, experience and skills of our key scientific and technical personnel. To protect our rights to our proprietary know-how and technology, we require all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to any third parties. These agreements also require disclosure and assignment to us of any discoveries and inventions made by employees and consultants while they are devoted to our business activities.

         We intend to actively protect our intellectual property assets and will actively seek, when appropriate, protection for owned or licensed products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, we rely upon trade secrets and contractual arrangements to protect some of our proprietary information. We have federally registered trademark rights to "Autoscope" and "Autoscope Solo."

Competition

         Competition in the area of advanced traffic management and surveillance is growing, due in part to increased federal funding of advanced technologies under the U.S. government's national Intelligent Transportation Systems initiative, which was formally endorsed by the U.S. Congress in 1991 and was strengthened in 1998 when Congress earmarked more than $10 billion of its transportation funding bill for mitigation of congestion, highway safety, transit and other surface transportation projects for spending over the subsequent five years.

         We are aware of several companies that develop, manufacture and sell traffic management devices using machine vision technology or other advanced technology. Among the companies that provide direct competition to the Autoscope system are Traficon N.V., Peek Holding Corp., Nestor, Inc., Odetics, Inc. and Citilog. They all have working installations of their machine vision systems in the United States and other parts of the world. To our knowledge, however, these companies do not have as many installations as we have. We are aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for the Autoscope system. Nevertheless, we believe that our products have undergone more extensive field-testing and are at a more advanced stage of development than any of our competitors' products.

         Other potential competitors include Siemens AG, NEC, 3M and Honeywell; companies that have machine vision capabilities and have substantially more financial, technological, marketing, personnel and research and development resources than we have. Our products will compete not only with conventional methods of vehicle detection and traffic control, such as embedded loop detectors, but also with new technologies that may be applied to urban traffic congestion problems. Various technologies have been used as traffic sensing devices in the past and will continue to be developed for application to traffic management. These technologies include embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics, and microwaves. We estimate that more than 90% of the detector systems currently in use in the United States are embedded loop detectors. Embedded loop detectors are relatively easy to manufacture, are currently manufactured by numerous companies throughout the world, and require lower initial capital commitment than the Autoscope system.

Employees

         As of March 1, 2003, we had 27 full-time employees, eight of whom are employed by Flow Traffic Ltd., our wholly-owned subsidiary in Hong Kong. None of our employees is represented by a union. We believe our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently lease approximately 7,500 square feet of office space in St. Paul, Minnesota, pursuant to an operating lease that expires in May 2005. The lease provides for monthly payments of $10,590, and we are responsible for our proportionate share of increases in operating expenses that exceed a base rent factor. Flow Traffic Ltd. entered into a two-year tenancy agreement in February 2003 to lease 930 square feet of office space in Hong Kong for $3,200 per month. The agreement may be cancelled by Flow Traffic at any time between March 17 and April 16, 2004.

         Rent expense for both locations amounted to $173,000 in 2002 and $187, 000 in 2001. At December 31, 2002, future minimum annual lease payments total $284,000.

         We believe that our current space is adequate and do not intend to lease additional space in the United States or Asia in the near-future. If we continue to grow in Europe, we may need to lease office space and storage facilities in 2003 in Europe.

         We do not otherwise invest in real estate in any manner.

ITEM 3. LEGAL PROCEEDINGS

         During 2002, we were not involved in any legal proceedings, and we currently are not a party to any legal proceedings.

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

                                        FY 2002                   FY 2001
                                 ---------------------     ---------------------
   QUARTER                         HIGH         LOW          HIGH          LOW
-------------                    --------     --------     --------     --------
First                            $   2.49     $   1.60     $   4.19     $   2.88
Second                               2.00         1.26         4.60         1.99
Third                                4.10          .60         2.82         1.47
Fourth                               5.99         2.92         3.25         1.76

Shareholders

         As of March 21, 2003, there were 27 holders of record of our common stock and approximately 1,090 beneficial holders of our common stock.

Dividends

         We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statements of operational data as a percent of revenue:


                                                          Year Ended December 31
                                                      ------------------------------
                                                          2002               2001
                                                      ------------      ------------
Product sales                                                 36.9%             36.1%
Royalties                                                     61.7              60.0
Consulting services                                            1.4               3.9
                                                      ------------      ------------
Total revenue                                                100.0             100.0
Cost of revenue                                               23.4              31.1
                                                      ------------      ------------
Gross profit                                                  76.6              68.9
Selling, marketing and product support                        34.5              41.5
General and administrative                                    12.3              21.9
Research and development                                       7.4              14.4
Restructuring costs                                            5.9                --
                                                      ------------      ------------
Income (loss) from operations                                 16.5              (8.9)
Net income (loss)                                             14.7              (6.8)


         Product sales for 2002 increased to $2,981,000, or 36.9% of revenue, from $2,410,000, or 36.1% of revenue, in 2001. The increase was due to higher sales by our wholly-owned subsidiary in Hong Kong ($2,436,000 in 2002 compared to $1,866,000 in 2001), which is primarily attributable to greater acceptance of machine vision technology for traffic management in Asia. Royalty income increased to $4,992,000, or 61.7% of revenue, in 2002, compared to $4,010,000, or 60% of revenue, in 2001. The increase in royalty income in 2002 resulted primarily from a single large sale of Autoscope Solo Pro's by Econolite, which generated over $600,000 in royalties to ISS. Continued success by Econolite in selling the latest version of Solo Pro also contributed to increased royalty income. Revenue from consulting services decreased to $112,000, or 1.4% of revenue, in 2002 from $262,000, or 3.9% of revenue, in 2001. The majority of consulting income came from our contract with Oakland County in Michigan, which wound down in 2002. We expect very little consulting service revenue in 2003 since the Oakland County contract was completed in January 2003 and we have no current prospects for future consulting contracts.

         Gross profits were $6,194,000, or 76.6% of revenue, in 2002, compared to $4,601,000, or 68.9% of revenue, in 2001. The gross profit for 2001 was 74.4% before the write-off of Mobile Blocker inventory, a discontinued product, and write down of old style Solo inventory. Otherwise, the increase in our gross profit margin percentage was due primarily to greater royalty revenue from Econolite as a percent of total revenues. We expect the revenue mix to change marginally in 2003 if we increase product sales in Asia and Europe faster than Econolite increases royalty-generating sales in North America and Latin America. In this case, our gross profit margins will decrease since the margin on royalty income (94.6%) is significantly greater than on product sales (49.2%). However, our objective is to be less reliant on royalty income from Econolite sales.

         Selling, marketing and product support expenses were $2,787,000, or 34.5% of revenue, in 2002, compared to $2,775,000, or 41.5% of revenue, in 2001. The small increase in total dollars expended resulted primarily from increased spending for sales and marketing personnel and other business development costs related to our international business, mostly offset by reduced spending for the discontinued Mobile Blocker product. We expect selling, marketing and product expenses to increase marginally as we add sales personnel in both Europe and Asia in 2003.

         General and administrative expenses were $991,000, or 12.3% of revenue, in 2002, compared to $1,461,000, or 21.9% of revenue, in 2001. The decrease was due primarily to cost cutting in 2002, eliminating one executive in Asia, reducing executive pay and travel and lowering office rental costs by renegotiating our lease for less space.

         Research and development expenses totaled $602,000, or 7.4% of revenue, in 2002 compared to $961,000, or 14.4% of revenue, in 2001. The decrease resulted primarily from the fact that we focused on the development or enhancements of machine vision products in 2002, and had no development cost related to the Mobile Blocker product that was discontinued in early 2002. We do not expect research and development expenses to change significantly in 2003

         Restructuring costs totaled $474,000 in 2002 and represent severance pay for employees that resigned or were terminated in the first and second quarters of 2002. No additional payments to these former employees are required to be made by us.

         Income taxes were $174,000 in 2002 compared to $2,000 in 2001.There was a tax provision for 2002 as we were not able to fully utilize operating loss carryovers to offset taxable income. There was no tax provision in 2001, except for minimum state income taxes. We expect our effective income tax rate in 2003 to remain lower than the federal statutory rate as we utilize the remaining operating loss and research and development tax credit carryovers.

         Net income was $1,192,000 in 2002, compared to a net loss of $455,000 in 2001 due to the factors discussed above.

Liquidity and Capital Resources

         At December 31, 2002, we had $2,625,000 in cash and cash equivalents, compared to $1,200,000 at December 31, 2001. We had working capital of $3,081,000, and a ratio of current assets to current liabilities of 3.0 to 1 at December 31, 2002, compared to $2,176,000 and 2.9 to 1, respectively, at the end of 2001.

         Net cash provided by operating activities was $2,004,000 in 2002, compared to a use of cash of $374,000 in 2001. The increase was due primarily to a return to profitability in 2002 compared to a loss in 2001 and more efficient use of working capital.

         On January 7, 2002, we acquired the 40% minority-owned interest of Flow Traffic, making it a wholly-owned subsidiary of ISS. The consideration for this acquisition included a $250,000 cash payment, additional future cash payments totaling $450,000, secured by letters of credit, and notes payable totaling $250,000. The additional payments of $450,000 are payable at any time between April 1, 2003 and April 30, 2003, and the letters of credit expire on April 30, 2003. The notes payable totaling $250,000 were due on demand after April 1, 2003, were non-interest bearing and unsecured and were convertible to 100,000 shares of ISS common stock at $2.50 per share. To preclude conversion of the notes to common stock, ISS prepaid the notes in December 2002.

         Availability on our line of credit is currently $50,000, but will increase to $500,000 when the letters of credit issued to former Flow Traffic minority shareholders are drawn down in April 2003.

         We believe that cash and cash equivalents on hand at December 31, 2002, our $500,000 revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements through 2003.

Off-Balance Sheet Arrangements

         ISS has no off-balance sheet arrangements.

Critical Accounting Policies

         Goodwill. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets." SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that the assets be tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our Flow Traffic subsidiary and will be tested for impairment on December 31 of each year. The impairment test requires us to estimate the fair value of our subsidiary and then compare this fair value to the carrying value. If carrying value exceeds fair value, the excess is recorded as an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic. No impairment of goodwill was noted as of December 31, 2002

         Revenue recognition. Royalties from the sale of products by a sublicensee are recorded upon shipment by the sublicensee. Revenue from direct and distributor product sales are recorded upon shipment. Consulting fees are recorded as earned.

         Income taxes. Income taxes are accounted for under the liability method. Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimate of our future sources of taxable income and the expected timing of temporary difference reversals.

New Accounting Pronouncements

         In June 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date we commit to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement is not expected to have a material impact on our financial position or results of operation.

         In December 2002 the FASB issued Statement 148 (FAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." FAS 148 amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation." Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on our financial position or results of operation.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for us beginning the quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           IMAGE SENSING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31
                                                                       --------------------------------
                                                                           2002              2001
                                                                       --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $    2,625,000    $    1,200,000
   Accounts receivable, net of allowance for returns and doubtful
   accounts of $47,000 ($41,000 in 2001)                                    1,417,000         1,589,000
   Inventories                                                                174,000           341,000
   Prepaid expenses                                                           123,000            88,000
   Deferred income taxes                                                      267,000            92,000
                                                                       --------------    --------------
Total current assets                                                        4,606,000         3,310,000

Property and equipment:
   Furniture and fixtures                                                     188,000           181,000
   Leasehold improvements                                                     103,000           107,000
   Equipment                                                                1,353,000         1,444,000
                                                                       --------------    --------------
                                                                            1,644,000         1,732,000
   Accumulated depreciation                                                (1,477,000)       (1,381,000)
                                                                       --------------    --------------
                                                                              167,000           351,000
Deferred income taxes                                                                            34,000
Goodwill                                                                    1,050,000            85,000
Other assets                                                                   29,000            29,000
Capitalized software development costs, net of
accumulated amortization of $867,000 ($607,000 in 2001)                       937,000         1,195,000
                                                                       --------------    --------------
TOTAL ASSETS                                                           $    6,789,000    $    5,004,000
                                                                       ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $      412,000    $      720,000
   Due to former shareholders of subsidiary                                   450,000
   Accrued compensation                                                       546,000           374,000
   Income taxes payable                                                       104,000
   Deferred revenue                                                            13,000            40,000
                                                                       --------------    --------------
Total current liabilities                                                   1,525,000         1,134,000

Deferred income taxes                                                         141,000

Minority Interest                                                                                56,000

Shareholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 5,000,000
      Issued and outstanding - none
   Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding - 3,176,340 (3,153,340 in 2001)                   32,000            32,000
   Additional paid-in capital                                               4,717,000         4,600,000
   Retained earnings (deficit)                                                374,000          (818,000)
                                                                       --------------    --------------
Total shareholders' equity                                                  5,123,000         3,814,000
                                                                       --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    6,789,000    $    5,004,000
                                                                       ==============    ==============

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               Year ended December 31
                                                           -------------------------------
                                                                2002            2001
                                                           --------------   --------------
Revenue:
   Product sales                                           $    2,981,000   $    2,410,000
   Royalties                                                    4,992,000        4,010,000
   Consulting services                                            112,000          262,000
                                                           --------------   --------------
                                                                8,085,000        6,682,000
Cost of revenue:
   Product sales                                                1,514,000        1,613,000
   Royalties                                                      268,000          285,000
   Consulting services                                            109,000          183,000
                                                           --------------   --------------
                                                                1,891,000        2,081,000
                                                           --------------   --------------
Gross profit                                                    6,194,000        4,601,000

Operating expenses:
   Selling, marketing and product support                       2,787,000        2,775,000
   General and administrative                                     991,000        1,461,000
   Research and development                                       602,000          961,000
   Restructuring costs                                            474,000
                                                           --------------   --------------
                                                                4,854,000        5,197,000
                                                           --------------   --------------
Income (loss) from operations                                   1,340,000         (596,000)

Other income                                                       26,000          115,000
                                                           --------------   --------------
Income (loss) before income taxes                               1,366,000         (481,000)
Income taxes                                                      174,000            2,000
                                                           --------------   --------------
Income (loss) before minority interest                          1,192,000         (483,000)
Minority interest                                                                   28,000
                                                           --------------   --------------
Net income (loss)                                          $    1,192,000   $     (455,000)
                                                           ==============   ==============

Net income (loss) per share:
   Basic                                                   $         0.38   $        (0.14)
   Diluted                                                           0.37            (0.14)

Weighted average number of common shares outstanding
   Basic                                                        3,155,000        3,148,000
   Diluted                                                      3,252,000        3,148,000


See accompanying notes.

                           IMAGE SENSING SYSTEMS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                                      Year ended December 31
                                                                                 --------------------------------
                                                                                      2002              2001
                                                                                 --------------    --------------
OPERATING ACTIVITIES:
Net income (loss)                                                                $    1,192,000    $     (455,000)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
   Depreciation                                                                         161,000           216,000
   Amortization                                                                         258,000           262,000
   Loss on disposal of equipment                                                         49,000
   Minority interest in subsidiary's earnings                                                             (28,000)
   Tax benefit from disqualifying disposition                                            63,000
   Changes in operating assets and liabilities:
      Receivables                                                                       172,000          (646,000)
      Inventories                                                                       152,000            29,000
      Prepaid expenses                                                                    8,000            21,000
      Accounts payable                                                                 (308,000)          287,000
      Accrued compensation                                                              172,000             9,000
      Income taxes payable                                                              104,000
      Deferred revenue                                                                  (27,000)          (69,000)
                                                                                 --------------    --------------
Net cash provided by (used in) operating activities                                   1,996,000          (374,000)

INVESTING ACTIVITIES:
   Acquisition of subsidiary                                                           (614,000)
   Dividend paid by subsidiary                                                                            (50,000)
   Purchases of property and equipment                                                  (54,000)         (184,000)
   Proceeds from sale of property and equipment                                          43,000
                                                                                 --------------    --------------
Net cash used in investing activities                                                  (625,000)         (234,000)

FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                    54,000            28,000
                                                                                 --------------    --------------
Net cash provided by financing activities                                                54,000            28,000
                                                                                 --------------    --------------
Increase (decrease) in cash                                                           1,425,000          (580,000)

Cash and cash equivalents at beginning of year                                        1,200,000         1,780,000
                                                                                 --------------    --------------
Cash and cash equivalents at end of year                                         $    2,625,000    $    1,200,000
                                                                                 ==============    ==============

SUPPLEMENTAL DISCLOSURE:
  Notes payable portion of acquisition of minority interest of subsidiary        $      450,000
  Income taxes paid                                                              $       10,000    $        2,000

See accompanying notes.

                           IMAGE SENSING SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         ADDITIONAL      RETAINED
                                            SHARES          COMMON         PAID-IN       EARNINGS
DESCRIPTION                                 ISSUED          STOCK          CAPITAL       (DEFICIT)         TOTAL
--------------------------------------   ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2000                3,143,400    $     32,000    $  4,572,000   $   (363,000)   $  4,241,000

Common stock issued for options and
warrants exercised                              9,940                          28,000                         28,000
Net loss                                                                                    (455,000)       (455,000)
                                         ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2001                3,153,340          32,000       4,600,000       (818,000)      3,814,000

Tax benefit from disqualifying
disposition                                                                    63,000                         63,000
Common stock issued for options
exercised                                      23,000                          54,000                         54,000
Net income                                                                                 1,192,000       1,192,000
                                         ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2002                3,176,340    $     32,000    $  4,717,000   $    374,000    $  5,123,000
                                         ============    ============    ============   ============    ============


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Image Sensing Systems, Inc. ("ISS") develops and markets video image processing technology and products for use in advanced traffic management systems and traffic data collection. ISS sells its products primarily to foreign distributors of its products and also receives a royalty for sales made by a sublicensee to North America and Latin American distributors. ISS also provides technical expertise in image processing, hardware and software design, and traffic management and control. ISS's products are used primarily by governmental entities.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ISS and its wholly-owned subsidiary, Flow Traffic Ltd. (Flow Traffic) located in Hong Kong. All significant inter-company transactions and accounts have been eliminated in consolidation.

REVENUE RECOGNITION

Royalties from the sale of products by a sublicensee are recorded upon shipment by the sublicensee. Revenue from direct and distributor product sales are recorded upon shipment. Consulting fees are recorded as earned.

CASH AND CASH EQUIVALENTS

ISS considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. Investments classified as cash equivalents consist of commercial paper. The market value of these investments approximates cost at December 31, 2002 and 2001.

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

ADVERTISING

Advertising and promotion costs are expensed as incurred and amounted to approximately $140,000 and $224,000 in the fiscal years ended December 31, 2002 and 2001, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates.

GOODWILL

Effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets." SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives and requires that the assets be tested for impairment annually or whenever an impairment indicator arises. ISS's goodwill relates to its Flow Traffic subsidiary and will be tested for impairment on December 31 of each year. Effective January 1, 2002, we discontinued the amortization of goodwill. No impairment of goodwill was noted as of December 31, 2002.

The pro forma effect of adopting SFAS 142 on net income and net income per share for the year ended December 31, 2001 as compared to actual results for the year ended December 31, 2002 was insignificant.

IMPAIRMENT OF LONG-LIVED ASSETS

ISS records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such losses were recorded in 2002 or 2001.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.

SOFTWARE DEVELOPMENT COSTS

ISS capitalizes software development costs, including significant product enhancements, upon the establishment of technological feasibility for the product and concludes when the product is available for release to distributors. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue or royalties, estimated economic life, and changes in software and hardware technology. ISS amortizes software development costs based on projected revenue, with minimum annual amortization based on a seven-year life using the straight-line method.

FOREIGN CURRENCY

All assets and liabilities of the Flow Traffic are translated from the foreign currency to U.S. dollars at period-end rates of exchange, while the statement of income is translated at the average exchange rates during the period. Accumulated translation adjustments are not material.

NET INCOME (LOSS) PER SHARE

ISS's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

For the year ended December 31, 2002, 97,000 common share equivalents were included in the computation of diluted net income per share. For the year ended December 31, 2001, no common share equivalents were included in the computation of diluted net loss per share. If ISS had reported net income in the year ended December 31, 2001, 20,000 common share equivalents would have been included in the computation of net income per share.

Options to purchase 298,000 and 484,000 shares of common stock with a weighted average exercise price of $3.87 and $4.57 were outstanding at December 31, 2002 and 2001, but were not included in the computation of diluted net earnings
(loss) per share because the exercise price exceeded the average market price of the common shares during the period.

STOCK OPTIONS

Stock options issued to employees are accounted for under the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income
(loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if ISS had applied the fair value method of accounting for stock options under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (in thousands, except per share data):

                                                                 2002              2001
                                                             --------------    --------------
        Net income (loss), as reported                       $    1,192,000    $     (455,000)
        Deduct:  Total stock-based employee
             compensation expense determined under the
             fair value method for all awards, net of
             related tax effects                                   (387,000)         (234,000)
                                                             --------------    --------------
        Pro-forma net income (loss)                          $      805,000    $     (689,000)
                                                             ==============    ==============

        Income (loss) per share:
             Basic - as reported                             $          .38    $         (.14)
             Basic - pro forma                                         (.22)
                                                                                          .26

             Diluted - as reported                           $          .37    $         (.14)
             Diluted - pro forma                                       (.22)
                                                                                          .25


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 136% in 2002 and 74.2% in 2001; risk-free interest rate of 4.25% in 2002 and 4.82% in 2001; and expected life of 10 years for all years presented.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date ISS commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement is not expected to have a material impact on our financial position or results of operation.

In December 2002 the FASB issued Statement 148 (FAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." FAS 148 amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation." Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on ISS's financial position or results of operation.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for ISS for its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on ISS's consolidated financial position or results of operations

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITION

On January 7, 2002, ISS acquired the remaining 40% of Flow Traffic Ltd. The acquisition included a $250,000 cash payment, additional future cash payments totaling $450,000, secured by letters of credit, and notes payable totaling $250,000. The additional payments of $450,000 are payable at any time between April 1, 2003 and April 30, 2003, and the letters of credit expire on April 30, 2003. The notes payable totaling $250,000 would have been due on demand after April 1, 2003, were non-interest bearing and unsecured and were convertible into a total of 100,000 shares of ISS common stock at $2.50 per share. To preclude conversion of the notes to common stock, ISS prepaid the notes in December 2002.

An additional $100,000 was paid in 2002 to the former shareholders related to earn-out arrangements.

3. INVENTORY

Cost of revenue for 2001 product sales included a write-off of $368,000 of obsolete inventory.

4. CREDIT FACILITY

ISS has a credit agreement that provides up to $500,000 in short-term borrowings at 1.25% over the prime rate (effective rate of 5.50% at December 31, 2002). The agreement limits the amount of short-term borrowings to 65% of eligible receivables and is reduced by outstanding letters of credit which were $450,000 at December 31, 2002. Substantially all assets are pledged as collateral on the borrowings. The credit agreement further includes covenants that relate to certain financial statement ratios and restrictions. ISS had no outstanding borrowings in 2002 or 2001.

5. LEASE COMMITMENT

ISS rents office space and equipment under operating lease agreements expiring at various dates through April 2006. The leases provide for monthly payments of $10,000 and ISS is responsible for its proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $173,000 in 2002 and $187, 000 in 2001.

Future minimum annual lease payments under noncancelable operating leases are as follows for the years ending December 31:

                  2003                           $    122,000
                  2004                                 93,000
                  2005                                 58,000
                  2006                                 11,000


6. INCOME TAXES

Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ISS's deferred tax assets and liabilities are as follows:

                                                         December 31
                                                     2002            2001
                                                 ------------    ------------
Deferred tax assets:
   Accrued compensation                          $     16,000    $     23,000
   Inventory reserve                                       --         126,000
   Alternative minimum tax credits                     22,000              --
   Research and development tax credits               289,000         290,000
   Net operating loss carry forward                   219,000         548,000
   Less valuation allowance                          (124,000)       (458,000)
   Other                                               50,000          39,000
                                                 ------------    ------------
                                                      472,000         568,000
Deferred tax liabilities:
   Capitalized software development costs             346,000         442,000
                                                 ------------    ------------
      Net deferred taxes                         $    126,000    $    126,000
                                                 ============    ============

ISS has net operating loss carry forwards for income tax purposes of $593,000 and research and development tax credits of $289,000 that expire in the years 2007 through 2021.

Deferred tax assets have been offset by a valuation allowance as deemed necessary based on ISS's estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

There are $204,000 in undistributed earnings of ISS's wholly-owned foreign subsidiary at December 31, 2002.

The components of income tax expense are as follows for the years ended December 31, 2002 and 2001:

                                          Year Ended December 31
                                           2002          2001
                                       ------------   ------------
        Current:
          Federal                      $     85,000             --
          State                              54,000   $      4,000
          Foreign                            35,000         (2,000)
                                       ------------   ------------
                                            174,000          2,000
                                       ------------   ------------
        Deferred:
          Federal                                --             --
          State                                  --             --
          Foreign                                --             --
                                       ------------   ------------
                                                 --             --
                                       ------------   ------------
        Total income tax expense       $    174,000   $      2,000
                                       ============   ============

A reconciliation of income taxes to the statutory federal rate is as follows:


                                                         December 31
                                                     2002            2001
                                                 ------------    ------------
Federal tax (benefit) statutory rate             $    465,000    $   (163,000)
State taxes net of federal benefit                     36,000         (19,000)
Research and development tax credits                  (10,000)        (45,000)
Effect of lower rates for Flow Traffic Ltd.           (70,000)         22,000
Change in valuation allowance                        (334,000)        242,000
Other                                                  87,000         (35,000)
                                                 ------------    ------------
Income taxes                                     $    174,000    $      2,000
                                                 ============    ============

7. LICENSING

The United States patent for some aspects of the technology underlying ISS's Autoscope system was issued in 1989 to the University of Minnesota. ISS has an exclusive worldwide license from the University of Minnesota for that technology and pays royalties to the University of Minnesota in exchange for such license. Royalty expense under the agreement was $268,000 in 2002 and $285,000 in 2001.

ISS has sublicensed the right to manufacture and market the Autoscope technology in North America and Latin America to Econolite Control Products, Inc., of Anaheim, California and receives royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by ISS outside of North America and Latin America. ISS recognized royalty income from this agreement of $4,992,000 in 2002 and $4,010,000 in 2001. Accounts receivable from Econolite were $1,175,000 and $1,276,000 at December 31, 2002 and 2001, respectively.

8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

ISS derived the following percentages of its net revenues from the following geographic regions:

                                                         2002           2001
                                                        -------        ------
    Asia Pacific                                          30%           28%
    Europe                                                 6%            5%
    North America                                         64%           67%

Royalty income from Econolite Control Products, Inc. comprised 62% and 60% of revenues in 2002 and 2001, respectively.

9. RETIREMENT PLAN

Substantially all employees of ISS are eligible to participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan. ISS may make discretionary contributions to the plan. No discretionary contributions were made by ISS in 2002 and 2001.

10. EMPLOYMENT AGREEMENT

ISS has an employment agreement with the Managing Director of Flow Traffic which provides for a minimum salary, performance bonuses and severance pay in the event of involuntary termination of $203,000.

11. STOCK OPTIONS

In February 1995, ISS adopted the 1995 Long-Term Incentive and Stock Option Plan (the "1995 Plan"), which provides for the granting of incentive (ISO) and non-incentive (NSO) stock options, stock appreciation rights, restricted stock awards and performance awards to officers, directors, employees, consultants and independent contractors of ISS and its subsidiaries. The following table summarizes stock option activity for 2002 and 2001:

                                             PLAN                                                                  WEIGHTED
                                            OPTIONS                                              NON-PLAN          AVERAGE
                                           AVAILABLE                  PLAN OPTIONS                OPTIONS        EXERCISE PRICE
                                           FOR GRANT                  OUTSTANDING               OUTSTANDING        PER SHARE
                                         --------------    --------------------------------    --------------    ---------------
                                                                ISO               NSO
                                         --------------    --------------    --------------    --------------    --------------
Balance at December 31, 2000                     98,640           323,120            30,600           379,440    $         3.68
   Options reserved under the Plan              420,000
   Granted                                      (28,000)           28,000                                                  4.13
   Exercised                                     (9,940)                                                                   2.83
   Canceled                                      62,160           (52,560)           (9,600)                               3.11
                                         --------------    --------------    --------------    --------------    --------------
Balance at December 31, 2001                    552,800           288,620            21,000           379,440              3.93
   Granted                                     (384,700)          191,700           193,000             9,600              1.86
   Exercised                                     (1,000)          (22,000)                                                 2.35
   Canceled                                     187,100          (172,100)          (15,000)         (120,000)             4.62
                                         --------------    --------------    --------------    --------------    --------------
Balance at December 31, 2002                    355,200           307,220           199,000           247,040    $         2.62
                                         ==============    ==============    ==============    ==============    ==============

The following table summarizes information about the stock options outstanding at December 31, 2002.

                                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             ------------------------------------------------------   -----------------------------------
                                                WEIGHTED AVERAGE     WEIGHTED                               WEIGHTED
      RANGE OF                   NUMBER             REMAINING        AVERAGE              NUMBER             AVERAGE
    EXERCISE PRICE             OUTSTANDING      CONTRACTUAL LIFE   EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
--------------------------   ----------------   ----------------   ----------------   ----------------   ----------------
     $1.30 - 1.99                     251,000          9.4 years   $           1.48             34,200   $           1.34
      2.00 - 2.99                     263,940          6.9 years               2.50            242,940               2.52
      3.00 - 3.99                     204,320          3.7 years               3.81            192,320               3.85
        Over 4.00                      34,000          7.8 years               4.72             34,000               4.72
-----------------            ----------------   ----------------   ----------------   ----------------   ----------------
     $1.30 - 7.50                     753,260          6.9 years   $           2.62            503,460   $           3.09
=================            ================   ================   ================   ================   ================

Options expire at various dates through 2012. The weighted average fair value of options granted during 2002 and 2001 was $1.81 and $1.63, respectively.

               Report of Independent Certified Public Accountants

Shareholders and Board of Directors

IMAGE SENSING SYSTEMS, INC.

We have audited the accompanying consolidated balance sheet of Image Sensing Systems, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Flow Traffic Ltd., a wholly-owned subsidiary, which statements reflect total assets of $963,000 as of December 31, 2002, and total revenues of $2,436,000 for the year then ended. Those statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to data included for Flow Traffic Ltd., is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. and subsidiary at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ Grant Thornton LLP

Minneapolis, Minnesota
February 21, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors

IMAGE SENSING SYSTEMS, INC.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Flow Traffic Ltd., a 60%-owned subsidiary, which statements reflect total assets of $638,000 as of December 31, 2001, and total revenues of $1,866,000 for the year then ended. Those statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to data included for Flow Traffic Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 8, 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 8, 2003, ISS engaged Grant Thornton LLP as its new independent accountants, commencing with the audit for the fiscal year ended December 31, 2002, and thereby dismissed Ernst & Young LLP. The decision to change independent accountants was approved by the Board of Directors of ISS.

         The reports of Ernst & Young LLP on ISS's financial statements for the past two years ended December 31, 2001 and December 31, 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audits for the fiscal years ended December 31, 2001 and December 31, 2000 and all interim periods preceding the dismissal, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the financial statements for such years. During the fiscal years ended December 31, 2001 and December 31, 2000 and all subsequent interim periods and to January 8, 2003, the date of dismissal, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         During the fiscal years ended December 31, 2001 and December 31, 2000 and to January 8, 2003, ISS has not consulted with Grant Thornton LLP on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on ISS's financial statements, or the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

         ISS reported the change in accountants on Form 8-K on January 9, 2003. The Form 8-K contained a letter from Ernst & Young LLP, addressed to the Securities and Exchange Commission, stating that it agreed with the statements concerning Ernst & Young LLP in such Form 8-K.



                                    PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2003 annual meeting of shareholders to be filed on or before April 30, 2003, are incorporated into this Form 10-KSB by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" in our definitive proxy statement for the 2003 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The section entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2003 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

         EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2002, about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

                                                                                            Number of shares
                                      Number of shares                                     remaining available
                                     to be issued upon          Weighted-average         for future issuance under
                                       exercise of             exercise price of        equity compensation plans
                                    outstanding options,      outstanding options,     (excluding shares reflected
         Plan Category              warrants and rights       warrants and rights         in the first column)(2)
-------------------------------     --------------------     ----------------------    -----------------------------
         Equity compensation                 753,260                     $ 2.62                        355,200
plans approved by
shareholders(1)
                                       -------------            ---------------            -------------------
         Equity compensation                      --                         --                             --
plans not approved by
shareholders
                                       -------------            ---------------            -------------------
         Total                               753,260                    $  2.62                        355,200
                                       -------------            ---------------            -------------------

          (1) Includes shares underlying stock options and warrants under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan and non-qualified stock options granted outside the 1995 Plan between 1996 and 2000 to current and former members of the Board of Directors.

         (2) The 355,200 shares available for grant under the 1995 Long-Term Incentive and Stock Option Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2003 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      List of documents filed as part of the report:

Exhibit
No.       Description

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

10.7      Office Lease Agreement by and between Spruce Tree Centre L.L.P. and
          ISS, dated November 24, 1998, incorporated by reference to Exhibit
          10.18 to ISS's annual report on Form 10-KSB for the year ended
          December 31, 1998.

10.8*     Executive Employment Agreement dated June 12, 2000, between ISS and
          William L. Russell, incorporated by reference to Exhibit 10.21 to ISS's quarterly report on Form 10-QSB for the quarter ended June 30, 2000.

10.9* 1995 Long-Term Incentive and Stock Option Plan, amended and restated through May 17, 2001, incorporated by reference to Exhibit 10.10 to ISS's annual report on Form 10-KSB for the year ended December 31, 2001.

10.10     Distribution Agreement dated April 20, 2001, between ISS and Wireless
          Technology, Inc., incorporated by reference to ISS's quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

10.11     Extension and Second Modification dated July 13, 2001, to
          Manufacturing, Distributing and Technology License Agreement dated
          June 11, 1991, between ISS and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.12 to ISS's annual report on Form 10-KSB for the year ended December 31, 2001.

10.12     Definitive Agreement dated July 20, 2001, between ISS and Detector
          Electronics Corporation, incorporated by reference to ISS's quarterly report on Form 10-QSB for the quarter ended September 30, 2001.

10.13 Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place
          Limited, incorporated by reference to Exhibit 10.10 to ISS's annual report on Form 10-KSB for the year ended December 31, 2001.

10.14     Amendment No. 1 dated as of December 31, 2001, to Shares Sale and
          Purchase Agreement dated November 28, 2001, among ISS and Berkeley
          Development Limited, Mats Johan Billow and Grove Place Limited, incorporated by reference to Exhibit 10.15 to ISS's annual report on Form 10-KSB for the year ended December 31, 2001.

10.15* Settlement and Release Agreement dated February 11, 2002 between ISS and William L. Russell, incorporated by reference to Exhibit 10.18 to ISS's annual report on Form 10-KSB for the year ended December 31, 2001.

10.16* Employment Arrangement between ISS and Anthony H. Gould, incorporated by reference to Exhibit 10.19 to ISS's annual report on Form 10-KSB for the year ended December 31, 2001.

10.17     Production Agreement dated February 14, 2002, among ISS, Wireless
          Technology, Inc. and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.20 to ISS's annual report on Form 10-KSB for the year ended December 31, 2001

10.18*    Consultant Agreement effective May 1, 2003 between ISS and Art
          Bourgeois, incorporated by reference to Exhibit 10.1 to ISS's quarterly report on Form 10-QSB for the quarter ended March 31, 2002.

10.19*    Employment Agreement effective June 14, 2002 between ISS, Flow Traffic
          Ltd. and Mats Johan Billow, incorporated by reference to Exhibit 10.1 to ISS's quarterly report on Form 10-QSB for the quarter ended June
          30, 2002.

10.20     Amendment No. 3, dated June 14, 2002, to share Sale and Purchase
          Agreement dated November 28, 2001 among ISS and Berkeley Development
          Limited, Mats Johan Billow and Grove Place Limited, incorporated by reference to Exhibit 10.2 to ISS's quarterly report on Form 10-QSB for the quarter ended June 30, 2002.

16        Letter from Ernst & Young LLP to the Securities and Exchange
          Commission dated January 8, 2003, incorporated by reference to Exhibit
          16 to ISS's Current Report on form 8-K filed on January 9, 2003.

21        List of Subsidiaries of ISS.

23.1      Consent of Grant Thornton LLP

23.2      Consent of Ernst & Young LLP.

24        Power of Attorney (included on signature page).

99.1      Cautionary Statement.

99.2      Certification of Chief Executive Officer

99.3      Certification of Chief Financial Officer

* Management contract or compensatory plan or arrangement.

No Current Reports on form 8-K were filed during the fourth quarter of 2002. On January 9, 2003, we filed a Current Report on form 8-K disclosing a change in our independent accountants.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based upon this evaluation, the principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to ISS required to be included in our periodic filings with the Securities and Exchange Commission.

         There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

IMAGE SENSING SYSTEMS, INC.

/s/ James Murdakes                                        Date: March 28, 2003
-------------------------------------------------         --------------------
By: James Murdakes, President and Chief
    Executive Officer

                                POWER OF ATTORNEY

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-KSB appears below hereby constitutes and appoints James Murdakes and Arthur J. Bourgeois, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this report on Form 10-KSB or the amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


  /s/ James Murdakes                                       Date: March 28, 2003
  -----------------------------------------------------    --------------------
  By:   James Murdakes
        President and Chief Executive Officer, Chairman
        of the Board of Directors (Principal
        Executive Officer)

  /s/ Arthur J. Bourgeois                                  Date: March 28, 2003
  -----------------------------------------------------    --------------------
  By:   Arthur J. Bourgeois
        Chief Financial Officer (Principal Financial
        & Accounting Officer)

  /s/ Panos G. Michalopoulos                               Date: March 28, 2003
  -----------------------------------------------------    --------------------
  By:   Panos G. Michalopoulos
        Director

  /s/ Richard P. Braun                                     Date: March 28, 2003
  -----------------------------------------------------    --------------------
  By:   Richard P. Braun
        Director

  /s/ Richard C. Magnuson                                  Date: March 28, 2003
  -----------------------------------------------------    --------------------
  By:   Richard C. Magnuson
        Director

  /s/ Michael Eleftheriou                                  Date: March 28, 2003
  -----------------------------------------------------    --------------------
  By:   Michael Eleftheriou
        Director

                                 CERTIFICATIONS

      I, James Murdakes, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Image Sensing Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                By: /s/ JAMES MURDAKES
                                        ---------------------------------------

                                        James Murdakes
                                        Chief Executive Officer

                                 CERTIFICATIONS

         I, Arthur J. Bourgeois, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Image Sensing Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                         By: /s/  ARTHUR J. BOURGEOIS
                                                -------------------------------

                                                Arthur J. Bourgeois
                                                Chief Financial Officer