Form 10QSB
period 2003-03-31
IMAGE SENSING SYSTEMS INC
filed 2003-04-29
CIK 943034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________ to _________


Commission file number: 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                                              41-1519168
-------------------------------------                         --------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer Identification No.)
incorporation or organization)

                             500 SPRUCE TREE CENTRE
                             1600 UNIVERSITY AVE. W.
                             ST. PAUL, MN 55104-3825
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (651) 603-7700
                  --------------------------------------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value, 3,181,277 shares as of April 17, 2003.

                           IMAGE SENSING SYSTEMS, INC.

                                TABLE OF CONTENTS


        PART I.  FINANCIAL INFORMATION                                    Page No.
                                                                         ----------

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        March 31, 2003 and December 31, 2002                                      4

        Condensed Consolidated Statements of Operations for the
        three-month periods ended March 31, 2003 and 2002                         5

        Condensed Consolidated Statements of Cash Flows for the
        three-month periods ended March 31, 2003 and 2002                         6

        Notes to Condensed Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition                             8

Item 3. Controls and Procedures                                                  10

        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                         11

        Signatures                                                               12

        Certifications                                                           13

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

         o budget constraints by governmental entities that purchase our products;

         o dependence on third parties for manufacturing and marketing our products;

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

         o        control of our voting stock by insiders; and

         o conditions beyond our control such as war, terrorist attacks, severe acute respiratory syndrome (SARS) epidemic and economic recession.


We caution that the forward-looking statements made in this report or in other announcements made by the Company are further qualified by the factors set forth in the Cautionary Statement included as Exhibit 99.1 to this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                           IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           March 31,        December 31,
                                                             2003               2002
                                                         ------------       ------------
                                                          (Unaudited)          (Note)
ASSETS
Current assets:
       Cash and cash equivalents                         $  2,943,000       $  2,625,000
       Accounts receivable                                  1,330,000          1,417,000
       Inventories                                            193,000            174,000
       Prepaid expenses                                       109,000            123,000
       Deferred income taxes                                  267,000            267,000
                                                         ------------       ------------
Total current assets                                        4,842,000          4,606,000

Property and equipment, net                                   174,000            167,000

Other assets:
       Capitalized software development costs, net            872,000            937,000
       Goodwill                                             1,050,000          1,050,000
       Other                                                   29,000             29,000
                                                         ------------       ------------
                                                            1,951,000          2,016,000
                                                         ------------       ------------
Total assets                                             $  6,967,000       $  6,789,000
                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                  $    359,000       $    412,000
       Due former shareholders of subsidiary                  450,000            450,000
       Accrued compensation                                   447,000            546,000
       Income taxes payable                                   171,000            104,000
       Deferred revenue                                        13,000             13,000
                                                         ------------       ------------
Total current liabilities                                   1,440,000          1,525,000

Deferred income taxes                                         141,000            141,000

Shareholders' equity:
       Common stock                                            32,000             32,000
       Additional paid-in capital                           4,729,000          4,717,000
       Retained earnings                                      625,000            374,000
                                                         ------------       ------------
                                                            5,386,000          5,123,000
                                                         ------------       ------------

Total liabilities and shareholders' equity               $  6,967,000       $  6,789,000
                                                         ============       ============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                              Three-Month Periods Ended
                                                                       March 31
                                                            -------------------------------
                                                                2003               2002
                                                            ------------       ------------

REVENUE:
      Product sales                                         $    408,000       $    638,000
      Royalties                                                1,143,000            954,000
      Consulting services                                          5,000             18,000
                                                            ------------       ------------
                                                               1,556,000          1,610,000

COSTS OF REVENUE:
      Product sales                                              204,000            309,000
      Royalties                                                   51,000             47,000
      Consulting services                                          2,000             11,000
                                                            ------------       ------------
                                                                 257,000            367,000
                                                            ------------       ------------
Gross profit                                                   1,299,000          1,243,000

OPERATING EXPENSES:
      Selling, marketing and product support                     513,000            657,000
      General and administrative                                 280,000            313,000
      Research and development                                   183,000            234,000
      Restructuring                                                                 268,000
                                                            ------------       ------------
                                                                 976,000          1,472,000
                                                            ------------       ------------
Income (loss) from operations                                    323,000           (229,000)

Other income, net                                                  3,000              3,000
                                                            ------------       ------------
Income (loss) before income taxes                                326,000           (226,000)
Income taxes                                                      75,000                 --
                                                            ------------       ------------
Net income (loss)                                           $    251,000       $   (226,000)
                                                            ============       ============

Net income (loss) per common share:
       Basic                                                $       0.08       $      (0.07)
                                                            ============       ============
       Diluted                                              $       0.07       $      (0.07)
                                                            ============       ============

Weighted average number of common shares outstanding:
       Basic                                                   3,178,000          3,153,000
                                                            ============       ============
       Diluted                                                 3,452,000          3,153,000
                                                            ============       ============



See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           Three-Month Periods Ended
                                                                                   March 31
                                                                       --------------------------------
                                                                           2003                2002
                                                                       ------------        ------------

OPERATING ACTIVITIES:
         Net income (loss)                                             $    251,000        $   (226,000)
         Adjustments to reconcile net income (loss) to
             net cash provided by (used in) operating activities             94,000             123,000
                                                                       ------------        ------------
         Net cash provided by (used in) operating activities                345,000            (103,000)


INVESTING ACTIVITIES:
         Purchase of property and equipment                                 (39,000)             (8,000)
         Purchase of minority interest of Flow Traffic                                         (250,000)
                                                                       ------------        ------------
         Net cash used in investing activities                              (39,000)           (258,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                             12,000
                                                                       ------------        ------------
         Net cash provided by financing activities                           12,000                  --
                                                                       ------------        ------------

Increase (decrease) in cash and cash equivalents                            318,000            (361,000)

Cash and cash equivalents, beginning of period                            2,625,000           1,200,000
                                                                       ------------        ------------
Cash and cash equivalents, end of period                               $  2,943,000        $    839,000
                                                                       ============        ============




See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2003

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2002.

Certain reclassifications have been made in the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

Note B: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                                   Three Month
                                                                   Period Ended
                                                                   March 31, 2003
                                                                   ---------------

Numerator:
      Net income                                                   $       251,000
                                                                   ===============

Denominator:
      Shares used in basic earnings per share calculation                3,178,000

      Effect of diluted securities:
         Employee and director stock options                               274,000
                                                                   ---------------
      Shares used in diluted earnings per share calculations             3,452,000
                                                                   ===============

Basic earnings per share                                           $          0.08
                                                                   ===============
Diluted earnings per share                                         $          0.07
                                                                   ===============

For the three-month period ended March 31, 2002, stock options would have had an anti-dilutive effect on loss per share. Had net income been achieved, no common share equivalents shares would have been included in the computation of loss per share

Note C: Stock Options

Stock options issued to employees are accounted for under the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income
(loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value method of accounting for stock options under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

                                                         2003                2002
                                                     ------------        ------------
Net income (loss), as reported                       $    251,000        $   (226,000)
Deduct:  Total stock-based employee
compensation expense determined under the fair
value method for all awards, net of related
tax effects                                               (68,000)           (182,000)
                                                     ------------        ------------
Pro-forma net income (loss)                               183,000        $   (408,000)
                                                     ============        ============

Income (loss) per share:
Basic - as reported                                  $        .08        $       (.07)
Basic - pro forma                                             .06                (.13)

Diluted - as reported                                $        .07        $       (.07)
Diluted - pro forma                                           .05                (.13)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 136% in 2003 and in 2002; risk-free interest rate of 4.25% in 2003 and in 2002; and expected life of 10 years for all years presented.

Options to purchase 6,000 and 463,260 shares of common stock with a weighted average exercise price of $7.50 and $3.24 were outstanding at March 31, 2003 and 2002, but were not included in the computation of diluted net earnings (loss) per share because the exercise price exceeded the average market price of the common shares during the period.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer, and have applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope system. The majority of our revenue is derived from royalties received from Econolite Control Products, Inc., our North American and Latin American distribution partner, based on their sales of traffic control products which use our technology. A secondary source of revenue comes from direct sales, which are primarily to customers in Europe and Asia.

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-KSB for the fiscal year ended December 31, 2002. These policies have been consistently applied in all material respects and address such matters as revenue recognition, goodwill and income tax accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under in the circumstances.

Results of Operations (Comparison of Three-Month Periods Ended March 31, 2003 and 2002):

Revenues for the first quarter of 2003 were $1,556,000, which were down 3% from $1,610,000 for the same period a year ago. The decrease is attributable primarily to decreased product sales in Europe and Asia which were offset in part by increased royalty income resulting from increased sales of Autoscope products in the United States by Econolite. We do not believe the decrease in international sales represents a downward trend, but we cannot be sure that the war in Iraq or the severe acute respiratory syndrome (SARS) epidemic in Asia may not have an adverse effect on sales revenue for the balance of fiscal 2003.

Gross profits were $1,299,000 in the first quarter of 2003, or 83% of revenue, compared to $1,243,000, or 77% of revenue, for the same period a year ago. The margin percentage increase was due to the mix of revenue with higher margin royalty income increasing as a percentage of total revenue as compared to product sales, which have a lower gross profit margin.

Operating expenses were $976,000 for the first quarter of 2003 compared to $1,472,000 for the same period a year ago. The decrease is due to the non-recurrence of severance payments and other restructuring costs totaling $268,000 incurred in the first quarter of 2002, as well as continued cost savings from the restructuring.

Research and development expenses were $183,000 in the first quarter of 2003 compared to $234,000 for the same period a year ago. The decrease is due to fewer new product development projects in progress in the current quarter and a smaller engineering staff compared to the same period a year ago. We do not expect these expenses to change appreciably in subsequent quarters of 2003.

Other income, net was $3,000 in the first quarter of 2003, the same as for the comparable period a year ago.

Income tax expense for the first quarter of 2003 was $75,000. We expect to eliminate our valuation allowance previously established to offset our net operating loss and research and development tax credit carryforwards and thereby incur less than the 34% statutory income tax rate for the remainder of fiscal 2003. No tax benefit from the loss incurred in the comparable period for the prior year was derived as realization of the operating loss carryforward was not reasonably assured. Accordingly, a valuation allowance was established in 2002 to fully offset the carryforwards.

Liquidity and Capital Resources:

Cash and cash equivalents increased by $318,000 for the first quarter of 2003 compared to a decrease in cash and cash equivalents of $361,000 for the same period a year ago. In the first quarter of 2003, cash was provided primarily from operating activities, offset in part by capital additions. For the same period a year ago we had severance payment obligations of $268,000 and paid $250,000 as an initial payment for the acquisition of the minority interest in our subsidiary, Flow Traffic Ltd.

At March 31, 2003, we had $2,943,000 in cash and cash equivalents along with an available revolving line of credit with a bank of $50,000, after giving effect to letters of credit issued to the former minority shareholders of Flow Traffic. On April 1, 2003, we paid $450,000 owed to the former shareholders of Flow Traffic and cancelled the letters of credit, thereby increasing our available line of credit to $500,000.

Management believes that our cash and investment position, anticipated cash flows from operations, and funds available through our bank line of credit will be sufficient to meet cash and working capital requirements for current operations for the foreseeable future.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.


         Exhibit
         Number      Description

         99.1     Cautionary Statement, incorporated herein by reference to
                  Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

         99.2     Certification of Chief Executive Officer.

         99.3     Certification of Chief Financial Officer.

         (b)      Reports on Form 8-K

         On January 9, 2003, we filed a Current Report on Form 8-K disclosing a change in our independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Image Sensing Systems, Inc.

                              By:


Dated: April 29, 2003         /s/ James Murdakes
                              --------------------------------------------
                              James Murdakes
                              Chairman and Chief Executive Officer
                              (principal executive officer)


Dated: April 29, 2003         /s/ Arthur J. Bourgeois
                              --------------------------------------------
                              Arthur J. Bourgeois
                              Chief Financial Officer
                              (principal financial and accounting officer)

                                 CERTIFICATION

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


Date: April 29, 2003                           /s/    JAMES MURDAKES
                                               ---------------------------
                                               James Murdakes
                                               Chief Executive Officer

                                  CERTIFICATION

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


Date: April 29, 2003                   /s/    ARTHUR J. BOURGEOIS
                                       -----------------------------------
                                       Arthur J. Bourgeois
                                       Chief Financial Officer