Form 10QSB
period 2003-06-30
IMAGE SENSING SYSTEMS INC
filed 2003-08-12
CIK 943034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________ to _________

Commission file number: 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                      41-1519168
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             500 SPRUCE TREE CENTRE
                             1600 UNIVERSITY AVE. W.
                             ST. PAUL, MN 55104-3825
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (651) 603-7700
                    ----------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [X]   No  [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value, 3,209,677 shares as of July 18, 2003.

                           IMAGE SENSING SYSTEMS, INC.

                                TABLE OF CONTENTS


                  PART I.  FINANCIAL INFORMATION                            Page No.
                                                                            --------
Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2003 and December 31, 2002                           4

                  Condensed Consolidated Statements of Income for the
                  Three- and Six-month periods ended June 30, 2003
                  and 2002                                                      5

                  Condensed Consolidated Statements of Cash Flows for the
                  Six-month periods ended June 30, 2003 and 2002                6

                  Notes to Condensed Consolidated Financial Statements          7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           9

Item 3.           Disclosure Controls and Procedures                           11

                  PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders          11

Item 6.           Exhibits and Reports on Form 8-K                             12

                  Signatures                                                   14

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements


                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,       December 31,
                                                            2003             2002
                                                         -----------     ------------
                                                         (Unaudited)        (Note)
ASSETS
Current assets:
       Cash and cash equivalents                         $3,252,000       $2,625,000
       Accounts receivable                                1,943,000        1,417,000
       Inventories                                          256,000          174,000
       Prepaid expenses                                     146,000          123,000
       Deferred income taxes                                267,000          267,000
                                                         ----------       ----------
Total current assets                                      5,864,000        4,606,000

Property and equipment, net                                 143,000          167,000

Other assets:
       Capitalized software development costs, net          807,000          937,000
       Goodwill                                           1,050,000        1,050,000
       Other                                                 29,000           29,000
                                                         ----------       ----------
                                                          1,886,000        2,016,000
                                                         ----------       ----------
Total assets                                             $7,893,000       $6,789,000
                                                         ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                  $  548,000       $  412,000
       Due to former shareholders of subsidiary                  --          450,000
       Accrued compensation                                 462,000          546,000
       Income taxes payable                                 414,000          104,000
       Deferred revenue                                      14,000           13,000
                                                         ----------       ----------
Total current liabilities                                 1,438,000        1,525,000

Deferred income taxes                                       141,000          141,000

Shareholders' equity:
       Common stock                                          32,000           32,000
       Additional paid-in capital                         4,832,000        4,717,000
       Retained earnings                                  1,450,000          374,000
                                                         ----------       ----------
                                                          6,314,000        5,123,000
                                                         ----------       ----------

Total liabilities and shareholders' equity               $7,893,000       $6,789,000
                                                         ==========       ==========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                               Three-Month Periods Ended            Six-Month Periods Ended
                                                                        June 30                             June 30
                                                            ------------------------------       -----------------------------
                                                                2003               2002              2003              2002
                                                            -----------        -----------       -----------       -----------
REVENUE:
      Product sales                                         $ 1,051,000        $   594,000       $ 1,459,000       $ 1,232,000
      Royalties                                               1,546,000          1,588,000         2,689,000         2,542,000
      Consulting services                                            --             54,000             5,000            72,000
                                                            -----------        -----------       -----------       -----------
                                                              2,597,000          2,236,000         4,153,000         3,846,000

COSTS OF REVENUE:
      Product sales                                             414,000            287,000           618,000           596,000
      Royalties                                                  76,000             90,000           127,000           137,000
      Consulting services                                            --             30,000             2,000            41,000
                                                            -----------        -----------       -----------       -----------
                                                                490,000            407,000           747,000           774,000
                                                            -----------        -----------       -----------       -----------
Gross profit                                                  2,107,000          1,829,000         3,406,000         3,072,000

OPERATING EXPENSES:
      Selling, marketing and product support                    585,000            566,000         1,098,000         1,223,000
      General and administrative                                286,000            373,000           566,000           686,000
      Research and development                                  162,000            124,000           345,000           358,000
      Restructuring                                                  --            206,000                --           474,000
                                                            -----------        -----------       -----------       -----------
                                                              1,033,000          1,269,000         2,009,000         2,741,000
                                                            -----------        -----------       -----------       -----------
Income  from operations                                       1,074,000            560,000         1,397,000           331,000

Other income (expense), net                                      (3,000)             8,000                --            11,000
                                                            -----------        -----------       -----------       -----------
Income  before income taxes                                   1,071,000            568,000         1,397,000           342,000
Income taxes                                                    244,000              6,000           319,000             6,000
                                                            -----------        -----------       -----------       -----------
Net income                                                      827,000            562,000       $ 1,078,000       $   336,000
                                                            ===========        ===========       ===========       ===========

Net income per common share:
      Basic                                                 $      0.26        $      0.18       $      0.34       $      0.11
                                                            ===========        ===========       ===========       ===========
      Diluted                                               $      0.24        $      0.18       $      0.31       $      0.11
                                                            ===========        ===========       ===========       ===========

Weighted average number of common shares outstanding:
      Basic                                                   3,182,000          3,153,000         3,180,000         3,153,000
                                                            ===========        ===========       ===========       ===========
      Diluted                                                 3,475,000          3,178,000         3,464,000         3,165,000
                                                            ===========        ===========       ===========       ===========



See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Six-Month Periods Ended
                                                                         June 30
                                                               ------------------------------
                                                                   2003               2002
                                                               -----------        -----------
OPERATING ACTIVITIES:
         Net income                                            $ 1,078,000        $   336,000
         Adjustments to reconcile net income to net cash
             provided by operating activities                      (40,000)          (109,000)
                                                               -----------        -----------
         Net cash provided by operating activities               1,038,000            227,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                        (43,000)           (12,000)
         Proceeds from sale of equipment                                --             25,000
         Purchase of minority interest of Flow Traffic                  --           (300,000)
                                                               -----------        -----------
         Net cash used in investing activities                     (43,000)          (287,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                    82,000                 --
         Payment to former shareholders of subsidiary             (450,000)                --
                                                               -----------        -----------
         Net cash used in financing activities                    (368,000)                --
                                                               -----------        -----------

Increase (decrease) in cash and cash equivalents                   627,000            (60,000)

Cash and cash equivalents, beginning of period                   2,625,000          1,200,000
                                                               -----------        -----------
Cash and cash equivalents, end of period                       $ 3,252,000        $ 1,140,000
                                                               ===========        ===========


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

Certain reclassifications have been made in the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

Note B: Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share information):

                                              Three-Month Periods              Six-Month Periods
                                                  Ended June 30                   Ended June 30
                                             ----------------------          ----------------------
                                               2003            2002            2003            2002
                                             ------          ------          ------          ------
Numerator:
      Net income                             $  827          $  562          $1,078          $  336
                                             ======          ======          ======          ======
Denominator:
      Shares used in basic net
         income per share                     3,182           3,153           3,180           3,153
            calculation:
      Effect of diluted securities:
         Employee and director
            stock options                       293              25             284              12
                                             ------          ------          ------          ------
      Shares used in diluted
         net income per share
            calculations                      3,475           3,178           3,464           3,165
                                             ======          ======          ======          ======

Basic net income per share                   $  .26          $  .18          $  .34          $  .11

Diluted net income per share                 $  .24          $  .18          $  .31          $  .11

Options to purchase 6,000 and 589,760 shares of common stock with a weighted average exercise price of $7.50 and $2.63 per share were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the exercise price exceeded the average market price of the common shares during the period.

Note C: Stock Options

Stock options issued to employees are accounted for under the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Except for performance based stock options, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock options under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" using the assumptions described below (in thousands, except per share information):

                                                        Three-Month Periods                   Six-Month Periods
                                                            Ended June 30,                      Ended June 30,
                                                   ----------------------------          ----------------------------
                                                     2003               2002               2003               2002
                                                   ---------          ---------          ---------          ---------
Net income, as reported                            $     827          $     562          $   1,078          $     336
Deduct:  Total stock-based employee
compensation expense determined under the
fair value method for all awards, net of
related tax effects                                       66                 51                134                287
                                                   ---------          ---------          ---------          ---------
Pro-forma net income                                     761                511                944                 49
                                                   =========          =========          =========          =========

Net income per share:
Basic - as reported                                $     .26          $     .18          $     .34          $     .11
Basic - pro forma                                  $     .24          $     .16          $     .30          $     .02

Diluted - as reported                              $     .24          $     .18          $     .31          $     .11
Diluted - pro forma                                $     .22          $     .16          $     .27          $     .02

For purposes of the pro forma information the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 136% in 2003 and in 2002; risk-free interest rate of 4.25% in 2003 and in 2002; and expected life of 10 years for all years presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer, and have applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope system. The majority of our revenue is derived from royalties received from Econolite Control Products, Inc., our North American and Latin American distribution partner, based on its sales of traffic control products which use our technology. A secondary source of revenue comes from direct sales, which are primarily to customers in Europe and Asia.

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-KSB for the fiscal year ended December 31, 2002. These policies have been consistently applied in all material respects and address such matters as revenue recognition, goodwill and income tax accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate under the circumstances.

Results of Operations (Comparison of Three-and Six-Month Periods Ended June 30, 2003 and 2002):

Revenues for the second quarter of 2003 were $2,597,000, up 16% from $2,236,000 for the same period a year ago. The increase in revenues for the second quarter was due primarily to a 77% increase in product sales over the comparable period in 2002, which was offset in part by a 3% decrease in royalty income compared to the second quarter of 2002. The increase in sales revenue was due primarily to large product orders shipped to customers in Korea, China and Europe in the second quarter. The largest orders in both Asia and Europe were for products introduced within the past year. Royalty income for the second quarter of 2003 failed to match the comparable period in 2002 because Econolite was not able to duplicate the very large second quarter sale in 2002 for a massive road construction project in the Denver, Colorado area.

Revenues for the six-month period ended June 30, 2003, were $4,153,000, an increase of 8% from $3,846,000 a year ago. The increase in product sales in the second quarter of 2003 was the primary reason for the increase. An increase in royalty income from Econolite of 6% over the comparable six-month period in 2002 also contributed to the increase in revenues.

Gross profits for the second quarter of 2003 were $2,107,000, or 81% of revenue, compared to $1,829,000, or 82% of revenue, for the same period a year ago. Gross profits for the six-month period ended June 30, 2003 were $3,406,000, or 82% of revenue, compared to $3,072,000 or 80% of revenue a year ago. The slight decrease in gross profit margin for the second quarter was due primarily to the decreased mix of higher margin royalty income as a percentage of total revenue, which was offset in part by improved margins on product sales. These margins increased to 61% from 52% for the comparable period in 2002, reflecting higher margins on new products introduced in 2003. The margin increase for the first half of 2003 over 2002 was due primarily to increased margins on product sales from 52% to 58%. We do not expect that our cost of product sales relative to product sales or royalty costs relative to royalty income will change appreciably during the balance of 2003.

Operating expenses were $1,033,000 for the second quarter of 2003 compared to $1,269,000 for the same period a year ago. The decrease is due primarily to the non-recurrence of $206,000 in severance pay and other restructuring costs incurred in the second quarter of 2002. For the first half of 2003, operating costs were $2,009,000 compared to $2,741,000 for the first half of 2002. The decrease was due primarily to severance and other restructuring costs totaling $474,000 incurred in the first and second quarters of 2002, which did not recur in 2003. Employment cost savings from the restructuring continue to contribute to the decrease in operating expenses.

Research and development expenses were $162,000 in the second quarter of 2003 compared to $124,000 for the same period a year ago, while R & D expenses were $345,000 for the six-month period ended June 30, 2003 compared to $358,000 for the comparable period in 2002. The increase in the second quarter of 2003 over the comparable period in 2002 was due primarily to increased activity in developing communication protocols and other software upgrades. The slight decrease for the first half of 2003 compared to 2002 resulted primarily from fewer new product development projects and a smaller engineering staff in the first quarter of 2003 compared to the same period a year ago.

Income taxes for the second quarter and first half of 2003 are not comparable to the same periods in 2002 when the entire federal tax expense was offset by net operating loss carryforwards. In 2003 we expect to recognize the remaining net operating loss and research and development tax credit carryforwards, which will reduce our income tax expense below the 35% statutory level. As of June 30, 2003, we have net operating loss carryforwards for income tax purposes of $372,000 and research and development tax credits carryforwards of $321,000 that expire in the years 2007 through 2020.


Liquidity and Capital Resources:

Cash and cash equivalents increased by $627,000 for the first half of 2003 compared to a decrease in cash and cash equivalents of $60,000 for the same period a year ago. In the first half of 2003, cash was provided primarily from operating activities, offset in part by payments to former shareholders of our subsidiary, Flow Traffic Ltd. For the same period a year ago we had made a $300,000 initial payment for the acquisition of the minority interest in Flow Traffic Ltd.

At June 30, 2003, we had $3,252,000 in cash and cash equivalents along with an available revolving line of credit with a bank of $500,000. Management believes that our cash and investment position, anticipated cash flows from operations, and funds available through our bank line of credit will be sufficient to meet cash and working capital requirements for current operations for the forseeable future.

Item 3. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiary) required to be included in the reports we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 22, 2003, in St. Paul, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Commission pursuant to Regulation 14A. The only matter voted on at the meeting was the election of directors.

        Director                               For           Withhold Authority
        --------                            ---------        ------------------
        Panos G. Michalopoulos              2,970,983                 29,151
        Richard C. Magnuson                 2,999,183                    951
        Richard P. Braun                    2,999,883                    251
        James Murdakes                      2,998,883                  1,251
        Michael G. Eleftheriou              2,971,383                 12,080

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

The following exhibits are furnished as part of this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003.


                  Exhibit
                  Number    Description

                  31.1      Certification of Chief Executive Officer.

                  31.2      Certification of Chief Financial Officer.

                  32.1 Chief Executive Officer Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Chief Financial Officer Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1 Cautionary Statement, incorporated herein by reference to Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended
                            December 31, 2002.

         (b) Reports on Form 8-K

         On April 24, 2003, we furnished a Current Report on Form 8-K disclosing a financial press release dated April 23, 2003.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Image Sensing Systems, Inc.

Date:  August 12, 2003                          /s/ James Murdakes
                                    --------------------------------------------
                                    James Murdakes
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


Date:  August 12, 2003                       /s/ Arthur J. Bourgeois
                                    --------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)