Form 10QSB
period 2003-09-30
IMAGE SENSING SYSTEMS INC
filed 2003-10-30
CIK 943034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________

Commission file number: 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                      41-1519168
---------------------------------         --------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value, 3,240,677 shares as of October 16, 2003.

                           IMAGE SENSING SYSTEMS, INC.

                                TABLE OF CONTENTS



                  PART I.  FINANCIAL INFORMATION                                      Page No.
                                                                                      --------

Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2003 and December 31, 2002                               4

                  Condensed Consolidated Statements of Income for the
                  Three- and Nine-month periods ended September 30, 2003
                  and 2002                                                               5

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine-month periods ended September 30, 2003 and 2002                   6

                  Notes to Condensed Consolidated Financial Statements                   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10

Item 3.           Disclosure Controls and Procedures                                    13

                  PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                      13

                  Signatures                                                            15

                  Exhibit Index                                                         16


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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements




                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        September 30,  December 31,
                                                            2003           2002
                                                        ------------   ------------
ASSETS                                                   (Unaudited)      (Note)
Current assets:
       Cash and cash equivalents                         $4,386,000     $2,625,000
       Accounts receivable                                2,091,000      1,417,000
       Inventories                                          318,000        174,000
       Prepaid expenses                                     140,000        123,000
       Deferred income taxes                                267,000        267,000
                                                         ----------     ----------
Total current assets                                      7,202,000      4,606,000

Property and equipment, net                                 122,000        167,000

Other assets:
       Capitalized software development costs, net          743,000        937,000
       Goodwill                                           1,050,000      1,050,000
       Other                                                 29,000         29,000
                                                         ----------     ----------
                                                          1,822,000      2,016,000
                                                         ----------     ----------
Total assets                                             $9,146,000     $6,789,000
                                                         ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                  $  593,000     $  412,000
       Due to former shareholders of subsidiary                   -        450,000
       Accrued compensation                                 569,000        546,000
       Income taxes payable                                 778,000        104,000
       Deferred revenue                                       5,000         13,000
                                                         ----------     ----------
Total current liabilities                                 1,945,000      1,525,000

Deferred income taxes                                       141,000        141,000

Shareholders' equity:
       Common stock                                          32,000         32,000
       Additional paid-in capital                         4,895,000      4,717,000
       Retained earnings                                  2,133,000        374,000
                                                         ----------     ----------
                                                          7,060,000      5,123,000
                                                         ----------     ----------
Total liabilities and shareholders' equity               $9,146,000     $6,789,000
                                                         ==========     ==========


Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                       Three-Month Periods Ended  Nine-Month Periods Ended
                                                             September 30              September 30
                                                       -------------------------  ------------------------
                                                           2003         2002         2003         2002
                                                        ----------   ----------   ----------   ----------
REVENUE:
      Product sales                                     $  840,000   $  594,000   $2,299,000   $1,826,000
      Royalties                                          1,829,000    1,405,000    4,518,000    3,947,000
      Consulting services                                        -       36,000        5,000      108,000
                                                        ----------   ----------   ----------   ----------
                                                         2,669,000    2,035,000    6,822,000    5,881,000

COSTS OF REVENUE:
      Product sales                                        397,000      275,000    1,015,000      871,000
      Royalties                                             83,000       77,000      210,000      214,000
      Consulting services                                        -       39,000        2,000       80,000
                                                        ----------   ----------   ----------   ----------
                                                           480,000      391,000    1,227,000    1,165,000
                                                        ----------   ----------   ----------   ----------
Gross profit                                             2,189,000    1,644,000    5,595,000    4,716,000

OPERATING EXPENSES:
      Selling, marketing and product support               599,000      703,000    1,697,000    1,926,000
      General and administrative                           396,000      267,000      962,000      953,000
      Research and development                             162,000      113,000      507,000      471,000
      Restructuring                                              -            -            -      474,000
                                                        ----------   ----------   ----------   ----------
                                                         1,157,000    1,083,000    3,166,000    3,824,000
                                                        ----------   ----------   ----------   ----------
Income from operations                                   1,032,000      561,000    2,429,000      892,000

Other income (expense), net                                 14,000        7,000       14,000       18,000
                                                        ----------   ----------   ----------   ----------
Income before income taxes                               1,046,000      568,000    2,443,000      910,000
Income taxes                                               365,000       14,000      684,000       20,000
                                                        ----------   ----------   ----------   ----------
Net income                                                 681,000      554,000   $1,759,000   $  890,000
                                                        ==========   ==========   ==========   ==========
                                                                                               ----------
Net income per common share:
      Basic                                             $     0.21   $     0.18   $     0.55   $     0.28
                                                        ==========   ==========   ==========   ==========
      Diluted                                           $     0.19   $     0.17   $     0.51   $     0.28
                                                        ==========   ==========   ==========   ==========

Weighted average number of common shares outstanding:
      Basic                                              3,236,000    3,153,000    3,199,000    3,153,000
                                                        ==========   ==========   ==========   ==========
      Diluted                                            3,678,000    3,260,000    3,482,000    3,197,000
                                                        ==========   ==========   ==========   ==========





See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Nine-Month Periods Ended
                                                                         September 30
                                                                  --------------------------
                                                                     2003           2002
                                                                  -----------    -----------

OPERATING ACTIVITIES:
         Net income                                               $ 1,759,000    $   890,000
         Adjustments to reconcile net income to net cash
             provided by operating activities                         363,000         22,000
                                                                  -----------    -----------
         Net cash provided by operating activities                  2,122,000        912,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                           (56,000)       (51,000)
         Proceeds from sale of equipment                                    -         40,000
         Purchase of minority interest of Flow Traffic                      -       (314,000)
                                                                  -----------    -----------
         Net cash used in investing activities                        (56,000)      (325,000)


FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                      145,000          1,000
         Payment to former shareholders of subsidiary                (450,000)             -
                                                                  -----------    -----------
         Net cash (used in) provided by financing activities         (305,000)      1,000.00
                                                                  -----------    -----------

Increase in cash and cash equivalents                               1,761,000        588,000

Cash and cash equivalents, beginning of period                      2,625,000      1,199,000
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $ 4,386,000    $ 1,787,000
                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
         Notes payable and deferred payment portion of
         acquisition of minority interest of Flow Traffic, Ltd.                  $   750,000
                                                                                 ===========


See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

Certain reclassifications have been made in the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

Note B: Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share information):


                                       Three-Month Periods      Nine-month Periods
                                       Ended September 30       Ended September 30
                                       -------------------      ------------------
                                          2003     2002           2003     2002
                                         ------   ------         ------   ------
Numerator:
      Net income                         $  681   $  554         $1,759   $  890
                                         ======   ======         ======   ======
Denominator:
      Shares used in basic net
         income per share
            calculation:                  3,236    3,153          3,199    3,153
      Effect of diluted securities:
         Employee and director
            stock options                   442      107            283       44
                                         ------   ------         ------   ------
      Shares used in diluted
         net income per share
            calculations                  3,678    3,260          3,482    3,197
                                         ======   ======         ======   ======

Basic net income per share               $  .21   $  .18         $  .55   $  .28

Diluted net income per share             $  .19   $  .17         $  .51   $  .28


Options to purchase 46,000 and 565,860 shares of common stock with a weighted average exercise price of $7.87 and $2.58 per share were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the exercise price exceeded the average market price of the common shares during the period.

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


                                              Three-Month Periods         Nine-month Periods
                                              Ended September 30,         Ended September 30,
                                            -----------------------     -----------------------
                                               2003         2002          2003          2002
                                               ----         ----          ----          ----
Net income, as reported                     $     681     $     554     $   1,759     $     890
Deduct:  Total stock-based employee
compensation expense determined under the
fair value method for all awards, net of
related tax effects                                63            67           189           355
                                            ---------     ---------     ---------     ---------
Pro-forma net income                              618           487         1,570           535
                                            =========     =========     =========     =========

Net income per share:
Basic -- as reported                        $     .21     $     .18     $     .55     $     .28
Basic -- pro forma                          $     .19     $     .15     $     .49     $     .17

Diluted -- as reported                      $     .19     $     .17     $     .51     $     .28
Diluted -- pro forma                        $     .17     $     .15     $     .44     $     .17



For purposes of the pro forma information the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 136% in 2003 and in 2002; risk-free interest rate of 4.25% in 2003 and in 2002; and expected life of 10 years for all years presented.

Note D:  New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company beginning with its year ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is currently not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have an impact on the Company's financial position or results of operations.

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

Results of Operations (Comparison of Three-and Nine-month Periods Ended September 30, 2003 and 2002):

Revenues for the third quarter of 2003 were $2,669,000, up 31% from $2,035,000 for the same period a year ago. The increase in revenues for the third quarter was due primarily to a 41% increase in product sales over the comparable period in 2002 and a 30% increase in royalty revenue compared to the third quarter of 2002. The increase in sales revenue was due primarily to large product orders shipped to customers in Asia and Europe in the third quarter. The largest orders in Europe were for products introduced within the past year. Royalty revenue for the third quarter of 2003 increased primarily due to a large sale of Autoscope Solo products by Econolite in their southwest territory.

Revenues for the nine-month period ended September 30, 2003, were $6,822,000, an increase of 16% from $5,881,000 a year ago. A 26% increase in product sales and a 14% increase in royalty revenue from Econolite for the current period over the comparable nine-month period in 2002 were the primary reasons for the increase in revenues. These increases were offset by the decrease in consulting services from $108,000 in the comparable period of 2002 to $5,000 in the current nine-month period ended September 30, 2003

Gross profits for the third quarter of 2003 were $2,189,000, or 82% of revenue, compared to $1,644,000, or 81% of revenue, for the same period a year ago. Gross profits for the nine-month period ended September 30, 2003 were $5,595,000, or 82% of revenue, compared to $4,716,000 or 80% of revenue a year ago. The slight increase in gross profit margin for the third quarter and nine-month period ended September 30, 2003, was due primarily to the decrease in revenue from consulting services which had a lower margin than either product sales or royalty revenue. We do not expect that our cost of product sales relative to product sales or royalty costs relative to royalty revenue will change appreciably during the balance of 2003.

Operating expenses were $1,157,000 for the third quarter of 2003, an increase of 7% from $1,083,000 for the comparable period a year ago. The slight increase is due primarily to the addition of sales and service personnel in Asia and the United States. For the nine-month period ended September 30, 2003, operating costs were $3,166,000 compared to $3,824,000 for the comparable period of 2002. The decrease was due primarily to severance and other restructuring costs totaling $474,000 incurred in the first and second quarters of 2002, which did not recur in 2003. Employment cost savings from the restructuring also contributed to the decrease in operating expenses for the nine-month period.

Research and development expenses were $162,000 in the third quarter of 2003 compared to $113,000 for the same period a year ago, while R & D expenses were $507,000 for the nine-month period ended September 30, 2003 compared to $471,000 for the comparable period in 2002. The increase in the third quarter of 2003 and the nine-month period ended September 30, 2003 over the comparable periods in 2002 was due primarily to increased activity in developing communication protocols and other software upgrades.

Income taxes for the third quarter and first half of 2003 are not comparable to the same periods in 2002 when much of the federal tax expense was offset by net operating loss carryforwards. In 2003 we expect to recognize the benefit of net operating loss and research and development tax credit carryforwards not previously recognized, which will reduce our income tax expense below the 35% statutory level. As of September 30, 2003, we have net operating loss carryforwards for income tax purposes of $372,000 and research and development tax credits carryforwards of $321,000 that expire in the years 2007 through 2020.

Liquidity and Capital Resources:

Cash and cash equivalents increased by $1,761,000 for the nine-month period ended September 30, 2003 compared to an increase in cash and cash equivalents of $588,000 for the same period a year ago. In the nine-month period ended September 30, 2003, cash was provided primarily from operating activities, offset in part by payments to former shareholders of our subsidiary, Flow Traffic Ltd. For the same period a year ago we had made a $314,000 initial payment for the acquisition of the minority interest in Flow Traffic Ltd.

At September 30, 2003, we had $4,386,000 in cash and cash equivalents along with an available revolving line of credit with a bank of $500,000. Management believes that our cash and investment position, anticipated cash flows from operations, and funds available through our bank line of credit will be sufficient to meet cash and working capital requirements for current operations for the foreseeable future.

New Accounting Pronouncements:

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company beginning with its year ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is currently not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have an impact on the Company's financial position or results of operations.

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

PART II: OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K
                  (a) Exhibits

The following exhibits are furnished as part of this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003.


                  Exhibit
                  Number   Description
                  -------  -----------
                  10.1     Addendum to Consulting Agreement, effective May 1,
                           2002 between ISS and Arthur J. Bourgeois

                  31.1     Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2003.

                  31.2     Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2003.

                  32.1     Chief Executive Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2003.

                  32.2     Chief Financial Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2003.


                  99.1 Cautionary Statement, incorporated herein by reference to Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

                  (b) Reports on Form 8-K

                  On August 11, 2003, we furnished a Current Report on Form 8-K disclosing a financial press release dated July 22, 2003.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Image Sensing Systems, Inc.

Date:  October 27, 2003                   /s/ James Murdakes
                                    -------------------------------------------
                                    James Murdakes
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


Date:  October 27, 2003                   /s/ Arthur J. Bourgeois
                                    -------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                          EXHIBIT INDEX TO FORM 10-QSB


Exhibit No.       Description
-----------       -----------

10.1 Addendum to Consulting Agreement, effective May 1, 2002 between ISS and Arthur J. Bourgeois.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2003.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, dated October 27, 2003.

32.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2003.

32.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2003.

99.1              Cautionary Statement, incorporated herein by reference to
                  Exhibit 99.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 2002.