Form 10-Q
period 2004-03-31
IMAGE SENSING SYSTEMS INC
filed 2004-05-06
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM  10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(Issuer’s telephone number)

Not Applicable

-----------------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.01 par value, 3,365,377 shares as of April 19, 2004.

IMAGE SENSING SYSTEMS, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Page No.

----------

Item 1.

Financial Statements:

Condensed Consolidated Balance Sheets as of

March 31, 2004 and December 31, 2003

3

Condensed Consolidated Statements of Operations for the

three-month periods ended March 31, 2004 and 2003

4

Condensed Consolidated Statements of Cash Flows for the

three-month periods ended March 31, 2004 and 2003

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

7

Item 3.

Controls and Procedures

11

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

12

Signatures

13

Exhibit Index

14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003

Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$4,081,000	$5,384,000
Accounts receivable	1,551,000	1,835,000
Inventories	379,000	323,000
Investment in FHLB bond	1,204,000	–
Prepaid expenses	67,000	100,000
Deferred income taxes	61,000	61,000

Total current assets	7,343,000	7,703,000
Property and equipment, net	150,000	126,000
Other assets:
Capitalized software development costs, net	614,000	679,000
Goodwill	1,050,000	1,050,000
Other	29,000	29,000

	1,693,000	1,758,000

Total assets	$9,186,000	$9,587,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$357,000	$579,000
Accrued compensation	335,000	561,000
Income taxes payable	150,000	458,000

Total current liabilites	842,000	1,598,000
Deferred income taxes	229,000	229,000
Shareholders’ equity:
Common stock	33,000	33,000
Additional paid-in capital	5,254,000	5,218,000
Retained earnings	2,828,000	2,509,000

	8,115,000	7,760,000

Total liabilities and shareholders’ equity	$9,186,000	$9,587,000

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Month Periods Ended March 31

	2004	2003

Revenue:
Product sales	$830,000	$408,000
Royalties	1,243,000	1,143,000
Consulting services	–	5,000

	2,073,000	1,556,000

Costs of revenue:
Product sales	415,000	204,000
Royalties	58,000	51,000
Consulting services	–	2,000

	473,000	257,000

Gross profit	1,600,000	1,299,000

Operating expenses:
Selling, marketing and product support	622,000	513,000
General and administrative	320,000	280,000
Research and development	194,000	183,000

	1,136,000	976,000

Income from operations	464,000	323,000

Other income, net	13,000	3,000

Income before income taxes	477,000	326,000
Income taxes	157,000	75,000

Net income	$320,000	$251,000

Net income per common share:
Basic	$0.10	$0.08

Diluted	$0.09	$0.07

Weighted average number of common shares
outstanding:
Basic	3,292,000	3,178,000

Diluted	3,760,000	3,452,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Periods Ended March 31

	2004	2003

Operating activities:
Net income	$320,000	$251,000
Adjustments to reconcile net income to
net cash (used in) provided by operating activities	(412,000)	94,000

Net cash (used in) provided by operating activities	(92,000)	345,000

Investing activities:
Purchase of property and equipment	(44,000)	(39,000)
Purchase of FHLB bond	(1,204,000)

Net cash used in investing activities	(1,248,000)	(39,000)

Financing activities:
Proceeds from exercise of stock options	37,000	12,000

Net cash provided by financing activities	37,000	12,000

Increase (decrease) in cash and cash equivalents	(1,303,000)	318,000

Cash and cash equivalents, beginning of period	5,384,000	2,625,000

Cash and cash equivalents, end of period	$4,081,000	$2,943,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2003.

Note B: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003:

	2004	2003

Numerator:
Net income	$320,000	$251,000

Denominator:
Shares used in basic earnings per share calculation	3,292,000	3,178,000
Effect of diluted securities:
Employee and director stock options	468,000	274,000

Shares used in diluted earnings per share calculations	3,760,000	3,452,000

Basic earnings per share	$0.10	$0.08

Diluted earnings per share	$0.09	$0.07

Note C: Stock Options

Stock options issued to employees are accounted for under the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock options under the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

	2004	2003

Net income, as reported	$320,000	$251,000
Deduct: Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of related tax effects
	(55,000)	(68,000)

Pro-forma net income	$265,000	$183,000

Income per share:
Basic – as reported	$.10	$.08

Basic – pro forma	$.08	$.06

Diluted – as reported	$.09	$.07

Diluted – pro forma	$.07	$.05

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 137%; risk-free interest rate of 4.25% and expected life of 10 years for all years presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Overview:

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer and have applied it to traffic management problems.  Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows©-based graphical user interface that enables standard video cameras to work with the Autoscope system.

Autoscope systems are sold to distributors and end users of traffic management products in North America and Latin America by Econolite Control Products, Inc., (Econolite), our

distribution partner in those locations.  We also sell Autoscope products to distributors and end users in Europe and Asia through our exclusive representative agents in Europe and our Hong Kong subsidiary, Flow Traffic Ltd., respectively.  The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.  The majority of our North American revenue is derived from royalties received from Econolite.  A second primary source of revenue is produced from direct product sales in Europe and Asia.  End users of the Autoscope system throughout the world are generally funded by government agencies responsible for traffic management and/or traffic law enforcement.

Our success is primarily dependent upon (i) continued governmental funding of “Intelligent Transportation Systems”, such as machine vision for traffic control; (ii) our ability, through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers; and (iii) our ability to develop new machine vision products and applications that enhance traffic managers’ ability to cost effectively improve traffic flow and safety.

Results of Operations: (Comparison of Three month periods ended March 31, 2004 and 2003)

The following table sets forth for the three-month periods ended March 31, 2004 and 2003, (i) certain statements of income data as a percent of total revenue and (ii) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, shown in italics:

	2004	2003

Product sales	40.0%	26.2%
Royalties	60.0	73.5
Consulting services	–	.3

Total revenue	100.0	100.0
Gross profit – product sales	50.0	50.0
Gross profit – royalties	95.3	95.5
Selling, marketing and product support	30.0	33.0
General and administrative	15.4	18.0
Research and development	9.4	11.8
Income from operations	22.4	20.8
Income taxes	7.6	4.8
Net income	15.4	16.1

Total revenue increased to $2,073,000 in the first quarter of 2004 from $1,556,000 in the first quarter of 2003, an increase of 33.2%.  Product sales for 2004 increased to $830,000, or 40.0% of revenue, from $408,000, or 26.2% of revenue, in 2003.  The 103.4% increase in product sales over 2003 was due to two large orders; one shipped to a customer in Greece and one to a customer in China.  Royalty income for 2004 increased to $1,243,000, or 60.0% of revenue, from $1,143,000, or 73.5% of revenue, in 2003.  The 8.7% increase in royalty income in 2004 resulted primarily from increased sales volume of the Autoscope Solo Pro product by Econolite.

Gross profits on product sales for the first quarter of 2004 were $415,000, a 103.4% increase from $204,000 in the comparable quarter of 2003, while gross profit margins on product sales remained at 50.0%. Gross profit margins on royalty income remained relatively unchanged. In the event that we are able to increase product sales in Asia and Europe faster than Econolite is able to increase royalty-generating sales in North America and Latin America our total gross profit margin will decrease since the margin on royalty income (95.3%) is significantly greater than on product sales (50.0%).

Selling, marketing and product support expenses were $622,000, or 30.0% of revenue, in the first quarter of 2004, compared to $513,000, or 33.0% of revenue, in the comparable quarter of 2003. The increase in total dollars expended resulted primarily from adding engineering staff in the third and fourth quarters of 2003 to support the increased volume of products installed worldwide. We anticipate adding sales and product support personnel and increasing our marketing efforts in both Europe and Asia in 2004. As a result, we expect selling, marketing and product support expenses to increase in real terms in 2004, but we do not expect these expenses to increase as a percentage of revenue. General and administrative expenses were $320,000, or 15.4% of revenue, in 2004, compared to $280,000, or 18.0% of revenue, in 2003. The increase was due primarily to added accruals for bonuses and performance based option expense in 2004. Research and development expenses totaled $194,000, or 9.4% of revenue, in 2004 compared to $183,000, or 11.8% of revenue, in 2003. The increase resulted primarily from the allocation of more engineering time to new product development in 2004 than 2003. We expect research and development expenses to increase marginally in 2004 as we complete or advance the development of several new products.

Income from operations in the first quarter of 2004 was $464,000, or 22.4% of revenue, compared to $323,000, or 20.8% of revenue, in the comparable quarter in 2003, an increase of 43.7%. The increase resulted primarily from revenue growing at a higher rate (33.2%) than operating expenses (16.4%).

Income taxes were $157,000 or 32.9% of pretax income in the first quarter of 2004, compared to $75,000 or 23.0% of pretax income in the comparable quarter of 2003. The increase in income taxes was due primarily to having more taxable income in 2004 and less benefit from utilization of tax loss and tax credit carryforwards than the previous year. We expect income taxes to remain at approximately 33% of pretax income for the remainder of the year.

Net income was $320,000 in the first quarter of 2004, a 27.5% increase compared to $251,000 in the comparable quarter of 2003, due to the factors discussed above.

Liquidity and Capital Resources:

At March 31, 2004, we had $4,081,000 in cash and cash equivalents, compared to $5,384,000 at December 31, 2003. We had working capital of $6,501,000, and a ratio of current assets to current liabilities of 8.7 to 1 at March 31, 2004, compared to $6,105,000 and 4.8 to 1, respectively, at the end of 2003.

Net cash used in operating activities was $92,000 in the first quarter of 2004, compared to $345,000 net cash provided by operating activities in 2003. The primary reason for the change was a payment of $447,000 in federal income taxes in the first quarter of 2004 compared to no payment in 2003 due to utilization of operating loss and tax credit carryforwards. We also reduced cash and cash equivalents by investing $1.2 million in a Federal Home Loan Board bond in order to increase our interest income. The bond is callable on September 30, 2004 and matures in March 2007.

We have a credit agreement that provides up to $500,000 in short-term borrowings at 1.25% over the prime rate (effective rate of 5.25% at March 31, 2004). The agreement limits the amount of short-term borrowings to 65% of eligible receivables, and the borrowings available are reduced by any outstanding letters of credit. Substantially all assets are pledged as collateral on the borrowings. The credit agreement further includes covenants that relate to certain financial statement ratios and restrictions. We had no outstanding borrowings under the credit agreement in 2004 or 2003.

We believe that cash and cash equivalents on hand at March 31, 2004, our $500,000 revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

Off-Balance Sheet Arrangements:

We have no off-balance sheet arrangements.

Cautionary Statement:

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•

dependence on a single product for most of our revenue;

•

budget constraints by governmental entities that purchase our products;

•

continuing ability of our licensee to pay royalties owed;

•

dependence on third parties for manufacturing and marketing our products;

•

dependence on single-source suppliers to meet manufacturing needs;

•

failure to secure adequate protection for our intellectual property rights;

•

our inability to develop new applications and product enhancements

•

our inability to properly manage a growth in revenue and/or production requirements;

•

our inability to retain key scientific and technical personnel;

•

control of our voting stock by insiders; and

•

conditions beyond our control such as war, terrorist attacks, severe acute respiratory syndrome (SARS) epidemic and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by the Company are further qualified by the risk factors set forth in Item 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Item 3.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiary) required to be included in the reports we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004.

Exhibit

Number

Description

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 6, 2004.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 6, 2004.

32.1

Chief Executive Officer Certification pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

32.2

Chief Financial Officer Certification pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

(a)

Reports on Form 8-K

On February 17, 2004, we furnished a Current Report on Form 8-K announcing earnings for the fiscal year ended December 31, 2003 and attaching a press release dated February 17, 2004 related thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

By:

Dated:  May 6, 2004

/s/ James Murdakes

James Murdakes

Chairman and Chief Executive Officer

(principal executive officer)

Dated:

May 6, 2004

/s/ Arthur J. Bourgeois

Arthur J. Bourgeois

Chief Financial Officer

(principal financial and accounting officer)

EXHIBIT INDEX TO FORM 10-QSB

Exhibit No.

Description

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 6, 2004.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated May 6, 2004.

32.1

Chief Executive Officer Certification pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

32.2

Chief Financial Officer Certification pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.