Form 10-Q
period 2004-06-30
IMAGE SENSING SYSTEMS INC
filed 2004-08-05
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________

Commission file number: 0-26056

IMAGE SENSING SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1519168
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 SPRUCE TREE CENTRE
1600 UNIVERSITY AVE. W.
ST. PAUL, MN 55104-3825
(Address of principal executive offices)

(651) 603-7700
(Issuer’s telephone number)

Not Applicable
------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.01 par value, 3,437,032 shares as of July 19, 2004.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

IMAGE SENSING SYSTEMS, INC.

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION	Page No.

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets as of
	June 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income for the
	three- and six-month periods ended June 30, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows for the
	six-month periods ended June 30, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	7

Item 3	Controls and Procedures	12

	PART II. OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	13

Item 6	Exhibits and Reports on Form 8-K	13

	Signatures	14

	Exhibit Index	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003

Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$5,767,000	$5,384,000
Accounts receivable	2,047,000	1,835,000
Inventories	250,000	323,000
Investment in FHLB bond	1,204,000	—
Prepaid expenses	98,000	100,000
Deferred income taxes	61,000	61,000

Total current assets	9,427,000	7,703,000

Property and equipment, net	144,000	126,000

Other assets:
Capitalized software development costs, net	549,000	679,000
Goodwill	1,050,000	1,050,000
Other	29,000	29,000

	1,628,000	1,758,000

Total assets	$11,199,000	$9,587,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$890,000	$579,000
Accrued compensation	330,000	561,000
Income taxes payable	278,000	458,000

Total current liabilites	1,498,000	1,598,000

Deferred income taxes	229,000	229,000

Shareholders’ equity:
Common stock	34,000	33,000
Additional paid-in capital	5,631,000	5,218,000
Retained earnings	3,807,000	2,509,000

	9,472,000	7,760,000

Total liabilities and shareholders’ equity	$11,199,000	$9,587,000

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30

	2004	2003	2004	2003

Revenue:
Product sales	$1,484,000	$1,051,000	$2,314,000	$1,459,000
Royalties	1,944,000	1,546,000	3,187,000	2,689,000
Consulting services	—	—	—	5,000

	3,428,000	2,597,000	5,501,000	4,153,000

Costs of revenue:
Product sales	781,000	414,000	1,196,000	618,000
Royalties	83,000	76,000	141,000	127,000
Consulting services	—	—	—	2,000

	864,000	490,000	1,337,000	747,000

Gross profit	2,564,000	2,107,000	4,164,000	3,406,000

Operating expenses:
Selling, marketing and product support	597,000	585,000	1,219,000	1,098,000
General and administrative	258,000	286,000	578,000	566,000
Research and development	271,000	162,000	465,000	345,000

	1,126,000	1,033,000	2,262,000	2,009,000

Income from operations	1,438,000	1,074,000	1,902,000	1,397,000

Other income (expense), net	11,000	(3,000)	24,000	—

Income before income taxes	1,449,000	1,071,000	1,926,000	1,397,000
Income taxes	470,000	244,000	627,000	319,000

Net income	$979,000	$827,000	$1,299,000	$1,078,000

Net income per common share:
Basic	$0.29	$0.26	$0.39	$0.34

Diluted	$0.26	$0.24	$0.34	$0.31

Weighted average number of common shares
outstanding:
Basic	3,402,000	3,182,000	3,347,000	3,180,000

Diluted	3,817,000	3,475,000	3,789,000	3,464,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Periods Ended June 30

	2004	2003

Operating activities:
Net income	$1,299,000	$1,078,000
Adjustments to reconcile net income to net cash
provided by operating activities	(71,000)	(40,000)

Net cash provided by operating activities	1,228,000	1,038,000

Investing activities:
Purchase of property and equipment	(56,000)	(43,000)
Purchase of Federal Home Loan Board bond	(1,204,000)	—

Net cash used in investing activities	(1,260,000)	(43,000)

Financing activities:
Proceeds from exercise of stock options	415,000	82,000
Payment to former shareholders of subsidiary	—	(450,000)

Net cash provided by (used in) financing activities	415,000	(368,000)

Increase (decrease) in cash and cash equivalents	383,000	627,000

Cash and cash equivalents, beginning of period	5,384,000	2,625,000

Cash and cash equivalents, end of period	$5,767,000	$3,252,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and accompanying footnotes in our Form 10-KSB for the fiscal year ended December 31, 2003.

Note B: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2004 and 2003 (dollars and share amounts in thousands):

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30

	2004	2003	2004	2003

Numerator:
Net income	$979	$827	$1,299	$1,078

Denominator:
Shares used in basic net
income per share
calculations:	3,402	3,182	3,347	3,180
Effect of diluted securities:
Employee and director
stock options	415	293	442	284

Shares used in diluted
net income per share
calculations	3,817	3,475	3,789	3,464

Basic net income per share	$.29	$.26	$.39	$.34

Diluted net income per share	$.26	$.24	$.34	$.31

Note C: Stock Options

Stock options issued to employees are accounted for under the intrinsic value method. Accordingly, stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock options (dollars in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,

	2004	2003	2004	2003

Net income, as reported	$979	$827	$1,299	$1,078
Deduct: Total stock-based employee
compensation expense determined under the
fair value method for all awards, net of
related tax effects	55	66	110	134

Pro-forma net income	$924	$761	$1,189	$944

Net income per share:
Basic - as reported	$.29	$.26	$.39	$.34

Basic - pro forma	$.27	$.24	$.36	$.30

Diluted - as reported	$.26	$.24	$.34	$.31

Diluted - pro forma	$.24	$.22	$.31	$.27

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

Results of Operations: (Comparison of three- and six-month periods ended June 30, 2004 and 2003)

The following table sets forth for the periods indicated, (i) certain statements of income data as a percent of total revenue and (ii) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, shown in italics:

	Three-Month Period Ended June 30		Six-Month Period Ended June 30

	2004	2003	2004	2003

Product sales	43.3	40.5	42.1	35.1
Royalties	56.7	59.5	57.9	64.8
Consulting services	—	—	—	0.1
Total revenue	100.0	100.0	100.0	100.0
Gross profit — product sales	47.4	60.6	48.3	57.6
Gross profit — royalties	95.7	95.1	95.6	95.3
Operating expenses	32.8	39.8	41.1	48.4
Income from operations	41.9	41.4	34.6	33.6
Income taxes	13.7	9.4	11.4	7.7
Net income	28.6	31.8	23.6	26.0

Revenues for the second quarter of 2004 were $3,428,000, up 32.0% from $2,597,000 for the same period a year ago. The increase in revenues for the second quarter was due primarily to a 41.2% increase in product sales over the comparable period in 2003 and a 25.7% increase in royalty income. The increase in product sales was due primarily to several large product orders shipped to customers in Asia and Europe in the second quarter of 2004. Royalty income for the second quarter of 2004 increased over the comparable period in 2003 reflecting Econolite’s increase in sales of products using our technology.

Revenues for the six-month period ended June 30, 2004, were $5,501,000, an increase of 32.5% from $4,153,000 a year ago. Revenue from product sales and royalties increased 58.6% and 18.5%, respectively, over the comparable six-month period of 2003. The increases resulted primarily from further acceptance of our products in both the European and Asian markets and increases in domestic sales by Econolite.

Gross profits for the second quarter of 2004 were $2,564,000, or 74.8% of revenue, compared to $2,107,000, or 81.1% of revenue, for the same period a year ago. Gross profits for the six-month period ended June 30, 2004 were $4,164,000, or 75.7% of revenue, compared to $3,406,000 or 82.0% of revenue a year ago. The increases in gross profit in 2004 are due to increased revenue both from product sales and royalty income. The decreases in gross profit margins for both the second quarter and first half of 2004 were due primarily to the increased mix of product sales as a percentage of total revenue, with product sales having lower margins than royalty income. Gross profit margins on product sales decreased to 47.4% in the second quarter of 2004 compared to 60.6% for the comparable quarter in 2003. Gross profit margins on product sales for the first half of 2004 also decreased to 48.3% from 57.6% for the comparable period in 2003. The reduced margins for both the second quarter and first half of 2004 result primarily from unusually large sales of certain products which compliment our technology but carry lower margins. Margins on our primary products have not changed significantly in 2004, and we do not expect that our cost of product sales relative to product sales or royalty costs relative to royalty income will change appreciably during the balance of 2004.

Operating expenses were $1,126,000, or 32.8% of revenue, for the second quarter of 2004 compared to $1,033,000, or 39.8% of revenue, for the same period a year ago. For the first half of 2004, operating expenses were $2,262,000, or 41.1% of revenue, compared to $2,009,000, or 48.4% of revenue, for the first half of 2003. The increases in operating expenses are due primarily to the hiring of technical staff for research and development projects in the fourth quarter of 2003. Other increases in operating expenses relate primarily to additional sales and marketing initiatives in 2004 over 2003. Operating expenses as a percent of revenue decreased in the second quarter and first half of 2004 compared to 2003, an indication that our operating expenses tend to be fixed and are not rising in relation to revenues. We expect that our operating expenses will increase marginally during the remainder of 2004 to cover additional sales and product support hires in Europe and Asia and technical staff in the United States.

Income from operations in the second quarter of 2004 was $1,438,000, or 41.9% of revenue, compared to $1,074,000, or 41.4% of revenue, in the comparable quarter in 2003, an increase of 33.9%. Income from operations for the first half of 2004 was $1,902,000, or 34.6% of revenue, compared to $1,397,000, or 33.6% of revenue, in the comparable quarter in 2003, an increase of

36.1%. The increases in income from operations for both the second quarter and first half of 2004 over the comparable periods in 2003 resulted primarily from revenue growing at a higher rate (32% for both periods) than operating expenses (9% and 13%, respectively).

Income taxes were $470,000, or 32.4% of pretax income, in the second quarter of 2004, compared to $244,000, or 22.8% of pretax income, in the comparable quarter of 2003, while income taxes were $627,000, or 32.6% of pretax income, in the first half of 2004, compared to $319,000, or 22.8% of pretax income in the comparable period of 2003. The increase in income taxes was due primarily to having more taxable income in 2004 and less benefit from utilization of tax loss and tax credit carryforwards than the previous year. We expect income taxes to remain at approximately 33% of pretax income for the remainder of the year.

Net income was $979,000, or 28.6% of revenue, in the second quarter of 2004, an 18.4% increase compared to $827,000, or 31.8% of revenue, in the comparable quarter of 2003. Net income was $1,299,000, or 23.6% of revenue, in the first half of 2004, a 20.5% increase compared to $1,078,000, or 26.0% of revenue in the comparable period in 2003. The change in net income is due to the factors discussed above. The decrease in net income as a percent of revenue is due primarily to the higher effective tax rate in 2004, as discussed above.

Liquidity and Capital Resources:

At June 30, 2004, we had $5,767,000 in cash and cash equivalents, compared to $5,384,000 at December 31, 2003. We had working capital of $7,929,000, and a ratio of current assets to current liabilities of 6.3 to 1 at June 30, 2004, compared to $6,105,000 and 4.8 to 1, respectively, at the end of 2003.

Net cash provided by operating activities was $1,228,000 in the first half of 2004, compared to $1,038,000 in the comparable period of 2003. We reduced cash and cash equivalents by investing $1.2 million in a Federal Home Loan Board bond in order to increase our interest income. The bond is callable on September 30, 2004 and matures in March 2007. Proceeds of $415,000 from stock option exercises were the only other significant source of cash in 2004.

We have a credit agreement that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 4.5% at June 30, 2004). Substantially all assets are pledged as collateral on the borrowings. The credit agreement further includes a covenant that restricts payment of a cash dividend if an event of default has occurred or would occur as a result of paying a dividend. We had no outstanding borrowings under the credit agreement in 2004 or 2003.

We believe that cash and cash equivalents on hand at June 30, 2004, our $1,000,000 line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

Off-Balance Sheet Arrangements:

We have no off-balance sheet arrangements.

Critical Accounting Policies:

Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The accounting policies used in preparing our interim 2004 consolidated condensed financial statements are the same as those described in our Annual Report.

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

  dependence on a single product for most of our revenue;
  budget constraints by governmental entities that purchase our products;
  continuing ability of our licensee to pay royalties owed;
  dependence on third parties for manufacturing and marketing our products;
  dependence on single-source suppliers to meet manufacturing needs;
  failure to secure adequate protection for our intellectual property rights;
  our inability to develop new applications and product enhancements;
  our inability to properly manage growth in revenue and/or production requirements;
  our inability to retain key scientific and technical personnel;
  control of our voting stock by insiders; and

  conditions beyond our control such as war, terrorist attacks, severe acute respiratory syndrome (SARS) epidemic and economic recession.

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

PART II: OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 19, 2004, in St. Paul, Minnesota. The Company solicited proxies and filed its definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. The only matter voted on at the meeting was the election of directors.

Director	For	Withhold Authority

Panos G. Michalopoulos	2,715,242	77,663
Richard C. Magnuson	2,024,354	768,551
Richard P. Braun	2,061,836	731,069
James Murdakes	2,739,603	53,302
Michael G. Eleftheriou	2,711,867	81,038

Item 6.     Exhibits and Reports on Form 8-K

                   (a)   Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the
Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the
Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

                   (b)     Reports on Form 8-K

On April 22, 2004, we furnished a Current Report on Form 8-K announcing earnings for the quarter ended March 31, 2004 and attaching a press release dated April, 21, 2004 related thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

By:

Dated: August 5, 2004	/s/ James Murdakes James Murdakes Chairman and Chief Executive Officer (principal executive officer)

Dated: August 5, 2004	/s/ Arthur J. Bourgeois Arthur J. Bourgeois Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX TO FORM 10-QSB

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002