Form 10QSB
period 2004-09-30
IMAGE SENSING SYSTEMS INC
filed 2004-10-28
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________

Commission file number: 0-26056

IMAGE SENSING SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1519168
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

500 SPRUCE TREE CENTRE
1600 UNIVERSITY AVE. W.
ST. PAUL, MN 55104-3825
(Address of principal executive offices)

(651) 603-7700
(Issuer’s telephone number)

Not Applicable
------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.01 par value, 3,456,722 shares as of October 18, 2004.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

IMAGE SENSING SYSTEMS, INC.

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION	Page No.

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets as of
	September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income for the
	three- and nine-month periods ended September 30, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows for the
	nine month periods ended September 30, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3	Controls and Procedures	12

	PART II. OTHER INFORMATION

Item 6	Exhibits	14

	Signatures	15

	Exhibit Index	16

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$ 5,384,000	$5,384,000
Accounts receivable	2,521,000	1,835,000
Inventories	488,000	323,000
Investment in callable FHLB bonds	2,300,000	--
Prepaid expenses	165,000	100,000
Deferred income taxes	61,000	61,000

Total current assets	10,919,000	7,703,000

Property and equipment, net	133,000	126,000

Other assets:
Capitalized software development costs, net	485,000	679,000
Goodwill	1,050,000	1,050,000
Other	29,000	29,000

	1,564,000	1,758,000

Total assets	$12,616,000	$9,587,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 472,000	$ 579,000
Accrued compensation	597,000	561,000
Income taxes payable	810,000	458,000

Total current liabilites	1,879,000	1,598,000

Deferred income taxes	229,000	229,000

Shareholders' equity:
Common stock	35,000	33,000
Additional paid-in capital	5,688,000	5,218,000
Retained earnings	4,785,000	2,509,000

	10,508,000	7,760,000

Total liabilities and shareholders' equity	$12,616,000	$9,587,000

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30

	2004	2003	2004	2003

Revenue:
Product sales	$ 566,000	$ 840,000	$2,880,000	$2,299,000
Royalties	2,511,000	1,829,000	5,698,000	4,518,000
Consulting services	—	—	—	5,000

	3,077,000	2,669,000	8,578,000	6,822,000

Costs of revenue:
Product sales	219,000	397,000	1,415,000	1,015,000
Royalties	102,000	83,000	243,000	210,000
Consulting services	—	—	—	2,000

	321,000	480,000	1,658,000	1,227,000

Gross profit	2,756,000	2,189,000	6,920,000	5,595,000

Operating expenses:
Selling, marketing and product support	565,000	599,000	1,784,000	1,697,000
General and administrative	369,000	396,000	947,000	962,000
Research and development	331,000	162,000	796,000	507,000

	1,265,000	1,157,000	3,527,000	3,166,000

Income from operations	1,491,000	1,032,000	3,393,000	2,429,000

Other income, net	21,000	14,000	45,000	14,000

Income before income taxes	1,512,000	1,046,000	3,438,000	2,443,000
Income taxes	535,000	365,000	1,162,000	684,000

Net income	$ 977,000	$ 681,000	$2,276,000	$1,759,000

Net income per common share:
Basic	$ 0.28	$ 0.21	$ 0.67	$ 0.55

Diluted	$ 0.26	$ 0.19	$ 0.60	$ 0.51

Weighted average number of common shares
outstanding:
Basic	3,442,000	3,236,000	3,378,000	3,199,000

Diluted	3,818,000	3,678,000	3,798,000	3,482,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine-Month Periods Ended September 30

	2004	2003

Operating activities:
Net income	$ 2,276,000	$ 1,759,000
Adjustments to reconcile net income to net cash
provided by operating activities	(387,000)	363,000

Net cash provided by operating activities	1,889,000	2,122,000

Investing activities:
Purchase of property and equipment	(61,000)	(56,000)
Purchase of callable FHLB bonds	(2,300,000)	—

Net cash used in investing activities	(2,361,000)	(56,000)

Financing activities:
Proceeds from exercise of stock options	472,000	145,000
Payment to former shareholders of subsidiary	—	(450,000)

Net cash provided by (used in) financing activities	472,000	(305,000)

Increase (decrease) in cash and cash equivalents	—	1,761,000

Cash and cash equivalents, beginning of period	5,384,000	2,625,000

Cash and cash equivalents, end of period	$ 5,384,000	$ 4,386,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2004

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and accompanying footnotes in our Form 10-KSB for the fiscal year ended December 31, 2003.

Note B: Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share for the three- and nine month periods ended September 30, 2004 and 2003 (dollars and share amounts in thousands):

	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30

	2004	2003	2004	2003

Numerator:
Net income	$ 977	$ 681	$2,276	$1,759

Denominator:
Shares used in basic net
income per share
calculations:	3,442	3,236	3,378	3,199
Effect of diluted securities:
Employee and director
stock options	376	442	420	283

Shares used in diluted
net income per share
calculations	3,818	3,678	3,798	3,482

Basic net income per share	$ .28	$ .21	$ .67	$ .55

Diluted net income per share	$ .26	$ .19	$ .60	$ .51

Note C: Investment in Callable FHLB Bonds

In accordance with the Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and based on our intention regarding these instruments, we classify all debt securities as held-to-maturity and account for these investments at amortized cost. These securities mature in 2007. The amortized principal amount approximates fair value at September 30, 2004.

Note D: Stock Options

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,

	2004	2003	2004	2003

Net income, as reported	$977	$681	$ 2,276	$ 1,759
Deduct: Total stock-based employee
compensation expense determined under the
fair value method for all awards, net of
related tax effects	55	63	165	189

Pro-forma net income	$922	$618	$ 2,111	$ 1,570

Net income per share:
Basic - as reported	$.28	$.21	$.67	$.55

Basic - pro forma	$.27	$.19	$ .62	$ .49

Diluted - as reported	$.26	$.19	$ .60	$ .51

Diluted - pro forma	$.24	$.17	$ .56	$ .44

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

Autoscope systems are sold to distributors and end users of traffic management products in North America and Latin America by Econolite Control Products, Inc., (Econolite), our distribution partner in those locations. We also sell Autoscope products to distributors and end users in Asia and Europe through our Hong Kong subsidiary, Flow Traffic Ltd. and our United Kingdom subsidiary, Image Sensing Systems Europe Ltd, respectively. The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels. The majority of our North American revenue is derived from royalties received from Econolite. A second primary source of revenue is produced from direct product sales in Asia and Europe. End users of the Autoscope system throughout the world are generally funded by government agencies responsible for traffic management and/or traffic law enforcement.

Our success is primarily dependent upon (i) continued governmental funding of “Intelligent Transportation Systems”, such as machine vision for traffic control; (ii) our ability, through Econolite and our sales representatives in Asia and Europe, to successfully market the Autoscope System to individual traffic managers; and (iii) our ability to develop new machine vision products and applications that enhance traffic managers’ ability to cost effectively improve traffic flow and safety.

Results of Operations: (Comparison of three- and nine month periods ended September 30, 2004 and 2003)

The following table sets forth for the periods indicated, (i) certain statements of income data as a percent of total revenue and (ii) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, shown in italics:

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30

	2004	2003	2004	2003

Product sales	18.4%	31.5%	33.6%	33.7%
Royalties	81.6	68.5	66.4	66.2
Consulting services	—	—	—	0.1
Total revenue	100.0	100.0	100.0	100.0
Gross profit - product sales	61.3	52.7	50.9	55.9
Gross profit - royalties	95.9	95.5	95.7	95.4
Operating expenses	41.1	43.3	41.1	46.4
Income from operations	48.5	38.7	39.6	35.6
Income taxes	17.4	13.7	13.5	10.0
Net income	31.8	25.5	26.5	25.8

Revenues for the third quarter of 2004 were $3,077,000, up 15.3% from $2,669,000 for the comparable period a year ago. The increase in revenues for the third quarter was due primarily to a 37.3% increase in royalty income over the comparable period in 2003 offset in part by a 32.6% decrease in product sales. Royalty income for the third quarter of 2004 increased 37.3% over the comparable period in 2003 reflecting Econolite’s increase in sales of Autoscope products using our technology. Product sales for the third quarter were 32.6% less than the comparable period in 2003 as several large sales orders in Asia did not repeat in 2004.

Revenues for the nine month period ended September 30, 2004, were $8,578,000, an increase of 25.7% from $6,822,000 a year ago. Revenue from product sales and royalties increased 25.3% and 26.1%, respectively, over the comparable nine month period of 2003. The increases resulted primarily from further acceptance of our Autoscope products in both the Asian and European markets and increases in North American sales by Econolite. Revenues tend to be seasonal with the first and fourth quarters of the calendar year historically less than the second and third quarters. We expect this trend to continue with revenues for the fourth quarter of 2004 and the first quarter of 2005 to be less than the second and third quarters of 2004.

Gross profits for the third quarter of 2004 were $2,756,000, or 89.6% of revenue, compared to $2,189,000, or 82.0% of revenue, for the same period a year ago. Gross profits for the nine month period ended September 30, 2004 were $6,920,000, or 80.7% of revenue, compared to $5,595,000, or 82.0% of revenue, a year ago. The increase in gross profit for the third quarter in 2004 over the comparable period in 2003 was due to increased revenue from royalty income, which more than offset a decrease in gross profit from product sales. The increase in gross profit for the nine month period ended September 30, 2004 over the comparable period in 2003 was due to an increase in both product sales and royalty income. The changes in gross profit margins for the third quarter of 2004 and nine month period ended September 30, 2004 relative to the comparable periods in 2003 are due primarily to changes in the mix of high margin royalties as a percentage of total revenue. Gross profit margins on product sales increased to 61.3% in the third quarter of 2004 compared to 52.7% for the comparable quarter in 2003, due primarily to a greater mix of high margin products sold in the current quarter. Gross profit margins on product sales for the nine month period ended September 30, 2004 decreased to 50.9% from 55.9% for the comparable period in 2003, due primarily to an unusually large mix of sales of certain products which complement our technology but carry lower margins. Margins on our primary products have not changed significantly in 2004, and we do not expect that our cost of product sales relative to product sales, or royalty costs relative to royalty income, will change appreciably during the balance of 2004.

Operating expenses were $1,265,000, or 41.1% of revenue, for the third quarter of 2004 compared to $1,157,000, or 43.3% of revenue, for the same period a year ago. For the nine month period ended September 30, 2004, operating expenses were $3,527,000, or 41.1% of revenue, compared to $3,166,000, or 46.4% of revenue, for the comparable period in 2003. The increases in operating expenses are due primarily to the hiring of technical staff for research and development projects in the fourth quarter of 2003. Other increases in operating expenses relate primarily to additional sales and marketing initiatives in 2004 over 2003. Operating expenses as a percentage of revenue decreased in the third quarter of 2004 and nine month period ended September 30, 2004 compared to 2003, an indication that our operating expenses tend to be fixed and are not rising in relation to revenues. We expect that our operating expenses will increase marginally during the remainder of 2004 to cover additional technical staff in the United States. However, we also expect that seasonal revenue fluctuations combined with fixed operating expenses will increase operating expenses as a percentage of total revenue in the fourth quarter of 2004 and first quarter of 2005.

Income from operations in the third quarter of 2004 was $1,491,000, or 48.5% of revenue, compared to $1,032,000, or 38.7% of revenue, in the comparable quarter of 2003, an increase of 44.5%. Income from operations for the nine month period ended September 30, 2004 was $3,393,000, or 39.6% of revenue, compared to $2,429,000, or 35.6% of revenue, in the comparable quarter of 2003, an increase of 39.7%. The increases in income from operations for both the third quarter of 2004 and nine month period ended September 30, 2004 over the comparable periods of 2003 resulted primarily from revenue growing at a higher rate (15.3% and 25.7% for the third quarter and nine month period, respectively) than operating expenses (9.3% and 11.4%, respectively).

Income taxes were $535,000, or 35.4% of pretax income, in the third quarter of 2004, compared to $365,000, or 34.9% of pretax income, in the comparable quarter of 2003, while income taxes were $1,162,000, or 33.8% of pretax income, in the nine month period ended September 30, 2004, compared to $684,000, or 28.0% of pretax income in the comparable period of 2003. The increase in income taxes was due primarily to having more taxable income in 2004 and less benefit from utilization of tax loss and tax credit carryforwards than the previous year. We expect income taxes will approximate 34% of pretax income for the remainder of the year.

Net income was $977,000, or 31.8% of revenue, in the third quarter of 2004, a 43.5% increase compared to $681,000, or 25.5% of revenue, in the comparable quarter of 2003. Net income was $2,276,000, or 26.5% of revenue, in the nine month period ended September 30, 2004, a 29.4% increase compared to $1,759,000, or 25.8% of revenue in the comparable period of 2003. The increase in net income is due to the factors discussed above.

Liquidity and Capital Resources:

At September 30, 2004, we had $5,384,000 in cash and cash equivalents, the same that we had at December 31, 2003, and $2,300,000 invested in callable Federal Home Loan Bank bonds purchased in the nine month period ended September 30, 2004. We had working capital of $9,040,000, and a ratio of current assets to current liabilities of 5.8 to 1 at September 30, 2004, compared to $6,105,000 and 4.8 to 1, respectively, at the end of 2003.

Net cash provided by operating activities was $1,889,000 in the nine month period ended September 30, 2004, compared to $2,122,000 in the comparable period of 2003. The decrease in cash provided by operating activities was due primarily to increases in accounts receivable and inventory balances over the comparable period in 2003, which more than offset the increase in net income for the current year over 2003. We reduced cash and cash equivalents by investing $2.3 million in Federal Home Loan Bank bonds in order to increase our interest income. The bonds are callable in 2004 and mature in 2007. Proceeds of $472,000 from stock option exercises were the only other significant source of cash in 2004.

We have a credit agreement that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 5.25% at September 30, 2004). Substantially all assets are pledged as collateral on the borrowings. The credit agreement further includes a covenant that restricts payment of a cash dividend if an event of default has occurred or would occur as a result of paying a dividend. We had no outstanding borrowings under the credit agreement in 2004 or 2003.

We believe that cash and cash equivalents on hand at September 30, 2004, our $1,000,000 line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

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

Cautionary Statement:

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,”“may,” “will,” “should,” “intends,”“plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products;

•	continuing ability of our licensee to pay royalties owed;

•	dependence on third parties for manufacturing and marketing our products;

•	dependence on single-source suppliers to meet manufacturing needs;

•	failure to secure adequate protection for our intellectual property rights;

•	our inability to develop new applications and product enhancements;

•	our inability to properly manage growth in revenue and/or production requirements;

•	our inability to retain key scientific and technical personnel;

•	control of our voting stock by insiders; and

•	conditions beyond our control such as war, terrorist attacks, severe acute respiratory syndrome (SARS) epidemic and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by the Company are further qualified by the risk factors set forth in Item 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004.

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

Image Sensing Systems, Inc.

By:

Dated: October 28, 2004	/s/ James Murdakes

James Murdakes
Chairman and Chief Executive Officer
(principal executive officer)

Dated: October 28, 2004	/s/ Arthur J. Bourgeois

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