Form 10KSB
period 2004-12-31
IMAGE SENSING SYSTEMS INC
filed 2005-03-29
CIK 943034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

[_]     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission file number   0-26056

Image Sensing Systems, Inc.

(Name of small business issuer in its charter)

Minnesota	41-1519168

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

500 Spruce Tree Centre 1600 University Ave. W. St. Paul, MN 55104	(651) 603-7700

(Address of principal executive offices, including zip code)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
Title of class

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes     [_]  No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

        The registrant’s revenues for the fiscal year ended December 31, 2004 totaled $10,830,000.

        Based on the closing price at March 14, 2005, the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $38,308,277.

        The number of shares outstanding of the registrant’s $.01 par value common stock, as of March 14, 2005, was 3,546,322 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our May 18, 2005 annual meeting of shareholders, which will be filed on or prior to May 2, 2005, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Issuer Format:     [_]  Yes     [X]  No

PART I

Item 1. Description of Business

        Image Sensing Systems, Inc. (referred to in this report as “we”, “us”, “our” and the “Company”) develops and markets video image processing products for use in traffic applications such as intersection control, highway and tunnel traffic management and traffic data collection. We use a video image processing technology, also known as machine vision, which captures video images and analyzes the captured images through the use of sophisticated algorithms and computer software resident on special purpose hardware. Machine vision technology uses video cameras to emulate the function of the human eye and is used in a variety of applications such as industrial quality control, manufacturing automation, health care, robotic guidance and defense. We use a proprietary version of the machine vision technology implemented on commercially available computer hardware and video cameras to create the company’s core family of products, the Autoscope® Wide Area Video Vehicle Detection System.

        The Autoscope system converts video images of a traffic scene into traffic information and data that may be transmitted to local or remote locations for real-time traffic management and control. The Autoscope system is modular and expandable and has a variety of applications in intersection control, highway and tunnel traffic management and traffic data collection. The system can also be used by traffic managers for research and other applications, such as transportation security, and ultimately can help improve traffic flow and reduce travel time, traffic accidents, delays, congestion, air pollution and fuel consumption and can improve roadway planning and cost efficiencies in traffic management and control. Products are sold globally to city, county, state, federal and private transportation professionals.

        We have strategic distribution agreements with several traffic control companies in the United States and abroad for the manufacturing and distribution of our products. We manufacture the Autoscope family of products through an agreement with Econolite Control Products Inc. and Wireless Technology Inc. We sell the Autoscope system in North America and Latin America through a long-term agreement with Econolite. In Europe, we sell the Autoscope system through our wholly-owned subsidiary, Image Sensing Systems Europe Ltd. In Asia, we sell the Autoscope system and a non-Autoscope loop detection product to distributors through our wholly-owned subsidiary, Flow Traffic Ltd.

History

        We were incorporated in the state of Minnesota in December 1984 and began operations by pioneering the commercial application of wide area video vehicle detection for traffic management. The technology underlying the Autoscope system was initially developed at the University of Minnesota under the direction of the Company’s founder, Dr. Panos Michalopoulos, a professor at the University. In 1989, the University was awarded a patent for that technology. In 1991, the University awarded us exclusive license of the Autoscope technology. In 1991 we also granted a sub-license to Econolite Control Products, Inc., a leading manufacturer and seller of traffic control products in North America, to manufacture and distribute the licensed technology. In 1995, we raised $3.9 million in a public offering of 990,000 shares of common stock. Some of the proceeds of the public offering were used to advance the technology of our products and to expand our distribution network to Europe and Asia. In 1999, we acquired sixty percent ownership of Flow Traffic Ltd., a distributor of traffic products in Asia, located in Hong Kong. In 2002, we acquired the remaining forty percent ownership of Flow Traffic. In 2004 we formed a wholly-owned subsidiary, Image Sensing Systems Europe Ltd. with offices in the United Kingdom and Spain.

Industry Background

        Automated vehicle detection for traffic management and control has traditionally been performed with inductive wire loops buried in the pavement. Typically, the road surfaces are saw-cut with a specific shaped cut; specified metallic wires are bent into the same shape as the saw-cut and placed into the saw-cut with a sealant material subsequently covering up the saw-cut opening. However, in-pavement loop detectors are costly to install and difficult to maintain, are destructive to road surfaces and are not capable of wide-area vehicle detection without the use of many loops. By contrast, the Autoscope system is easier to install and maintain than loop detectors, is non-destructive to road surfaces and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. The Autoscope system’s range of applications and its ability to support new applications for advanced technology solutions to traffic management problems make it superior to the loop detectors.

Strategy

        Our strategy is to remain the global leader in machine vision technology for advanced traffic management while continuing to improve profitability and provide value for our customers. To achieve our objectives, we will continue to develop new hardware and software products and applications for use by traffic managers worldwide in order that they may improve traffic flow, traffic safety and roadway planning, and that they may reduce travel time, traffic accidents, delays, congestion, air pollution and fuel consumption and ultimately provide increased cost efficiencies in traffic management and control. We will continue efforts to (1) expand and improve our distribution network in other parts of Europe and Asia-Pacific that can grow our market base; (2) seek out partners within the industry that bring synergistic technologies to our current products and markets; and (3) seek out partners outside of the traffic management industry that leverage our technology that can result in profitable business.

The Autoscope System

        In the Autoscope system a camera is used to view the roadway traffic scene. The camera video is input to a special purpose computer called the Autoscope machine vision processor (MVP). The Autoscope system is configured by defining detection zones on a monitor displaying the traffic view as seen by each camera, as opposed to saw-cutting and placing detector loops in the pavement. The monitor displays the camera’s field-of-view and, using software provided with the Autoscope system, the user defines the detection zones using a computer mouse. Configuring the detection zones allows the user to specify where and what type of traffic data needs to be collected. Numerous detection zones can be programmed per camera. These detection zones are then stored in the memory of the Autoscope MVP, which analyzes the camera view in real-time and extracts the required traffic data. A single Autoscope unit can be configured to include numerous detection zones, allowing a traffic engineer to replace a like number, or more, of in-pavement loops.

        The Autoscope system is capable of measuring traffic data such as: vehicle presence, counts, speed and length, time occupancy (percent of time the detection zone is occupied), average headway (time interval between vehicles), flow rate (vehicles per hour per lane) and more. The Autoscope system output can be routed to the intersection signal controller which actuates the traffic light. In tunnel safety applications, the Autoscope system can provide alerts to operators upon detecting stopped, wrong direction or slow moving vehicles. The traffic data and alerts may also be transmitted to another host computer via public dial-up telephone lines, private twisted-pair copper wires, fiber optic network or various wireless communications media. Typically, the data is transmitted to a central computer at a traffic management center (TMC). If desired, video can also be transmitted to the same destination as the data. Data from the Autoscope system can be processed in real time to manage traffic or stored for later analysis for traffic planning purposes.

Current Products

        The original Autoscope 2002 system was introduced in 1989 and was based on an industrial computer. Since that time, we have developed a number of Autoscope products, which currently include: Autoscope Solo® Pro, Autoscope Solo® Pro NC, Autoscope 2020™, Autoscope RackVision™, Autoscope RackVision™ System 4, Autoscope RackVision™ System 16, and most recently, the Autoscope Atlas™ Junction Detection System (JDS). We also supply the Autoscope® Image Sensor Camera (AIS Camera™) for use with our Autoscope MVP products. All systems come with the latest Autoscope Software Suite which provides a robust communications server and applications software for configuring, monitoring and maintaining large or small system installations. The applications software graphical user interface is currently available in 15 languages, which is vital to many of our markets where English may not be used by those who use our products. Finally, an optional Autoscope Software Developer’s Kit is available at added cost for large projects requiring integrated communications for real-time operation and data retrieval.

        Autoscope Solo Pro is an integrated color zoom camera and machine vision processor contained in one compact housing unit. The Solo Pro provides the best performance of our product line due to the guaranteed, high-

quality video resulting from the integration of camera and processor. The Autoscope Solo Pro NC, introduced in 2002, and Autoscope 2020 and Autoscope RackVision, introduced in 2003, were developed to allow customers to use standard video cameras with Autoscope technology. The AIS Camera is our stand-alone specialized camera that promotes optimal use of Autoscope Solo Pro NC, Autoscope 2020 and the Autoscope RackVision products. The Autoscope RackVision System products were introduced this past year to provide a turn-key solution, primarily for our Asian market. The Autoscope Atlas JDS is a single board, two-camera processor bundled with two cameras, developed this past year to provide a cost-effective solution for intersection control in Europe. All our products are designed to meet both United States Federal Communications Commission and European regulatory standards.

        The Autoscope Software Developer’s Kit provides system integrators and software developers the means to fully integrate many Autoscope vehicle detection systems within their overall traffic management system. This kit provides tools for high level software programming and trouble shooting. The communications software supplied with the kit has extensive built-in error correction, with useful error and data logging capabilities which greatly speeds up the integration process.

Product Development

        We continually work on product development and enhancements that expand our applications, reduce costs, improve performance, make the product more user-friendly and provide other beneficial features to the user. Product development efforts in 2004 included the following:

Autoscope Wizard—this highly successful software component was introduced in 2003 to automate setup and configuration for signalized intersection applications in our North American market. The scope of the Wizard was expanded in 2004 and ported, in part, to the Autoscope MVP itself, so that the MVP could be configured without a Windows PC, using only a mouse and video monitor, for ease of use.

Autoscope RackVision System-4 & -16— these products leverage the highly successful RackVision Euro card by providing an integrated power supply and video multiplexer in standard VME rack size for up to four and sixteen processors, respectively.

Autoscope Atlas JDS— the Atlas system was developed as a lower-cost, two-camera system for vehicle presence detection for European signalized intersections. It is hoped that introduction of this product will accelerate the acceptance and adoption of video detection in Europe to similar levels of widespread acceptance we are now enjoying in the North American market.

Korean Communications Protocol— Similar to the TLS protocol, a standard communications protocol for German highways, a similar standard communications protocol for Korean highways was added to the Autoscope product. Transportation authorities and system integrators in Korea will now find it easier to integrate the Autoscope system with their highways transportation system.

         Research and development expense increased 38% from $814,000 in 2003 to $1,126,000 in 2004.

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

Sales and Marketing

        We market and sell our products to global customers. We have supplied Autoscope systems for over 33,000 cameras worldwide in more than 50 countries. Together, we and our partners offer a combination of high-performance video detection technology and experienced local support.

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

        We have granted Econolite an exclusive right to market and distribute the Autoscope system and related technology which they manufacture (see Manufacturing above) in North America, the Caribbean and Latin America. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from their sales of the Autoscope system. Royalty income from Econolite comprised 69% and 64% of our revenue in 2004 and 2003, respectively. We coordinate the marketing of Autoscope products with Econolite for North America and Latin America and provide second tier technical support.

        We may terminate our agreement with Econolite if a minimum annual sales level is not met or Econolite fails to make payments as required by the agreement. The initial term of the agreement was 15 years, ending in 2006, and was automatically renewable thereafter for additional one-year periods unless terminated by either party upon 60 days’ notice prior to the end of the initial term or any extension term. In 2001, we signed a five-year extension of our agreement with Econolite, thereby extending its term to 2011.

        We market the Autoscope system to a network of distributors covering countries in Europe and the Middle East through our wholly-owned subsidiary, Image Sensing Systems Europe Ltd., and in Asia through our wholly-owned Asian subsidiary, Flow Traffic Ltd. Technical support to these distributors is provided by Autoscope experts residing in Europe and Asia, with second tier support provided from our principal executive offices in St. Paul, Minnesota. Flow Traffic Ltd. also sells other traffic management products and systems in Asia.

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

        Other potential competitors we are aware of include Siemens AG, Cognex Corp., NEC and 3M, which are companies that have machine vision capabilities and have substantially more financial, technological, marketing, personnel and research and development resources than we have. We estimate that more than 90% of the detector systems currently in use in the United States use competing in-pavement loop detectors. Other technologies that compete with video and loops for traffic sensing are radar, laser, infrared and acoustics.

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

        Additionally, efforts with our manufacturing and component suppliers are underway to convert all of our products to meet the new European directive for Reduction of Hazardous Substances (RoHS) which takes effect on July 1, 2006. Shortages of compliant parts, the need to change vendors or difficulties in the new manufacturing processes required could hinder Econolite’s and WTI’s ability to manufacture our products in time for the July 2006 deadline, which could, in turn, decrease our revenues and harm our business.

Backlog

        Our backlog of unfulfilled firm orders from distributors was not material as of December 31, 2004. Terms of agreements between distributors of our products and government contractors and other customers generally provide for cancellation or rescheduling of delivery in the case of backlogs. A backlog in our orders as of a particular date may not be a relevant factor in predicting our future revenue.

Intellectual Property

        We entered into a license agreement with the University of Minnesota in 1991. Under the agreement, we have been granted an exclusive, worldwide license, with a right to grant sublicenses, to make, have made, use, sell and lease any product that incorporates knowledge, information, know-how, software and devices, whether patentable or not, in the possession of the University and related to a video vehicle detection system developed by the University, solely or jointly with us, including certain improvements made to this technology. In exchange for our license, we pay a royalty to the University which is based on net sales of licensed products and sublicensing revenue. The license agreement terminates upon the termination of the patent covering the technology. The patent terminates on July 11, 2006. The University of Minnesota may terminate the license agreement if the royalties are not paid, if there is a material breach of the agreement by us, or if we fail to use our best efforts to effect commercial sales of the licensed products. We have agreed to indemnify the University against all liabilities or losses arising from (1) the manufacture, use, lease or sale of a licensed product by us or a sublicensee of us, (2) a third party’s use of a licensed product purchased from us or a sublicensee of us, and (3) a third party’s manufacture of a licensed product at our request.

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

Employees

        As of February 28, 2005, we had 38 employees, 36 of whom were full-time and two of whom were part-time. Thirteen of these employees are employed by our wholly-owned subsidiaries in Hong Kong and the United Kingdom. None of our employees is represented by a union. We believe our employee relations are good.

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

Risk Factors

We are dependent on a single product for most of our revenue, and if we do not maintain the market for our product, we will be unable to be profitable and our business will be harmed.

        More than 90% of our revenue since inception has been generated from sales of, or royalties from the sales of, the Autoscope® system vehicle detection system, and the Autoscope system currently is our only product sold commercially. The application of machine vision technology to traffic management is a relatively new concept in the traffic management industry. Our financial success and prospects for growth will depend in large part on the continued development of the market for advanced technology solutions for traffic management and the acceptance of the Autoscope system as a reliable, cost-effective alternative to traditional vehicle detection systems. We cannot assure you that we will be able to utilize our technology profitably in other products or markets. If the Autoscope system does not continue to gain greater market acceptance and if we are unable to increase awareness of our product and expand our customer base, sales of our products will suffer and we may be unable to sustain our business.

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

        The United States and foreign patents for certain aspects of the underlying technology for the Autoscope system are owned by the University of Minnesota. We have entered into a license agreement with the University, pursuant to which we have been granted an exclusive, worldwide license, with a right to grant sub-licenses, to make, have made, use, sell and lease products incorporating the Autoscope technology, and we pay royalties to the University for this license. The University of Minnesota may terminate the license only in limited circumstances, but any termination would prevent us from developing and selling our products and therefore would severely disrupt our business operations.

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

        As of March 1, 2005, our directors and officers owned beneficially approximately 18% of our outstanding common stock. Accordingly, these shareholders may be able to influence the outcome of shareholder votes, including votes concerning the election of directors and the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions, regardless of how other shareholders may vote. This concentration of voting control among our officers and directors may result in the deferral, prevention or significant delay in a change in management or change in control of Image Sensing Systems and may constrain the voting or other rights of other holders of our common stock.

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

Our stock price is volatile.

        Our common stock is thinly traded with approximately 2.9 million shares held by nonaffiliates. Based on this fact, the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include: announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuation in our financial results or the financial results or our competitors and consolidation among our competitors.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

        We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Our inability to comply with European regulatory restrictions over hazardous substances and electronic waste could restrict product sales in those markets and reduce profitability in the future.

        The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual European Union governments (such legislation together with the directive, the WEEE Legislation), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. In addition, the European Parliament has enacted a requirement for the elimination or reduction of hazardous substances (RoHS). This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent cadmium. We are currently reviewing the applicability of WEEE and RoHS Legislation to our electronic products. Accordingly, we cannot currently estimate the extent of increased costs resulting from the WEEE and RoHS Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant costs. . We expect that we will be able to have our product in compliance with the directives and a waste disposal program in place by the respective deadlines, but if we are unable to do so we would be unable to market our products in European Union countries and sales revenues and profitability would suffer as a consequence.

Our ability to comply with the conditions beyond our control could seriously harm our business.

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

Item 2.     Description of Property

        We currently lease approximately 7,600 square feet of office space in St. Paul, Minnesota, pursuant to an operating lease that expires in May 2005. The lease provides for monthly payments of $11,000, and we are responsible for our proportionate share of increases in operating expenses that exceed a base rent factor. We are currently negotiating renewal of this lease with the intention of adding approximately 500 square feet. Our subsidiaries in Honk Kong and the United Kingdom rent office and storage space of 930 square feet and 525 square feet for $3,000 and $2,000 per month, respectively, pursuant to operating leases that expire in April 2006 and December 2005, respectively.

        Rent expense for all locations amounted to $187,000 in 2004 and $182, 000 in 2003. At December 31, 2004, future minimum annual lease payments payable through 2005 total $95,000.

        We believe that our current space is adequate in the United States, Asia and Europe and do not intend to lease significantly more space in the near-future.

        We do not otherwise invest in real estate in any manner.

Item 3.     Legal Proceedings

        During 2004, we were not involved in any legal proceedings, and we currently are not a party to any legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Small Cap Market under the symbol “ISNS.” The quarterly high and low sales prices for our common stock for our last two fiscal years are set forth below.

	FY 2004		FY 2003

Quarter	High	Low	High	Low

First	$12.95	$8.50	$5.15	$3.49
Second	15.80	10.00	5.51	3.41
Third	12.05	8.80	9.04	4.47
Fourth	17.00	10.32	11.50	7.48

Shareholders

        As of March 10, 2005, there were 28 holders of record of our common stock and approximately 1,675 beneficial holders of our common stock.

Dividends

        We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

        Autoscope systems are sold to distributors and end users of traffic management products in North America and Latin America by Econolite Control Products, Inc. (Econolite), our master distributor in those locations. We also sell Autoscope products to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels. Flow Traffic Ltd., our Asian subsidiary, also sells other traffic management products and systems in Asia.

        The majority of our revenue is derived from royalties received from Econolite, with a second primary source of revenue produced from direct product sales in Europe and Asia. End users of the Autoscope system throughout the world are generally funded by government agencies responsible for traffic management and/or traffic law enforcement.

        Our success is primarily dependent upon (1) continued governmental funding of “Intelligent Transportation Systems”, such as machine vision for traffic control; (2) our ability through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers and (3) our ability to develop new machine vision products and applications that enhance the traffic manager’s ability to cost effectively improve traffic flow and safety.

Results of Operations

        The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively and (3) year to year changes of items in the consolidated statement of income from 2003 to 2004:

	Year Ended December 31		Year to Year % Change

	2004	2003

Product sales	30.6%	36.1%	(.9)%
Royalties	69.4	63.9	27.0

Total revenue	100.0	100.0	17.0
Gross profit - product sales	51.7	54.1	(5.3)
Gross profit - royalties	95.7	95.3	27.6
Selling, marketing and product support	23.3	26.5	2.9
General administrative	12.2	13.3	6.6
Research and development	10.4	8.8	38.3
Income from operations	36.4	31.8	33.8
Income taxes	12.5	9.0	61.7
Net income	24.9	23.1	26.2

        Total revenue increased to $10,830,000 in 2004 from $9,259,000 in 2003, an increase of 17.0%. Product sales for 2004 decreased to $3,309,000, or 30.6% of revenue, from $3,339,000, or 36.1% of revenue, in 2003. The .9% decrease from 2003 was due to $611,000 in lower sales of non-Autoscope products in Asia which more than offset $581,000 in higher sales of Autoscope systems by both our wholly-owned subsidiaries in Hong Kong and Europe. Our Hong Kong subsidiary had an exclusive distribution agreement to sell a non-Autoscope product line through December 31, 2004. Because of quality issues and delivery schedule problems for the products, sales declined throughout 2004, particularly in the fourth quarter, and we allowed the agreement to expire. We have transitioned to a new supplier and expect sales of new non-Autoscope products to begin in the second quarter of 2005. Sales increases for Autoscope products in both Asia and Europe were primarily attributable to continued acceptance of the RackVision and NC products introduced into Asia and Europe during the past three years. Royalty income for 2004 increased to $7,521,000, or 69.4% of revenue, from $5,920,000, or 63.9% of revenue, in 2003. The 27.0% increase in royalty income in 2004 resulted from increased sales volume of the Autoscope Solo Pro product by Econolite.

        Total gross profit was $8,910,000, or 82.3% of revenue, in 2004, compared to $7,449,000, or 80.5% of revenue, in 2003. The increase in our total gross profit margin percentage was primarily due to revenue mix, with higher margin royalty income increasing as a percentage of total revenue. Gross profit margin on product sales decreased to 51.7% of sales in 2004 from 54.1% of sales in 2003. The decrease was due primarily to an unusually large non-recurring sale of low margin cameras in January 2004 and discounting of the non-Autoscope product by our Asian subsidiary in the second half of 2004 in order to sell out inventory of a product we no longer planned on carrying. Margins on sales of the Solo Pros, RackVision and Autoscope NC, were stable in 2004. We expect the revenue mix to change marginally in 2005 if we increase product sales in Asia and Europe faster than Econolite increases royalty-generating sales in North America and Latin America. In this case, our gross profit margins will decrease since the margin on royalty income (95.7%) is significantly greater than on product sales (51.7%).

        Selling, marketing and product support expenses were $2,523,000, or 23.3% of revenue, in 2004, compared to $2,452,000, or 26.5% of revenue, in 2003. The small increase in total dollars expended resulted primarily from annual pay adjustments and adding one support person in Europe. We anticipate adding sales and product support personnel and increasing our marketing efforts in Europe in 2005. As a result, we expect selling and marketing expenses to increase in real terms in 2005, but we do not expect these expenses to increase as a percentage of revenue. General and administrative expenses were $1,317,000, or 12.2% of revenue, in 2004, compared to $1,235,000, or 13.3% of revenue, in 2003. The increase was due primarily to annual pay adjustments. We expect these expenses to increase in 2005 as we incur added audit and other professional fees associated with expansion in

Europe and planning for Sarbanes-Oxley compliance in 2006, but we do not expect these expenses to increase as a percentage of revenue. Research and development expenses totaled $1,126,000, or 10.4% of revenue, in 2004, compared to $814,000, or 8.8% of revenue, in 2003. The increase resulted primarily from adding engineering staff and assigning them to development projects and annual pay adjustments. We expect research and development expenses to increase by approximately 29% in 2005 as we complete or advance the development of several new products.

        Income taxes were $1,352,000 or 33.4% of pretax income in 2004, compared to $836,000 or 28.1% of pretax income in 2003. The increase in income taxes was due primarily to more taxable income while the increase in income taxes as a percentage of pretax income was due primarily to less benefit from tax credit carryforwards and higher effective tax rates on foreign earnings than the previous year.

        Net income was $2,694,000 in 2004, compared to $2,135,000 in 2003 due to the factors discussed above.

Liquidity and Capital Resources

        At December 31, 2004, we had $1,262,000 in cash and cash equivalents, compared to $2,034,000 at December 31, 2003. Net cash provided by operating activities was $2,563,000 in 2004, compared to $3,014,000 in 2003. The decrease was due primarily to (1) increased payments of income taxes due for 2003 and estimated income taxes for 2004, included in prepaid expenses, and (2) increased 2004 fourth quarter royalty income compared to 2003 which was not collected by December 31, 2004, which more than offset increased cash flow from increased profitability in 2004, compared to 2003. Another significant source of cash was proceeds from issuance of common stock as employees exercised stock options in 2004. The only other significant use of cash in 2004 was investing $2,300,000 in callable Federal Home Loan bonds and $1,650,000 in short-term investments. The callable AAA rated Federal Home Loan Bank bonds are classified as current assets since they may be called every six months. The short-term investments are AAA rated tax-exempt government-backed student loan bonds that can either be rolled over or cashed out every 35 days with interest rates reset every 35 days based on auction bidding.

        We have a credit agreement that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 5.75% at December 31, 2004). Loans would be unsecured except for the bank’s right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2004 or 2003.

        We believe that cash and cash equivalents on hand at December 31, 2004, our $1,000,000 revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

        We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, which include special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

        Goodwill. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our Flow Traffic subsidiary and is tested for impairment on December 31 of each year. The impairment test requires us to estimate the fair value of our subsidiary and then compare this fair value to the carrying value. If carrying value exceeds fair value, the excess is recorded as an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic. No impairment of goodwill was recorded as of December 31, 2004 and 2003.

        Revenue recognition. Royalty income is recognized based upon a monthly royalty report provided to us by Econolite Control Products, Inc. (Econolite), a sublicensee that sells our product in North America and Latin America. This report is prepared by Econolite based on its sales of products we developed and is based on sales delivered and accepted by its customers. We recognize revenue from product sales at the time of delivery and acceptance, the selling price is fixed or determinable and collectibility is reasonably assured. Consulting fees are recorded as earned. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based upon historical sales returns and changes in customer demands.

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

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs”. The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement is not expected to have a material impact on our valuation of inventory or operating results.

        In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R for “Small Business Issuers” will be effective for all interim and annual periods beginning after December 15, 2005. The Company will adopt this standard January 1, 2006 and it is not expected to have a material impact on its operating results.

        In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement addresses the fair value concepts contained in Opinion 29, “Accounting for Nonmonetary Transactions” which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our operating results.

Item 7.     Financial Statements

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

ASSETS Current assets:
Cash and cash equivalents	$1,262,000	$2,034,000
Short-term investments	5,000,000	3,350,000
Accounts receivable, net of allowance for returns and doubtful accounts of $39,000 ($98,000 in 2003)	2,176,000	1,835,000
Inventories	404,000	323,000
Investment in callable FHLB bonds	2,300,000	—
Prepaid expenses	275,000	100,000
Deferred income taxes	49,000	61,000

Total current assets	11,466,000	7,703,000

Property and equipment:
Furniture and fixtures	220,000	187,000
Leasehold improvements	120,000	120,000
Equipment	937,000	892,000

	1,277,000	1,199,000
Accumulated depreciation	1,150,000	1,073,000

	127,000	126,000

Goodwill	1,050,000	1,050,000
Capitalized software development costs, net of accumulated
amortization of $1,383,000 ($1,125,000 in 2003)	420,000	679,000
Other assets	—	29,000

TOTAL ASSETS	$13,063,000	$9,587,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$402,000	$579,000
Accrued compensation	708,000	561,000
Income taxes payable	30,000	458,000

Total current liabilities	1,140,000	1,598,000

Deferred income taxes	144,000	229,000
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized,
3,537,222 issued and outstanding (3,288,177 in 2003)	35,000	33,000
Additional paid-in capital	6,541,000	5,218,000
Retained earnings	5,203,000	2,509,000

Total shareholders’ equity	11,779,000	7,760,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,063,000	$9,587,000

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2004	2003
Revenue:
Product sales	$3,309,000	$3,339,000
Royalties	7,521,000	5,920,000

	10,830,000	9,259,000
Cost of revenue:
Product sales	1,599,000	1,533,000
Royalties	321,000	277,000

	1,920,000	1,810,000

Gross profit	8,910,000	7,449,000

Operating expenses:
Selling, marketing and product support	2,523,000	2,452,000
General and administrative	1,317,000	1,235,000
Research and development	1,126,000	814,000

	4,966,000	4,501,000

Income from operations	3,944,000	2,948,000

Other income	102,000	23,000

Income before income taxes	4,046,000	2,971,000
Income taxes	1,352,000	836,000

Net income	$2,694,000	$2,135,000

Net income per share:
Basic	$0.79	$0.66
Diluted	0.71	0.60

Weighted average number of common shares outstanding:
Basic	3,409,000	3,215,000
Diluted	3,810,000	3,598,000

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31
	2004	2003
Operating activities:
Net income	$2,694,000	$2,135,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,000	123,000
Amortization	259,000	258,000
Tax benefit from disqualifying disposition	653,000	87,000
Compensation expense for performance based stock option	—	138,000
Deferred income taxes	(73,000)	294,000
Changes in operating assets and liabilities:
Receivables	(341,000)	(418,000)
Inventories	(81,000)	(149,000)
Prepaid expenses	(175,000)	23,000
Accounts payable	(177,000)	154,000
Accrued compensation	147,000	15,000
Income taxes payable	(428,000)	354,000

Net cash provided by operating activities	2,563,000	3,014,000

Investing activities:
Purchase of Federal Home Loan Bank Bonds	(2,300,000)	—
Purchase of short-term investments	(2,250,000)	(2,500,000)
Sale of short-term investments	600,000
Purchases of property and equipment	(86,000)	(82,000)
Proceeds from sale of other asset	29,000	—

Net cash used in investing activities	(4,007,000)	(2,582,000)

Financing activities:
Payment to former shareholders of subsidiary	—	(450,000)
Proceeds from exercise of stock options	672,000	277,000

Net cash provided by (used in) financing activities	672,000	(173,000)

Increase (decrease) in cash and cash equivalents	(772,000)	259,000

Cash and cash equivalents at beginning of year	2,034,000	1,775,000

Cash and cash equivalents at end of year	$1,262,000	$2,034,000

Supplemental disclosure:
Income taxes paid	$1,362,000	$101,000

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Total

Balance at December 31, 2002	3,175,777	$32,000	$4,717,000	$374,000	$5,123,000

Tax benefit from disqualifying
disposition			87,000		87,000
Common stock issued for
options exercised	112,400	1,000	276,000		277,000
Compensation in the form of
performance based options			138,000		138,000
Net income				2,135,000	2,135,000

Balance at December 31, 2003	3,288,177	33,000	5,218,000	2,509,000	7,760,000

Tax benefit from disqualifying
disposition			653,000		653,000
Common stock issued for
options exercised	249,045	2,000	670,000		672,000
Net income				2,694,000	2,694,000

Balance at December 31, 2004	3,537,222	$35,000	$6,541,000	$5,203,000	$11,779,000

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2004

1.     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Image Sensing Systems, Inc. (referred to herein as “we”, “us”, “our” and the “Company”) develops and markets video image processing technology and products for use in advanced traffic management systems and traffic data collection. We sell our products primarily to foreign distributors and also receive a royalty for sales made by a sublicensee to North American and Latin American distributors and end users. Our products are used primarily by governmental entities.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Image Sensing Systems, Inc. and its wholly-owned subsidiaries: Flow Traffic Ltd. (Flow Traffic) located in Hong Kong and Image Sensing Systems Europe Ltd. (ISS/Europe), located in the United Kingdom. All significant inter-company transactions and accounts have been eliminated in consolidation.

REVENUE RECOGNITION
Royalty income is recognized based upon a monthly royalty report provided to us by Econolite Control Products, Inc. (Econolite), a sublicensee that sells our product in North America and Latin America. This report is prepared by Econolite based on its sales of products we developed and is based on sales delivered and accepted by its customers. We recognize revenue from product sales at the time of delivery and acceptance, the selling price is fixed or determinable and collectibility is reasonably assured. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based upon historical sales returns and changes in customer demands.

CASH AND CASH EQUIVALENTS
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds.

INVESTMENTS
Short-term investments consist of a diversified portfolio of auction rate securities which have maturity dates through 2038, but which are all callable in 2005. We consider short-term investments as “available-for-sale.” Investments in callable Federal Home Loan Bank bonds mature in 2006 and 2007, but are callable either quarterly or semi-annually. At December 31, 2004 and 2003, cost was equal to fair value and no amount was included as a separate component of shareholders’ equity.

ACCOUNTS RECEIVABLE
We grant credit to customers in the normal course of business. Management performs on-going credit evaluations of customers. We determine an allowance for returns and doubtful accounts by considering a number of factors, including any on-going technical problems with product in the field, the length of time trade accounts receivable are past due, our previous loss history with the customer and the customer’s current ability to pay. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES
Inventories are primarily finished goods and are valued at the lower of cost or market on the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed by the straight-line method over a three- to seven-year period for financial reporting purposes and by accelerated methods for income tax purposes.

INCOME TAXES
Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

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

GOODWILL
Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever an impairment indicator arises. Our goodwill relates to our Flow Traffic subsidiary and is tested for impairment on December 31 of each year. No impairment of goodwill was recorded as of December 31, 2004 or 2003.

IMPAIRMENT OF LONG-LIVED ASSETS
We determine losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No such losses were recorded in 2004 or 2003.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to operations in the period incurred.

SOFTWARE DEVELOPMENT COSTS
We capitalize software development costs, including significant product enhancements, beginning upon the establishment of technological feasibility for the product and concluding when the product is available for release to distributors. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue or royalties, estimated economic life, and changes in software and hardware technology. We amortize software development costs based on projected revenue, with minimum annual amortization based on a seven-year life using the straight-line method. No software development cost were capitalized in 2004 or 2003.

FOREIGN CURRENCY
All assets and liabilities of Flow Traffic and ISS/Europe are translated from the foreign currency to United States dollars at period-end rates of exchange, while the statement of income is translated at the average exchange rates during the period. Accumulated translation adjustments are not material.

NET INCOME PER SHARE
Our basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

For the years ended December 31, 2004 and 2003, respectively, 401,000 and 383,000 common share equivalents were included in the computation of diluted net income per share. There were no anti-dilutive options at December 31, 2004 or 2003.

At December 31, 2004, the exercise prices of all outstanding options were less than the average market price of the common shares during the period.

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

The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, using the assumptions described in Note 9.

	Year Ended December 31
	2004	2003
Net income , as reported	$2,694,000	$2,135,000
Deduct: Total stock-based employee
compensation expense determined under
the fair value method for all awards, net
of related tax effects	(229,000)	(265,000)

Pro-forma net income	$2,465,000	$1,870,000

Income per share:
Basic - as reported	$ .79	$ .66
Basic - pro forma	.72	.58

Diluted - as reported	$ .71	$ .60
Diluted - pro forma	.65	.52

NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs”. The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement is not expected to have a material impact on our valuation of inventory or operating results.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R for “Small Business Issuers” will be effective for all interim and annual periods beginning after December 15, 2005. The Company will adopt this standard January 1, 2006 and it is not expected to have a material impact on its operating results.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement addresses the fair value concepts contained in Opinion 29, “Accounting for Nonmonetary Transactions” which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our operating results.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     ACQUISITION
On January 7, 2002, we acquired the remaining 40% of Flow Traffic Ltd. from minority shareholders. The acquisition included additional future cash payments totaling $450,000, secured by letters of credit. The additional payments of $450,000 were paid in April 2003 and the letters of credit expired on April 30, 2003.

3.     CREDIT FACILITY
We have a credit agreement that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 5.75% at December 31, 2004), expiring May 31, 2005. Loans would be unsecured except for the bank’s right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings in 2004 or 2003. We expect to renew the agreement at substantially the same terms and conditions prior to expiration.

4.     LEASE COMMITMENT
We rent office space and equipment under operating lease agreements expiring at various dates through April 2006. The leases provide for monthly payments of $19,000 and we are responsible for our proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $217,000 in 2004 and $212,000 in 2003.

Future minimum annual lease payments under noncancelable operating leases for the years ending December 31, 2005 and 2006 are $125,000 and $8,000, respectively.

5.     INCOME TAXES
Our deferred tax assets and liabilities are as follows:

	December 31
	2004	2003
Deferred tax assets:
Accrued compensation	$18,000	$14,000
Allowance for returns and bad debts	24,000	36,000
Alternative minimum tax credits	104,000	104,000
Less valuation allowance	(104,000)	(104,000)
Other	18,000	33,000

	60,000	83,000
Deferred tax liabilities:
Capitalized software development costs	155,000	251,000

Net deferred taxes	$(95,000)	$(168,000)

Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimates of future sources of taxable income and the expected timing of temporary difference reversals.

There is $534,000 in undistributed earnings of our wholly-owned foreign subsidiaries at December 31, 2004.

We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

The components of income tax expense are as follows for the years ended December 31, 2004 and 2003:

	Year Ended December 31
	2004	2003
Current:
Federal	$1,340,000	$456,000
State	53,000	32,000
Foreign	32,000	54,000

	1,425,000	542,000

Deferred:
Federal	(66,000)	285,000
State	(7,000)	9,000
Foreign	—	—

	(73,000)	294,000

Total income tax expense	$1,352,000	$836,000

A reconciliation of income taxes to the statutory federal rate is as follows:

	December 31
	2004	2003
Federal tax statutory rate	$1,376,000	$1,010,000
State taxes, net of federal benefit	31,000	27,000
Research and development tax credits	(60,000)	(50,000)
Effect of lower rates on foreign income	(23,000)	(33,000)
Change in valuation allowance	—	(20,000)
Adjustment of prior year tax credits	—	(65,000)
Other	28,000	(33,000)

Income taxes	$1,352,000	$836,000

6.     LICENSING
The United States patent for some aspects of the technology underlying our Autoscope system was issued in 1989 to the University of Minnesota. We have an exclusive worldwide license from the University of Minnesota for that technology and pay royalties to the University of Minnesota in exchange for such license. Royalty expense under the agreement was $321,000 in 2004 and $277,000 in 2003.

We have sublicensed the right to manufacture and market the Autoscope technology in North America and Latin America to Econolite and receive royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by us outside of North America and Latin America. We may terminate our agreement with Econolite if a minimum annual sales level is not met or Econolite fails to make royalty payments as required by the agreement. The initial term of the agreement was 15 years, ending in 2006, and was automatically renewable thereafter for additional one-year periods unless terminated by either party upon 60 days’ notice prior to the end of the initial term or any extension term. In 2001, we signed a five-year extension of our agreement with Econolite, thereby extending its term to 2011.

We recognized royalty income from this agreement of $7,521,000 in 2004 and $5,920,000 in 2003. Accounts receivable from Econolite were $1,984,000 and $1,430,000 at December 31, 2004 and 2003, respectively.

7.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK
We derived the following percentages of our net revenues from the following geographic regions:

	2004	2003
Asia Pacific	21%	28%
Europe	10%	8%
North America	69%	64%

Royalty income from Econolite comprised 69% and 64% of revenues in 2004 and 2003, respectively.

8.     RETIREMENT PLAN
Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan and we may make discretionary contributions to the plan. Discretionary contributions of $50,000 and $42,000 were made to the plan for 2004 and 2003, respectively.

9.     STOCK OPTIONS
In February 1995, we adopted the 1995 Long-Term Incentive and Stock Option Plan (the 1995 Plan), which provides for the granting of incentive (ISO) and non-incentive (NSO) stock options, stock appreciation rights, restricted stock awards and performance awards to our officers, directors, employees, consultants and independent contractors. The 1995 Plan was amended and restated effective May 17, 2001. The following table summarizes stock option activity for 2004 and 2003:

	Plan Options Available For Grant	Plan Options Outstanding		Non-Plan Options Outstanding	Weighted Average Exercise Price Per Share

		ISO	NSO
Balance at December 31, 2002	355,200	248,500	267,320	237,440	$2.62
Granted	(43,000)	3,000	40,000		7.65
Exercised		(40,400)	(46,000)	(26,000)	2.46
Expired		(3,000)			2.97

Balance at December 31, 2003	312,200	208,100	261,320	211,440	$2.95
Granted	(16,000)		16,000		3.65
Exercised		(112,950)	(80,655)	(55,440)	2.64

Balance at December 31, 2004	296,200	95,150	196,665	156,000	$3.13

The following table summarizes information about the stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.30-1.99	151,450	7.8 years	$1.45	44,050	$1.33
2.00-2.99	86,700	5.9 years	2.35	79,700	2.36
3.00-3.99	163,665	2.4 years	3.75	150,600	3.75
7.00-7.93	46,000	3.9 years	7.87	19,333	7.80

	447,815		3.13	293,683	3.28

The weighted average fair value of the options granted during 2004 and 2003 amounted to $56,000 and $291,000, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 127% in 2004 and 137% in 2003; risk-free interest rate of 4.27% in 2004 and 2.97% in 2003; and expected life of 10 years for 2004 and 5 years for 2003.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP

Minneapolis, Minnesota
February 23, 2005

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        No additional disclosure is required regarding our change in independent accountants, as disclosed in our Form 8-K filed on January 9, 2003.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in Internal Control over Financial Reporting

        During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

        No information was required to be disclosed in a report on Form 8-K in the fourth quarter that was not so disclosed.

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

        The sections entitled “Item 1, Election of Directors,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2005 annual meeting of shareholders to be filed on or before May 2, 2005, are incorporated into this Form 10-KSB by reference.

Item 10.     Executive Compensation

        The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2005 annual meeting of shareholders are incorporated into this Form 10-KSB by reference.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Equity Compensation Plan Information

        The following table provides information as of December 31, 2004, about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by shareholders(1)	447,815	$3.13	296,200
Equity compensation plans not approved by shareholders	–	–	–
Total	447,815	$3.13	296,200

             (1)        Includes shares underlying stock options under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan and non-qualified stock options granted outside the 1995 Plan between 1996 and 2000 to current and former members of the Board of Directors.

             (2)        The 296,200 shares available for grant under the 1995 Long-Term Incentive and Stock Option Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

        The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2005 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

Item 12.     Certain Relationships and Related Transactions

        The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

Item 13.     Exhibits

        The following documents are filed as exhibits to this report:

Exhibit No.      Description

3.1	Restated Articles of Incorporation of ISS, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

3.2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

3.3	Bylaws of ISS, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

4.1	Specimen form of ISS’s common stock certificate, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.1	Manufacturing, Distributing and Technology License Agreement dated June 11, 1991, as amended on December 15, 1992, between Econolite Control Products, Inc. and ISS, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.2	License Agreement dated June 10, 1991, between the University of Minnesota and ISS, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.3	Form of Distributor Agreement, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.4	Assignment from Panos G. Michalopoulos to ISS dated January 19, 1985, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.5	Production Agreement dated July 8, 1997, between ISS, Cohu, Inc., and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.14 to ISS’s annual report on Form 10-KSB for the year ended December 31, 1997.

10.6	Conditional Credit Line Letter Agreement with Wells Fargo Bank Minnesota, N.A. dated September 14, 1998, incorporated by reference to Exhibit 10.17 to ISS’s annual report on Form 10-KSB for the year ended December 31, 1998.

10.7	Office Lease Agreement by and between Spruce Tree Centre L.L.P. and ISS, dated November 24, 1998, incorporated by reference to Exhibit 10.18 to ISS’s annual report on Form 10-KSB for the year ended December 31, 1998.

10.8*	1995 Long-Term Incentive and Stock Option Plan, amended and restated through May 17, 2001, incorporated by reference to Exhibit 10.10 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.9	Distribution Agreement dated April 20, 2001, between ISS and Wireless Technology, Inc., incorporated by reference to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

10.10	Extension and Second Modification dated July 13, 2001, to Manufacturing, Distributing and Technology License Agreement dated June 11, 1991, between ISS and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.12 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.11	Definitive Agreement dated July 20, 2001, between ISS and Detector Electronics Corporation, incorporated by reference to ISS’s quarterly report on Form 10-QSB for the quarter ended September 30, 2001.

10.12	Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited, incorporated by reference to Exhibit 10.10 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.13	Amendment No. 1 dated as of December 31, 2001, to Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited, incorporated by reference to Exhibit 10.15 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.14*	Employment Arrangement between ISS and Anthony H. Gould, incorporated by reference to Exhibit 10.19 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.15	Production Agreement dated February 14, 2002, among ISS, Wireless Technology, Inc. and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.20 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.16*	Consultant Agreement effective May 1, 2003 between ISS and Art Bourgeois, incorporated by reference to Exhibit 10.1 to ISS’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002.

10.17*	Employment Agreement effective June 14, 2002 between ISS, Flow Traffic Ltd. and Mats Johan Billow, incorporated by reference to Exhibit 10.1 to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.

10.18	Amendment No. 3, dated June 14, 2002, to share Sale and Purchase Agreement dated November 28, 2001 among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited, incorporated by reference to Exhibit 10.2 to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.

10.19*	Addendum to Consultant Agreement Between Image Sensing Systems, Inc. and Arthur J. Bourgeois, dated September 11, 2003, incorporated by reference to Exhibit 10.1 to ISS’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

10.20*	Consultant Agreement between Image Sensing Systems, Inc. and James Murdakes, dated March 23, 2004.

21	List of Subsidiaries of ISS.

23.1	Consent of Grant Thornton LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

Item 14.     Principal Accountant Fees and Services

        The sections entitled “Fees Paid to Independent Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Auditors” in our definitive proxy statement for our 2005 annual meeting of shareholders are incorporated into this Form 10-KSB by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Image Sensing Systems, Inc.

/s/ James Murdakes	Date: March 29, 2005

By: James Murdakes, President and Chief Executive Officer

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

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James Murdakes	Date: March 29, 2005

James Murdakes
President and Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

/s/ Arthur J. Bourgeois	Date: March 29, 2005

Arthur J. Bourgeois
Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Panos G. Michalopoulos	Date: March 29, 2005

Panos G. Michalopoulos
Director

/s/ Richard P. Braun	Date: March 29, 2005

Richard P. Braun
Director

/s/ Richard C. Magnuson	Date: March 29, 2005

Richard C. Magnuson
Director

/s/ Michael Eleftheriou	Date: March 29, 2005

Michael Eleftheriou
Director