Form 10QSB
period 2005-03-31
IMAGE SENSING SYSTEMS INC
filed 2005-04-29
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value, 3,547,522 shares as of April 22, 2005.

Transitional Small Business Disclosure Format: Yes  [_]   No  [X]

                           IMAGE SENSING SYSTEMS, INC.

                                TABLE OF CONTENTS


           PART I.  FINANCIAL INFORMATION                               Page No.
                                                                        --------

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of
           March 31, 2005 and December 31, 2004                             3

           Condensed Consolidated Statements of Income for the
           three-month periods ended March 31, 2005 and 2004                4

           Condensed Consolidated Statements of Cash Flows for the
           three-month periods ended March 31, 2005 and 2004                5

           Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis or Plan of
           Operations                                                       8

Item 3.    Controls and Procedures                                         12

           PART II.  OTHER INFORMATION

Item 6.    Exhibits                                                        13

           Signatures                                                      14

           Exhibit Index                                                   15

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,    December 31,
                                                          2005          2004
                                                       -----------   ------------
ASSETS                                                 (Unaudited)     (Note)
Current assets:
      Cash and cash equivalents                        $ 1,602,000   $ 1,262,000
      Short-term investments                             5,450,000     5,000,000
      Accounts receivable                                1,643,000     2,176,000
      Inventories                                          489,000       404,000
      Investment in callable FHLB bonds                  2,300,000     2,300,000
      Prepaid expenses                                      91,000       275,000
      Deferred income taxes                                 49,000        49,000
                                                       -----------   -----------
Total current assets                                    11,624,000    11,466,000

Property and equipment, net                                145,000       127,000

Other assets:
      Capitalized software development costs, net          355,000       420,000
      Goodwill                                           1,050,000     1,050,000
                                                       -----------   -----------
                                                         1,405,000     1,470,000
                                                       -----------   -----------
Total assets                                           $13,174,000   $13,063,000
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                 $   375,000   $   402,000
      Accrued compensation                                 346,000       708,000
      Income taxes payable                                  96,000        30,000
                                                       -----------   -----------
Total current liabilites                                   817,000     1,140,000

Deferred income taxes                                      144,000       144,000

Shareholders' equity:
      Common stock                                          35,000        35,000
      Additional paid-in capital                         6,578,000     6,541,000
      Retained earnings                                  5,600,000     5,203,000
                                                       -----------   -----------
                                                        12,213,000    11,779,000
                                                       -----------   -----------

Total liabilities and shareholders' equity             $13,174,000   $13,063,000
                                                       ===========   ===========

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                        Three-Month Periods Ended
                                                                March 31
                                                        -------------------------
                                                            2005         2004
                                                         ----------   ----------
REVENUE:
      Product sales                                      $  430,000   $  830,000
      Royalties                                           1,697,000    1,243,000
                                                         ----------   ----------
                                                          2,127,000    2,073,000

COSTS OF REVENUE:
      Product sales                                         183,000      415,000
      Royalties                                              80,000       58,000
                                                         ----------   ----------
                                                            263,000      473,000
                                                         ----------   ----------
Gross profit                                              1,864,000    1,600,000

OPERATING EXPENSES:
      Selling, marketing and product support                665,000      622,000
      General and administrative                            320,000      320,000
      Research and development                              283,000      194,000
                                                         ----------   ----------
                                                          1,268,000    1,136,000
                                                         ----------   ----------
Income  from operations                                     596,000      464,000

Other income, net                                            44,000       13,000
                                                         ----------   ----------
Income  before income taxes                                 640,000      477,000
Income taxes                                                243,000      157,000
                                                         ----------   ----------
Net income                                               $  397,000   $  320,000
                                                         ==========   ==========

Net income per common share:
Basic                                                    $     0.11   $     0.10
                                                         ==========   ==========
Diluted                                                  $     0.10   $     0.09
                                                         ==========   ==========

Weighted average number of common shares outstanding:
Basic                                                     3,544,000    3,292,000
                                                         ==========   ==========
Diluted                                                   3,886,000    3,760,000
                                                         ==========   ==========

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                              Three-Month Periods Ended
                                                                      March 31
                                                              --------------------------
                                                                 2005           2004
                                                              -----------    -----------
OPERATING ACTIVITIES:
        Net income                                            $   397,000    $   320,000
        Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                            91,000         83,000
          Change in operating assets and liabilities              308,000       (495,000)
                                                              -----------    -----------
        Net cash provided by (used in) operating activities       796,000        (92,000)


INVESTING ACTIVITIES:
        Purchase of property and equipment                        (45,000)       (44,000)
        Sale (purchase) of short-term investments                (450,000)       600,000
        Purchase of callable FHLB bonds                              --       (1,204,000)
                                                              -----------    -----------
        Net cash used in investing activities                    (495,000)      (648,000)


FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                    39,000         37,000
                                                              -----------    -----------
        Net cash provided by financing activities                  39,000         37,000
                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents                  340,000       (703,000)

Cash and cash equivalents, beginning of period                  1,262,000      2,034,000
                                                              -----------    -----------
Cash and cash equivalents, end of period                      $ 1,602,000    $ 1,331,000
                                                              ===========    ===========

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) March 31, 2005

Note A: Basis of Presentation
-----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2004.

Note B: Earnings Per Share
--------------------------

The following table sets forth the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004:

                                                                  2005         2004
                                                               ----------   ----------
Numerator:
      Net income                                               $  397,000   $  320,000
                                                               ==========   ==========

Denominator:
      Shares used in basic earnings per share calculation       3,544,000    3,292,000

      Effect of diluted securities:
         Employee and director stock options                      342,000      468,000
                                                               ----------   ----------
      Shares used in diluted earnings per share calculations    3,886,000    3,760,000
                                                               ==========   ==========

Basic earnings per share                                       $     0.11   $     0.10
                                                               ==========   ==========
Diluted earnings per share                                     $     0.10   $     0.09
                                                               ==========   ==========

Note C: Stock Options
---------------------

Stock options issued to employees are accounted for under the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock options under the provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation":

                                                               2005          2004
                                                            ----------   -----------
         Net income, as reported                            $  397,000   $   320,000

         Deduct:  Total stock-based employee compensation
         expense determined under the fair value method
         for all awards, net of related tax effects            (55,000)      (55,000)
                                                            ----------   -----------
         Pro-forma net income                               $  342,000   $   265,000
                                                            ==========   ===========

         Income per share:
            Basic - as reported                             $      .11   $       .10
                                                            ==========   ===========
            Basic - pro forma                               $      .10   $       .08
                                                            ==========   ===========

            Diluted - as reported                           $      .10   $       .09
                                                            ==========   ===========
            Diluted - pro forma                             $      .09   $       .07
                                                            ==========   ===========

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 127%; risk-free interest rate of 4.27% and expected life of 10 years for all years presented.

In December 2004, the FASB issued Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, is effective in the first annual period that begins after December 15, 2005 and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be measured on the fair value of the equity or liability instruments issued. Management is currently assessing if the adoption of this Statement will have a material impact on the Company.

Item 2.         Management's Discussion and Analysis or Plan of Operations

Overview:
---------

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer and have applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows(R)-based graphical user interface that enables standard video cameras to work with the Autoscope(R) Wide Area Video Vehicle Detection System.

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

Our success is primarily dependent upon (1) continued governmental funding of "Intelligent Transportation Systems", such as machine vision for traffic control; (2) our ability through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers and (3) our ability to develop new machine vision products and applications that enhance the traffic manager's ability to cost-effectively improve traffic flow and safety.

Results of Operations: (Comparison of three-month periods ended March 31, 2005
---------------------
and 2004)

The following table sets forth for the three-month periods ended March 31, 2005 and 2004, certain statements of income data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, shown in italics:

                                                   2005        2004
                                                 --------    --------
      Product sales                                  20.2%       40.0%
      Royalties                                      79.8        60.0
                                                 --------    --------
           Total revenue                            100.0       100.0
      GROSS PROFIT - PRODUCT SALES                   57.4        50.0
      GROSS PROFIT - ROYALTIES                       95.3        95.3
      Selling, marketing and product support         31.3        30.0
      General and administrative                     15.0        15.4
      Research and development                       13.3         9.4
      Income from operations                         28.0        22.4
      Income taxes                                   11.4         7.6
      Net income                                     18.7        15.4

Total revenue increased to $2,127,000 in the first quarter of 2005 from $2,073,000 in the first quarter of 2004, an increase of 2.6%. Product sales for 2005 decreased to $430,000, or 20.2% of revenue, from $830,000, or 40.0% of revenue, in 2004. The 48.2% decrease in product sales compared to 2004 was due primarily to the fact that we were transitioning to a new loop detection product in the first quarter of 2005 and had no sales of the product by our Hong Kong subsidiary compared to sales of over $350,000 in the first quarter of 2004. We are currently proposing the new loop detection product on several bid opportunities in Asia and expect sales of the product to begin in the second quarter of 2005. We also were unable to repeat a large order sold in the first quarter of 2004 to a customer in Greece in preparation for the 2004 Olympics in Athens. Royalty income for the first quarter of 2005 increased to $1,697,000, or 79.8% of revenue, from $1,243,000, or 60.0% of revenue, in 2004. The 36.5%
increase in royalty income in 2005 resulted primarily from a similar increase in sales volume of the Autoscope Solo Pro product by Econolite.

Gross profits on product sales for the first quarter of 2005 were $247,000, a 40.5% decrease from $415,000 in the comparable quarter of 2004, a result of the decrease in sales in the quarter. Gross profit margins on product sales increased to 57.4%, compared to 50.0% in 2004, due primarily to the mix of product sales with less sales of lower margin camera and loop detection products in 2005 compared to 2004. Gross profit margins on royalty income remained unchanged.

Selling, marketing and product support expenses were $665,000, or 31.3% of revenue, in the first quarter of 2005, compared to $622,000, or 30.0% of revenue, in the comparable quarter of 2004. The increases in both total dollars expended and as a percent of sales resulted primarily from adding sales and support staff for our new branch office in Poland. We do not expect the level of selling, marketing and product support expenses to increase appreciably over the remaining three quarters of 2005. General and administrative expenses were $320,000, or 15.0% of revenue, in

2005, compared to $320,000, or 15.4% of revenue, in 2004. We do not expect the level of general and administrative expenses to increase appreciably over the remaining three quarters of 2005. Research and development expenses totaled $283,000, or 13.3% of revenue, in 2005 compared to $194,000, or 9.4% of revenue, in 2004. The increase resulted primarily from the allocation of more engineering time to new product development in 2005 compared to 2004. We expect that research and development expenses will continue to increase marginally in 2005 as we complete or advance the development of several new products.

Income from operations in the first quarter of 2005 was $596,000, or 28.0% of revenue, compared to $464,000, or 22.4% of revenue, in the comparable quarter in 2004, an increase of 28.4%. The increase resulted primarily from the 36.5% growth in revenue from royalties offset in part by lower product sales and increased operating expenses as described above.

Income taxes were $243,000 or 38.0% of pretax income in the first quarter of 2005, compared to $157,000 or 32.9% of pretax income in the comparable quarter of 2004. The increase in income taxes was due primarily to having more taxable income in 2005 and the increase in the effective tax rate was due primarily from the losses sustained by our foreign subsidiaries that do not generate tax benefits. We expect the effective income tax rate to decrease to about 34% of pretax income if our foreign subsidiaries become profitable in the remaining quarters of 2005.

Net income was $397,000 in the first quarter of 2005, a 24.1% increase compared to $320,000 in the comparable quarter of 2004, due to the factors discussed above.

Liquidity and Capital Resources:
--------------------------------

At March 31, 2005, we had $1,602,000 in cash and cash equivalents, compared to $1,262,000 at December 31, 2004. We had working capital of $10,807,000, and a ratio of current assets to current liabilities of 14.2 to 1 at March 31, 2005, compared to $10,326,000 and 10.1 to 1, respectively, at the end of 2004. In addition, we increased our short-term investments to $5,450,000 at March 31, 2005 from $5,000,000 at the end of 2004.

Net cash provided by operating activities was $796,000 in the first quarter of 2005, compared to $92,000 net cash used by operating activities in 2004. The primary reason for the change was that we received an unusually large payment on accounts receivable in March 2005 and we used an overpayment on estimated income taxes in 2004 to pay the balance owing for 2004, wherein the first quarter of 2004 we paid over $300,000 in income taxes on the balance owing for 2003. We invested $450,000 of the cash generated from operating activities in short-term tax-exempt bonds and $45,000 in property and equipment.

We have a credit agreement that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 6.25% at March 31, 2005). Loans would be unsecured except for the bank's right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2005 or 2004.

We believe that cash and cash equivalents on hand at March 31, 2005, our $1,000,000 revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

Off-Balance Sheet Arrangements:
-------------------------------

We have no off-balance sheet arrangements.

Cautionary Statement:
---------------------

                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as "expects," "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

         o        dependence on a single product for most of our revenue;

         o budget constraints by governmental entities that purchase our products;

         o        continuing ability of our licensee to pay royalties owed;

         o dependence on third parties for manufacturing and marketing our products;

         o dependence on single-source suppliers to meet manufacturing needs;

         o failure to secure adequate protection for our intellectual property rights;

         o our inability to develop new applications and product enhancements;

         o our inability to properly manage a growth in revenue and/or production requirements;

         o        control of our voting stock by insiders;

         o our inability to retain key scientific and technical personnel;

         o our inability to achieve and maintain effective internal controls;

         o our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

         o conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in
Item 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION



Item 6.           Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended March 31, 2005.


        Exhibit
        Number    Description
        ------    -----------

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934


         32.1     Chief Executive Officer Certification pursuant to 18 U. S. C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Chief Financial Officer Certification pursuant to 18 U. S. C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Image Sensing Systems, Inc.

                                   By:


Dated: April 29, 2005              /s/ James Murdakes
                                   --------------------------------------------
                                   James Murdakes
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)


Dated: April 29, 2005              /s/ Arthur J. Bourgeois
                                   --------------------------------------------
                                   Arthur J. Bourgeois
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

EXHIBIT INDEX TO FORM 10-QSB


Exhibit No.       Description
-----------       -----------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated April 29, 2005.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, dated April 29, 2005.

32.1              Chief Executive Officer Certification pursuant to 18 U. S. C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.

32.2              Chief Financial Officer Certification pursuant to 18 U. S. C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2005.