Form 10QSB
period 2005-06-30
IMAGE SENSING SYSTEMS INC
filed 2005-08-11
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value, 3,601,545 shares as of July 11, 2005.

Transitional Small Business Disclosure Format: Yes  [  ]   No  [X]

                           IMAGE SENSING SYSTEMS, INC.

                                TABLE OF CONTENTS


          PART I.  FINANCIAL INFORMATION                             Page No.
                                                                     --------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of
          June 30, 2005 and December 31, 2004                            3

          Condensed Consolidated Statements of Income for the
          three- and six-month periods ended June 30, 2005 and 2004      4

          Condensed Consolidated Statements of Cash Flows for the
          three- and six-month periods ended June 30, 2005 and 2004      5

          Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation                                                      8

Item 3.   Controls and Procedures                                       13

          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders           14

Item 6.   Exhibits                                                      14

          Signatures                                                    16

          Exhibit Index                                                 17

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                          IMAGE SENSING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      June 30,    December 31,
                                                       2005          2004
                                                    -----------   ------------
                                                    (Unaudited)     (Note)
ASSETS
Current assets:
      Cash and cash equivalents                     $ 4,382,000   $ 1,262,000
      Short-term investments                          2,450,000     5,000,000
      Accounts receivable                             2,691,000     2,176,000
      Inventories                                       575,000       404,000
      Investment in FHLB bond                         2,300,000     2,300,000
      Prepaid expenses                                  146,000       275,000
      Deferred income taxes                              49,000        49,000
                                                    -----------   -----------
Total current assets                                 12,593,000    11,466,000

Property and equipment, net                             166,000       127,000

Other assets:
      Capitalized software development costs, net       291,000       420,000
      Goodwill                                        1,050,000     1,050,000
                                                    -----------   -----------
                                                      1,341,000     1,470,000

                                                    -----------   -----------
Total assets                                        $14,100,000   $13,063,000
                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                              $   406,000   $   402,000
      Accrued compensation                              353,000       708,000
      Income taxes payable                              306,000        30,000
                                                    -----------   -----------
Total current liabilites                              1,065,000     1,140,000

Deferred income taxes                                   144,000       144,000

Shareholders' equity:
      Common stock                                       36,000        35,000
      Additional paid-in capital                      6,645,000     6,541,000
      Retained earnings                               6,210,000     5,203,000
                                                    -----------   -----------
                                                     12,891,000    11,779,000
                                                    -----------   -----------

Total liabilities and shareholders' equity          $14,100,000   $13,063,000
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

See accompanying notes

                          IMAGE SENSING SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                       Three-Month Periods Ended    Six-Month Periods Ended
                                                                June 30                    June 30
                                                       -------------------------    -----------------------
                                                           2005         2004           2005         2004
                                                        ----------   ----------     ----------   ----------
REVENUE:
     Royalty income                                      2,102,000    1,944,000      3,799,000    3,187,000
     International sales                                   422,000    1,484,000        852,000    2,314,000
                                                        ----------   ----------     ----------   ----------
                                                         2,524,000    3,428,000      4,651,000    5,501,000

COSTS OF REVENUE:
     Cost of product sold                                  148,000      781,000        331,000    1,196,000
     Royalty fee                                            90,000       83,000        170,000      141,000
                                                        ----------   ----------     ----------   ----------
                                                           238,000      864,000        501,000    1,337,000
                                                        ----------   ----------     ----------   ----------
Gross profit                                             2,286,000    2,564,000      4,150,000    4,164,000

OPERATING EXPENSES:
     Selling, marketing and product support                660,000      597,000      1,325,000    1,219,000
     General and administrative                            386,000      258,000        706,000      578,000
     Research and development                              345,000      271,000        628,000      465,000
                                                        ----------   ----------     ----------   ----------
                                                         1,391,000    1,126,000      2,659,000    2,262,000
                                                        ----------   ----------     ----------   ----------
Income from operations                                     895,000    1,438,000      1,491,000    1,902,000

Other income, net                                           62,000       11,000        106,000       24,000
                                                        ----------   ----------     ----------   ----------
Income before income taxes                                 957,000    1,449,000      1,597,000    1,926,000
Income taxes                                               347,000      470,000        590,000      627,000
                                                        ----------   ----------     ----------   ----------
Net income                                              $  610,000   $  979,000     $1,007,000   $1,299,000
                                                        ==========   ==========     ==========   ==========

Net income per common share:
Basic                                                   $     0.17   $     0.29     $     0.28   $     0.39
                                                        ==========   ==========     ==========   ==========
Diluted                                                 $     0.16   $     0.26     $     0.26   $     0.34
                                                        ==========   ==========     ==========   ==========

Weighted average number of common shares outstanding:
Basic                                                    3,569,000    3,402,000      3,556,000    3,347,000
                                                        ==========   ==========     ==========   ==========
Diluted                                                  3,868,000    3,817,000      3,876,000    3,789,000
                                                        ==========   ==========     ==========   ==========

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six-Month Periods Ended
                                                                         June 30
                                                               --------------------------
                                                                  2005            2004
                                                               -----------    -----------
OPERATING ACTIVITIES:
         Net income                                            $ 1,007,000    $ 1,299,000
         Adjustments to reconcile net income to
           net cash provided by operating activities
             Depreciation and amortization                         182,000        166,000
             Change in operating assets and liabilities           (598,000)      (237,000)
                                                               -----------    -----------
         Net cash provided by operating activities                 591,000      1,228,000


INVESTING ACTIVITIES:
         Purchase of property and equipment                        (93,000)       (56,000)
         Sale of short-term investments                          2,550,000           --
         Purchase of callable FHLB bond                               --       (1,204,000)
                                                               -----------    -----------
         Net cash provided by (used in) investing activities     2,457,000     (1,260,000)



FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                    72,000        415,000
                                                               -----------    -----------
         Net cash provided by financing activities                  72,000        415,000
                                                               -----------    -----------

Increase in cash and cash equivalents                            3,120,000        383,000

Cash and cash equivalents, beginning of period                   1,262,000      5,384,000
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $ 4,382,000    $ 5,767,000
                                                               ===========    ===========

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2005

Note A: Basis of Presentation
-----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2004.

Note B: Investments
-------------------

Investments, at cost, consisted of the following at June 30, 2005 and December 31, 2004:

                                            June 30, 2005     December 31, 2004
                                            -------------     -----------------
     Short-term investments - Auction
       Rate Securities                         $5,000,000            $3,350,000
     Callable Federal Home Loan Bonds           2,300,000                    --
                                               ----------            ----------

     Total                                     $7,300,000            $3,350,000
                                               ==========            ==========

As of June 30, 2005 and December 31, 2004, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

Proceeds from maturities and sales of investments totaled $2,550,000 for the six-month period ended June 30, 2005. There were no sales or maturities in 2004. There were no realized gains or losses related to sales or unrealized gains and losses during the six-month periods ended June 30, 2005 and 2004.

Note C: Earnings Per Share
--------------------------

The following table sets forth the computations of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2005 and 2004:

                                                 Three-Month Periods        Six-Month Periods
                                                    Ended June 30,            Ended June 30
                                                  2005        2004          2005         2004
                                               ----------   ----------   ----------   ----------
Numerator:
   Net income                                  $  610,000   $  979,000   $1,007,000   $1,299,000
                                               ==========   ==========   ==========   ==========
Denominator:
   Shares used in basic income per share
     calculation                                3,569,000    3,402,000    3,556,000    3,347,000
   Effect of diluted securities:
     Employee and director stock
       options                                    299,000      415,000      320,000      442,000
                                               ----------   ----------   ----------   ----------
   Shares used in diluted earnings per
     share calculations                         3,868,000    3,817,000    3,876,000    3,789,000
                                               ==========   ==========   ==========   ==========

Basic earnings per share                       $      .17   $      .29   $      .28   $      .39
                                               ==========   ==========   ==========   ==========
Diluted earnings per share                     $      .16   $      .26   $      .26   $      .34
                                               ==========   ==========   ==========   ==========

Note D: Stock Options
---------------------

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

                                                        Three-Month Periods     Six-Month Periods
                                                          Ended June 30,         Ended June 30,
                                                        -------------------     ------------------
                                                          2005      2004         2005        2004
                                                         ------    ------       -------    -------
Net income, as reported                                  $  610    $  979       $ 1,007    $ 1,299
Deduct: Total stock-based employee compensation
expense determined under the fair value method for
all awards, net of related tax effects                       54        55           109        110
                                                         ------    ------       -------    -------
Pro-forma net income                                     $  556    $  924       $   898    $ 1,189
                                                         ======    ======       =======    =======

Net income per share:
Basic - as reported                                      $  .17    $  .29       $   .28    $   .39
                                                         ======    ======       =======    =======
Basic - pro forma                                        $  .16    $  .27       $   .25    $   .36
                                                         ======    ======       =======    =======

Diluted - as reported                                    $  .16    $  .26       $   .26    $   .34
                                                         ======    ======       =======    =======
Diluted - pro forma                                      $  .14    $  .24       $   .23    $   .31
                                                         ======    ======       =======    =======

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 127%; risk-free interest rate of 4.27% and expected life of 10 years for all years presented.

In December 2004, the FASB issued Statement of Financial Accounting Standards Statement No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," is effective in the first annual period that begins after December 15, 2005 and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be measured on the fair value of the equity or liability instruments issued. Management is currently assessing if the adoption of this statement will have a material impact on our financial statements.

Item 2.    Management's Discussion and Analysis or Plan of Operation

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

Autoscope systems are sold to distributors and end users of traffic management products in North America and Latin America by Econolite Control Products, Inc. (Econolite), our licensed distributor in those locations. We also sell Autoscope systems to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels. Flow Traffic Ltd., our Asian subsidiary, also sells loop detection products in Asia.

The majority of our revenue is derived from royalties received from Econolite, with a second primary source of revenue produced from direct international sales in Europe and Asia. End users of the Autoscope system throughout the world are generally funded by government agencies responsible for traffic management and/or traffic law enforcement.

Our success is primarily dependent upon (1) continued governmental funding of "Intelligent Transportation Systems", such as machine vision for traffic control; (2) our ability, through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers and (3) our ability to develop new machine vision products and applications that enhance the traffic manager's ability to cost-effectively improve traffic flow and safety.

Results of Operations: (Comparison of three-and six-month periods ended June 30,
----------------------
2005 and 2004)

The following table sets forth for the periods indicated (1) certain statements of income data as a percent of total revenue and (2) gross profit on royalty income and international sales as a percentage of royalty income and international sales, respectively, shown in italics:

                                                   Three-Month                    Six-Month
                                                  Periods Ended                 Periods Ended
                                                     June 30                       June 30
                                             -------------------------      -----------------------
                                                2005           2004           2005          2004
                                             ---------      ----------      ---------     ---------
     Royalty income                              83.3  %         56.7  %        81.7  %       57.9  %
     International sales                         16.7            43.3           18.3          42.1
          Total revenue                         100.0           100.0          100.0         100.0
     GROSS PROFIT - ROYALTY INCOME               95.7            95.7           95.5          95.6
     GROSS PROFIT -INTERNATIONAL SALES           64.9            47.4           61.2          48.3
     Operating expenses                          55.1            32.8           57.2          41.1
     Income from operations                      35.5            41.9           32.1          34.6
     Income taxes                                13.7            13.7           12.7          11.4
     Net income                                  24.2            28.6           21.7          23.6

Revenues for the second quarter of 2005 were $2,524,000, a decrease of 26.4% from $3,428,000 for the same period a year ago. Royalty income for the second quarter of 2005 was $2,102,000, an increase of 8.1% from $1,944,000 for the comparable period in 2004 indicating continued acceptance of our products in the North American market. The decrease in revenues for the second quarter was due entirely to a decrease in sales by our Hong Kong subsidiary, Flow Traffic Ltd. Flow Traffic was unable to repeat a large Autoscope sale in Korea that they experienced in the second quarter of 2004 and had sales of only $10,000 of loop detection products in the quarter compared to $183,000 in the second quarter of 2004. Competition in the Asian market for machine vision products in the traffic management industry is increasing and has adversely affected our ability to sell Autoscope products there. We believe that by improving the functionality of our Autoscope products we will be able to compete more effectively in the second half of 2005. In addition, the transition to a new loop detector product for the Asian market has been delayed as the first software release for the product lacked certain features that appear to adversely affect sales of the product. We are currently adding functionality to the loop detector software and expect to test the new version in the third quarter of 2005 and begin sales of the loop product in the latter part of the third quarter. Sales of product by our European subsidiary, Image Sensing Systems Europe Ltd., for the second quarter increased 40.7% over the comparable period in 2004 indicating continued success in this market.

Revenues for the six-month period ended June 30, 2005, were $4,651,000, a decrease of 15.5% from $5,501,000 a year ago. Royalty income for the six-month period ended June 30, 2005 was $3,799,000, an increase of 19.2% from $3,187,000 for the comparable period in 2004 reflecting

Econolite's continued success in the North American market. International sales for the six-month period ended June 30, 2005 was $852,000, a decrease of 63.2% from $2,314,000 for the comparable period in 2005 and was due primarily to reduced sales of Autoscope and loop detector products in the Asian market as explained above and the inability to repeat a large order sold in the first quarter of 2004 to a customer in Greece in preparation for the 2004 Olympics in Athens.

Gross profit on royalty income for the three and six month periods ended June 30, 2005 were $2,012,000 and $3,629,000, respectively, compared to $1,861,000 and $3,046,000, respectively, for the same periods of 2004. Gross profit margins for royalty income were 95.7% for the second quarters of 2005 and 2004 and decreased slightly to 95.5% in the first half of 2005 from 95.6% in the comparable period in 2004. Gross profits on international sales for the three- and six-month periods ended June 30, 2005 were $274,000 and $521,000, respectively, compared to $703,000 and $1,118,000 for the same periods in 2004. The decrease in both the second quarter and first half of 2005 compared to 2004 was primarily due to decreased sales in the Asian market as explained above. Gross profit margins on international sales were 64.9% and 61.2% for the three-and six month periods of 2005 compared to 47.4% and 48.3% for the comparable periods in 2004. The increases are due primarily to fewer sales of lower margin camera and loop detection products in 2005 compared to 2004. Gross profit margins on our primary Autoscope products continue to hold steady and have increased in Europe in areas where we sell direct to the end user rather than to a distributor.

Operating expenses were $1,391,000 and $2,659,000, respectively, for the three- and six-month periods ended June 30, 2005, or 55.1% and 57.2% of revenue, compared to $1,126,000 and $2,262,000 and 32.8% and 41.1% for the same periods in 2004. Selling, marketing and product support increased for both the second quarter and first half of 2005 due primarily to payroll and travel costs related to added sales and support staff in Europe and the United States; general and administrative expenses increased during the three- and six-month periods due primarily to added performance bonuses, insurance expense and legal and audit fees; and research and development expenses increased for the three- and six-month periods due to added engineering staff allocating time to new product development and more use of outside consultants as part of product development. We expect that our operating expenses will continue to increase during the remainder of 2005, compared to 2004, to cover additional sales and product support hires in Europe and technical staff in the United States.

Income from operations in the second quarter of 2005 was $895,000, or 35.5% of revenue, compared to $1,438,000, or 41.9% of revenue, in the comparable quarter in 2004. Income from operations for the first half of 2005 was $1,491,000, or 32.1% of revenue, compared to $1,902,000, or 34.6% of revenue, in the comparable quarter in 2004. The decreases in income from operations for both the second quarter and first half of 2005 compared to the same periods in 2004 resulted primarily from decreases in international sales by Flow Traffic Ltd. and increases in all three categories of operating expense.

Income taxes were $347,000, or 36.3% of pretax income, in the second quarter of 2005, compared to $470,000, or 32.4% of pretax income, in the comparable quarter of 2004, while income taxes were $590,000, or 36.9% of pretax income, in the first half of 2005, compared to $627,000, or 32.6% of pretax income in the comparable period of 2004. The decrease in income taxes was due primarily to having less taxable income in 2005 and the increase in income taxes as a percent of income before taxes was primarily due to the inability to offset losses in Asia against prior year taxable income. We expect income taxes to remain at approximately 36% of pretax income for the remainder of the year.

Net income was $610,000, or 24.2% of revenue, in the second quarter of 2005, compared to $979,000, or 28.6% of revenue, in the comparable quarter of 2004. Net income was $1,007,000, or 21.7% of revenue, in the first half of 2005, compared to $1,299,000, or 23.6% of revenue in the comparable period in 2004. The change in net income and net income as a percent of revenue is due to the factors discussed above.

Liquidity and Capital Resources:
--------------------------------

At June 30, 2005, we had $4,382,000 in cash and cash equivalents, compared to $1,262,000 at December 31, 2004. Included in cash equivalents at June 30, 2005 was $3,586,000 in a tax-exempt money market fund. We had working capital of $11,528,000, and a ratio of current assets to current liabilities of 11.8 to 1 at June 30, 2005, compared to $10,326,000 and 10.1 to 1, respectively, at the end of 2004. The increase in cash and cash equivalents at June 30, 2005 compared to December 31, 2004 was due primarily to the sale of short-term investments during the second quarter of 2005.

We are accumulating cash in order to obtain the liquidity needed to take advantage of acquisition opportunities that may become available and to continue to invest in product development. Although we are not currently targeting a particular company to acquire, we are meeting with other businesses in the United States and Europe that manufacture and sell other traffic management products that fit with our long-term strategy of growing world-wide in the intelligent transportation market. We also are investigating manufacturing alternatives outside of the United States with the objectives of lowering our cost of manufacturing and becoming compliant with the new hazardous content and disposal regulations which become effective in European Union countries as of July 1, 2006.

Net cash provided by operating activities was $591,000 in the first half of 2005, compared to $1,228,000 in the first half of 2004. One primary reason for the change was that we had an increase in accounts receivable of $515,000 in the first half of 2005 compared to an increase of $212,000 in the first half of 2004, which was the result of more royalty and sales revenue late in the second quarter of 2005. A second primary reason for the change was an increase of $171,000 in inventories in the first half of 2005 compared to a decrease of $73,000 in 2004 due to the addition of loop detectors and other new Autoscope products to our inventories in the first half of 2005.

We have a credit agreement with Wells Fargo Bank, N. A. that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 6.75% at June 30, 2005). Loans under this agreement would be secured by receivables, inventories, equipment and general intangibles. We had no outstanding borrowings under the credit agreement in 2005 or 2004.

We believe that cash and cash equivalents and short-term investments at June 30, 2005, our $1,000,000 revolving line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

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

         o        volatility of our stock price;

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

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 18, 2005, in St. Paul, Minnesota. We solicited proxies and filed our definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Matters voted on at the meeting were as follows:

         1. Election of directors:

            Director                          For           Withhold Authority
            --------                          ---           ------------------
            Richard P. Braun               3,335,218              33,381
            Michael G. Eleftheriou         3,367,490               1,109
            Richard Magnuson               3,064,677             303,922
            Panos G. Michalopoulos         3,065,549             303,050
            James Murdakes                 3,065,549             303,050

         2. Approval of 2005 Stock Option Incentive Plan:

                  For         Against      Abstain       Broker Non-votes
                  ---         -------      -------       ----------------

                894,934       442,367       13,221          2,018,077

         3. Approval of Grant Thornton LLP as our Independent Registered Public Accounting firm for fiscal year 2005:

                        For           Against       Abstain
                        ---           -------       -------

                     3,364,963          359          3,277


Item 6.    Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended June 30, 2005.


                  Exhibit
                  Number   Description
                  ------   -----------

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2     Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1     Chief Executive Officer Certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Chief Financial Officer Certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Image Sensing Systems, Inc.

                                            By:


Dated: August 11, 2005                              /s/ James Murdakes
                                            -----------------------------------
                                            James Murdakes
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)


Dated: August 11, 2005                            /s/ Arthur J. Bourgeois
                                            -----------------------------------
                                            Arthur J. Bourgeois
                                            Chief Financial Officer
                                            (principal financial and
                                            accounting officer)

EXHIBIT INDEX TO FORM 10-QSB


Exhibit No.       Description
-----------       -----------

31.1              Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Chief Executive Officer Certification pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2005.

32.2              Chief Financial Officer Certification pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2005.