Form 10QSB
period 2005-09-30
IMAGE SENSING SYSTEMS INC
filed 2005-11-09
CIK 943034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________ to _________

Commission file number: 0-26056

                           IMAGE SENSING SYSTEMS, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                        41-1519168
-------------------------------             -----------------------------------
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

                                 Not Applicable
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.01 par value, 3,664,054 shares as of October 24, 2005.

Transitional Small Business Disclosure Format: Yes  [  ]   No  [X]

                           IMAGE SENSING SYSTEMS, INC.

                                TABLE OF CONTENTS

                  PART I.  FINANCIAL INFORMATION                                Page No.
                                                                               ----------

Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2005 and December 31, 2004                             3

                  Condensed Consolidated Statements of Income for the
                  three- and nine-month periods ended September 30, 2005 and 2004      4

                  Condensed Consolidated Statements of Cash Flows for the
                  three- and nine-month periods ended September 30, 2005 and 2004      5

                  Notes to Condensed Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis or Plan of
                  Operation                                                            8

Item 3.           Controls and Procedures                                             13

                  PART II.  OTHER INFORMATION

Item 6.           Exhibits                                                            14

                  Signatures                                                          15

                  Exhibit Index                                                       16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                           IMAGE SENSING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30                 December 31,
                                                                                       2005                         2004
                                                                                 ---------------               -----------------
ASSETS                                                                              (Unaudited)                    (Note)
Current assets:
         Cash and cash equivalents                                                $   5,902,000                   $   1,262,000
         Short-term investments                                                       1,750,000                       5,000,000
         Accounts receivable                                                          3,627,000                       2,176,000
         Inventories                                                                    450,000                         404,000
         Investment in FHLB bond                                                      2,300,000                       2,300,000
         Prepaid expenses                                                               132,000                         275,000
         Deferred income taxes                                                           49,000                          49,000
                                                                                 ---------------                ----------------
Total current assets                                                                 14,210,000                      11,466,000

Property and equipment, net                                                             244,000                         127,000

Other assets:
         Capitalized software development costs, net                                    226,000                         420,000
         Goodwill                                                                     1,050,000                       1,050,000
                                                                                 ---------------                ----------------
                                                                                      1,276,000                       1,470,000

                                                                                 ---------------                ----------------
Total assets                                                                       $ 15,730,000                    $ 13,063,000
                                                                                 ===============                ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                          $    382,000                    $    402,000
         Accrued compensation                                                           407,000                         708,000
         Income taxes payable                                                           379,000                          30,000
                                                                                 ---------------                ----------------
Total current liabilites                                                              1,168,000                       1,140,000

Deferred income taxes                                                                   144,000                         144,000

Shareholders' equity:
         Common stock                                                                    37,000                          35,000
         Additional paid-in capital                                                   7,027,000                       6,541,000
         Retained earnings                                                            7,354,000                       5,203,000
                                                                                 ---------------                ----------------
                                                                                     14,418,000                      11,779,000
                                                                                 ---------------                ----------------

Total liabilities and shareholders' equity                                        $ 15,730,000                     $ 13,063,000
                                                                                 ===============                ================


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

See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  Three-Month Periods Ended       Nine-Month Periods Ended
                                                        September 30                   September 30
                                              ------------------------------ ------------------------------
                                                     2005           2004          2005             2004
                                              --------------- -------------- --------------   -------------
REVENUE:
       Royalty income                          $   2,669,000  $   2,511,000   $  6,468,000    $   5,698,000
       International sales                           794,000        566,000      1,646,000        2,880,000
                                              --------------- -------------- --------------   --------------
                                                   3,463,000      3,077,000      8,114,000        8,578,000

COSTS OF REVENUE:
       Cost of product sold                          322,000        219,000        653,000        1,415,000
       Royalty fee                                   118,000        102,000        288,000          243,000
                                              --------------- -------------- --------------   --------------
                                                     440,000        321,000        941,000        1,658,000
                                              --------------- -------------- --------------    -------------
Gross profit                                       3,023,000      2,756,000      7,173,000        6,920,000

OPERATING EXPENSES:
       Selling, marketing and product support        480,000        565,000      1,805,000        1,784,000
       General and administrative                    365,000        369,000      1,071,000          947,000
       Research and development                      523,000        331,000      1,151,000          796,000
                                              --------------- -------------- --------------   --------------
                                                   1,368,000      1,265,000      4,027,000        3,527,000
                                              --------------- -------------- --------------   --------------
Income from operations                             1,655,000      1,491,000      3,146,000        3,393,000

Other income, net                                     66,000         21,000        172,000           45,000
                                              --------------- -------------- --------------   --------------
Income before income taxes                         1,721,000      1,512,000      3,318,000        3,438,000
Income taxes                                         576,000        535,000      1,166,000        1,162,000
                                              --------------- -------------- --------------   --------------
Net income                                     $   1,145,000  $     977,000  $   2,152,000    $   2,276,000
                                              =============== ============== ==============   ==============

Net income per common share:
         Basic                                 $        0.32  $        0.28  $        0.60    $       0.67
                                              =============== ============== ==============   ==============
         Diluted                               $        0.30  $        0.26   $       0.56    $       0.60
                                              =============== ============== ==============   ==============

Weighted average number of common shares
  outstanding:
         Basic                                     3,625,000      3,442,000      3,576,000        3,378,000
                                              ============================== ==============   ==============
         Diluted                                   3,851,000      3,818,000      3,865,000        3,798,000
                                              ============================== ==============   ==============



See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine-Month Periods Ended
                                                                                                  September 30
                                                                                ---------------------- --- ----------------------
                                                                                        2005                       2004
                                                                                ----------------------     ----------------------
OPERATING ACTIVITIES:
          Net income                                                             $    2,152,000                $      2,276,000
          Adjustments to reconcile net income to
             net cash provided by operating activities
                Depreciation and amortization                                           275,000                         247,000
                Change in operating assets and liabilities                           (1,276,000)                       (634,000)
                                                                                ----------------------     ----------------------
          Net cash provided by operating activities                                   1,151,000                       1,889,000


INVESTING ACTIVITIES:
          Purchase of property and equipment                                           (199,000)                        (61,000)
          Sale (purchase) of short-term investments                                   3,250,000                            -
          Purchase of callable FHLB bond                                                  -                          (2,300,000)
                                                                                ----------------------     ----------------------
          Net cash provided by (used in) investing activities                         3,051,000                      (2,361,000)



FINANCING ACTIVITIES:
          Proceeds from exercise of stock options                                       438,000                         472,000
          Net cash provided by financing activities                                     438,000                         472,000
                                                                                ----------------------     ----------------------

Increase in cash and cash equivalents                                                 4,640,000                        -

Cash and cash equivalents, beginning of period                                        1,262,000                       5,384,000
                                                                                ----------------------     ----------------------
Cash and cash equivalents, end of period                                         $    5,902,000             $         5,384,000
                                                                                ======================     ======================






See accompanying notes

                           IMAGE SENSING SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2005

Note A:  Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note B:  Investments
--------------------

Investments, at cost, consisted of the following at September 30, 2005 and December 31, 2004:

                                                 September 30,  December 31,
                                                     2005           2004
                                                 ------------- -------------
     Short-term investments - Auction Rate
      Securities                                 $1,750,000      $5,000,000
     Callable Federal Home Loan Bonds             2,300,000       2,300,000
                                                 ----------      ----------

     Total                                       $4,050,000      $7,300,000
                                                 ==========      ==========


As of September 30, 2005 and December 31, 2004, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

Proceeds from maturities and sales of investments totaled $3,250,000 for the nine-month period ended September 30, 2005. There were no sales or maturities in 2004. There were no realized gains or losses related to sales or unrealized gains and losses during the nine-month periods ended September 30, 2005 and 2004.

Note C: Earnings Per Share
--------------------------

The following table sets forth the computations of basic and diluted earnings per share for the three-and nine-month periods ended September 30, 2005 and 2004:

                                                       Three-Month Periods                 Nine-Month Periods
                                                       Ended September 30,                 Ended September 30
                                                       -------------------                 ------------------
                                                    2005                  2004           2005              2004
                                                    ----                  ----           ----              ----
Numerator:
   Net income                                    $1,145,000             $977,000      $2,152,000        $2,276,000
                                                 ==========             ========      ==========        ==========
Denominator:
   Shares used in basic income per share
     calculation                                  3,625,000            3,442,000       3,576,000         3,378,000
   Effect of diluted securities:
     Employee and director stock
       options                                      226,000              376,000         289,000           420,000
                                                    -------              -------         -------           -------
Shares used in diluted earnings per share
calculations                                      3,851,000            3,818,000       3,865,000         3,798,000
                                                  =========            =========       =========         =========
Basic earnings per share                               $.32                 $.28            $.60              $.67
                                                       ====                 ====            ====              ====

Diluted earnings per share                             $.30                 $.26            $.56              $.60
                                                       ====                 ====            ====              ====

Note D: Stock Options
---------------------
Stock options issued to employees are accounted for under the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock options under the provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" (in thousands, except per share amounts):

                                                            Three-Month Periods            Nine-Month Periods
                                                            Ended September 30,            Ended September 30,
                                                            -------------------            -------------------
                                                             2005         2004              2005         2004
                                                             ----         ----              ----         ----
Net income, as reported                                     $1,145        $977             $2,152       $2,276
Deduct:  Total stock-based employee compensation
expense determined under the fair value method for all
awards, net of related tax effects                              51          55                160          165
                                                            ------      ------             ------       ------
Pro-forma net income                                        $1,094        $922             $1,992       $2,111
                                                            ======      ======             ======       ======

Net income per share:
Basic - as reported                                           $.32        $.28               $.60         $.67
                                                              ====        ====               ====         ====
Basic - pro forma                                             $.30        $.27               $.56         $.62
                                                              ====        ====               ====         ====


Diluted - as reported                                         $.30        $.26               $.56         $.60
                                                              ====        ====               ====         ====
Diluted - pro forma                                           $.28        $.24               $.52         $.56
                                                              ====        ====               ====         ====

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all periods presented: zero dividend yield; expected volatility of 127; risk-free interest rate of 4.27% and expected life of 10 years.

In December 2004, the FASB issued Statement of Financial Accounting Standards Statement No. 123 (revised 2004), "Share-Based Payment." This statement is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is effective in the first annual period that begins after December 15, 2005. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be measured on the fair value of the equity or liability instruments issued. The Company will adopt this statement effective January 1, 2006. The effects of adoption on the financial statements have not been determined, but are not expected to differ materially from the pro-forma effects disclosed above.

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

Results of Operations: (Comparison of three-and nine-month periods ended
----------------------
September 30, 2005 and 2004)

The following table sets forth for the periods indicated (1) certain statements of income data as a percent of total revenue and (2) gross profit on royalty income and international sales as a percentage of royalty income and international sales, respectively, shown in italics:

                                                   Three-Month                    Nine-Month
                                                  Periods Ended                 Periods Ended
                                                   September 30                  September 30
                                             -------------------------      -----------------------
                                                 2005            2004           2005          2004
                                             ---------      ----------      ---------      --------
Royalty income                                   71.1  %         81.6  %        79.7  %       66.4  %
International sales                              22.9            18.4           20.3          33.6
     Total revenue                              100.0           100.0          100.0         100.0
GROSS PROFIT - ROYALTY INCOME                    95.6            95.9           95.5          95.7
GROSS PROFIT -INTERNATIONAL SALES                59.4            61.3           60.3          50.9
Operating expenses                               39.5            41.1           49.6          41.1
Income from operations                           47.8            48.4           38.8          39.6
Income taxes                                     16.6            17.4           14.4          13.5
Net income                                       33.1            31.8           26.6          26.6


Revenues for the third quarter of 2005 were $3,463,000, an increase of 12.5% from $3,077,000 for the same period a year ago. Royalty income for the third quarter of 2005 was $2,669,000, an increase of 6.3% from $2,511,000 for the comparable period in 2004, indicating continued acceptance of our products in the North American market. International sales revenues for the third quarter of 2005 were $794,000, an increase of 40.3% from $566,000 for the comparable period in 2004 primarily due to increased sales volume in both Europe and Asia.

Revenues for the nine-month period ended September 30, 2005, were $8,114,000, a decrease of 5.4% from $8,578,000 a year ago. Royalty income for the nine-month period ended September 30, 2005 was $6,468,000, an increase of 13.5% from $5,698,000 for the comparable period in 2004 reflecting Econolite's continued success in the North American market. International sales for the nine-month period ended September 30, 2005 were $1,646,000, a decrease of 42.8% from $2,880,000 for the comparable period in 2004 due primarily to reduced sales of Autoscope and loop detector products in the Asian market. The decrease in revenues for the nine-month period was due entirely to a decrease in sales by our Hong Kong subsidiary, Flow Traffic Ltd. Flow Traffic was unable to repeat a large Autoscope sale in Korea that it experienced in the second quarter of 2004. In addition, transition to a new loop detector product for sale in the Asian market was delayed due to technical issues that have since been corrected.

Competition in the Asian market for machine vision products in the traffic management industry is increasing and has adversely affected our ability to sell Autoscope products there. We believe that by improving the functionality of our Autoscope products we will be able to compete more effectively in the future. In addition, the transition to a new loop detector product for the Asian market has been delayed, as the first software release for the product lacked certain features which appear to have adversely affected sales of the product. We have added functionality to the loop detector software and have successfully tested the new version. We are cautiously optimistic that sales of the loop product will occur in the latter part of the fourth quarter.

Gross profits on royalty income for the three- and nine-month periods ended September 30, 2005 were $3,023,000 and $7,173,000, respectively, compared to $2,756,000 and $6,920,000, respectively, for the same periods of 2004. The increase in the third quarter of 2005 reflects the increases in both royalty income and international sales over the comparable period in 2004, while the increase in the nine-month period of 2005 was due to increased royalty income which more than offset a decrease in gross profit from reduced international sales. Gross profit margins on royalty income has remained relatively unchanged, while margins on international sales were 59.4% and 60.3% for the three- and nine-month periods of 2005, respectively, compared to 61.3% and 50.9% for the comparable periods in 2004. The decrease in gross profit margins in the third quarter was due primarily to the mix of products sold, with relatively higher sales of a lower margin product in 2005 compared to 2004. The increase in margins for the nine-month period of 2005 over 2004 was due primarily to the one-time sale in the first quarter of 2004 of low-margin cameras. Gross profit margins on our primary Autoscope products continue to hold steady and have increased in Europe in areas where we sell direct to the end user rather than to a distributor.

Operating expenses were $1,368,000 and $4,027,000, respectively, for the three- and nine-month periods ended September 30, 2005, or 39.5% and 49.6% of revenue, compared to $1,265,000 and $3,527,000, or 41.1% of revenue for the same periods in 2004. Selling, marketing and product support expenses decreased for the third quarter of 2005 due primarily to more engineering time allocated to research and development and away from product support while increasing for the nine-month period of 2005 due to higher payroll and travel costs related to added sales and support staff in Europe and the United States. General and administrative expenses decreased marginally in the third quarter of 2005 and increased during the nine-month period of 2005 due primarily to added performance bonuses, insurance expense and legal and audit fees incurred in the first-half of the year. Research and development expenses increased for the three- and nine-month periods ended September 30, 2005 due to additional engineering staff allocating time to new product development and more use of outside consultants as part of product development. We expect that our operating expenses will continue to increase during the remainder of 2005, compared to 2004, to cover additional sales and product support hires in Europe and engineering staff in the United States.

Income from operations in the third quarter of 2005 was $1,655,000, or 47.8% of revenue, compared to $1,491,000, or 48.4% of revenue, in the comparable quarter in 2004. Income from operations for the nine-month period ended September 30, 2005 was $3,146,000, or 38.8% of revenue, compared to $3,393,000, or 39.6% of revenue, in the comparable period in 2004. The increase in income from operations for the third quarter of 2005 was due primarily from increased revenue in the quarter while the decrease in the nine-month period was due to decreases in international sales by Flow Traffic Ltd. in the first half of 2005 and increases in all three categories of operating expense.

Income taxes were $576,000, or 33.5% of pretax income, in the third quarter of 2005, compared to $535,000, or 35.4% of pretax income, in the comparable quarter of 2004, while income taxes were $1,166,000, or 35.1% of pretax income, in the nine-month period ended September 30, 2005, compared to $1,162,000, or 33.8% of pretax income in the comparable period of 2004. The increase in income taxes in the third quarter of 2005 was due primarily to having more taxable income than the comparable quarter of 2004 while the increase for the nine-month period of 2005 compared to 2004 was primarily due to the inability to offset losses in Asia against prior year taxable income. We expect income taxes to remain at approximately 33-35% of pretax income for the remainder of the year.

Net income was $1,145,000, or 33.1% of revenue, in the third quarter of 2005, compared to $977,000, or 31.8% of revenue, in the comparable quarter of 2004. Net income was $2,152,000, or 26.5% of revenue, in the nine-month period ended September 30, 2005, compared to $2,276,000, or 26.5% of revenue in the comparable period in 2004. The change in net income and net income as a percent of revenue is due to the factors discussed above.

Liquidity and Capital Resources:
--------------------------------

At September 30, 2005, we had $5,902,000 in cash and cash equivalents, compared to $1,262,000 at December 31, 2004. Included in cash equivalents at September 30, 2005 was $4,855,000 in a tax-exempt money market fund. The increase of $4,640,000 in cash and cash equivalents at September 30, 2005 compared to December 31, 2004 was due primarily to the sale of short-term investments during the second and third quarters of 2005 and from cash provided by operating activities in the first nine months of 2005. Net cash provided by operating activities was $1,151,000 in the nine-month period ended September 30, 2005, compared to $1,889,000 in the comparable period of 2004. The decrease was due primarily to accounts receivable increasing more in the first nine-months of 2005 compared to 2004.

We had working capital of $13,042,000, and a ratio of current assets to current liabilities of 12.2 to 1 at September 30, 2005, compared to $10,326,000 and 10.1 to 1, respectively, at the end of 2004.

We are accumulating cash in order to obtain the liquidity needed to take advantage of acquisition opportunities that may become available and to allow continued investment in product development and expansion of our market reach in Asian and European. We continue to meet with other businesses in the United States and Europe that manufacture, sell or distribute other traffic management products that fit with our long-term strategy of growing world-wide in the intelligent transportation market. We also are investigating manufacturing alternatives outside of the United States with the objectives of lowering our cost of manufacturing and becoming compliant with the new hazardous content and disposal regulations which become effective in European Union countries as of July 1, 2006.

We have a credit agreement with Wells Fargo Bank, N. A. that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 7.25% at September 30, 2005). Loans under this agreement would be secured by receivables, inventories, equipment and general intangibles. We had no outstanding borrowings under the credit agreement in 2005 or 2004.

We believe that cash and cash equivalents and short-term investments at September 30, 2005, our $1,000,000 revolving line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in
Item 1 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

PART II - OTHER INFORMATION
Item 6.           Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-QSB for the quarterly period ended September 30, 2005.


                  Exhibit
                  Number            Description

                  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Image Sensing Systems, Inc.

                                    By:


Dated:  November 9, 2005            /s/ James Murdakes
                                    --------------------------------------------
                                    James Murdakes
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


Dated:   November 9, 2005           /s/ Arthur J. Bourgeois
                                    --------------------------------------------
                                    Arthur J. Bourgeois
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

EXHIBIT INDEX TO FORM 10-QSB


Exhibit No.       Description

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.

32.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005.