Form 10KSB
period 2005-12-31
IMAGE SENSING SYSTEMS INC
filed 2006-03-24
CIK 943034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number    0-26056

Image Sensing Systems, Inc.
(Name of small business issuer in its charter)

Minnesota	41-1519168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Spruce Tree Centre 1600 University Avenue West St. Paul, MN 55104	(651) 603-7700
(Address of principal executive offices, including zip code)	(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

        The issuer’s revenues for the fiscal year ended December 31, 2005 totaled $11,002,000.

        Based on the closing price at March 9, 2006, the aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant was $36,823,711.

        The number of shares outstanding of the registrant’s $.01 par value common stock, as of March 9, 2006, was 3,706,405 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s proxy statement for its May 17, 2006 annual meeting of shareholders, which will be filed on or prior to April 30, 2006, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Issuer Format:   Yes ☐  No ☒

PART I

Item 1.   Description of Business

        Image Sensing Systems, Inc. (referred to in this report as “we”, “us”, “our” and the “Company”) develops and markets machine vision products for use in traffic applications such as intersection control, highway and tunnel traffic management and traffic data collection. We use a video image processing technology, which captures video images and analyzes the captured images through the use of sophisticated algorithms and computer software resident on special purpose hardware. Machine vision technology uses video cameras to emulate the function of the human eye and is used in a variety of applications such as industrial quality control, manufacturing automation, health care, robotic guidance and defense. We use a proprietary version of machine vision technology implemented on commercially available computer hardware and video cameras to create our core family of products, the Autoscope® Wide Area Video Vehicle Detection System.

        The Autoscope system converts video images of a traffic scene into traffic information and data that may be transmitted to local or remote locations for real-time traffic management and control. The Autoscope system is modular and expandable and has a variety of traffic control and monitoring applications such as intersection control, highway and tunnel traffic management and traffic data collection. The system can also be used by traffic managers for research and other applications, such as transportation security, and ultimately can help improve traffic flow and reduce travel time, traffic accidents, delays, congestion, air pollution and fuel consumption and can improve roadway planning and cost efficiencies in traffic management and control. Products are sold globally to city, county, state, federal and private transportation professionals.

        We have strategic distribution agreements with several traffic control companies in the United States and abroad for the manufacturing and distribution of our products. We currently have the Autoscope family of products manufactured through an agreement with Econolite Control Products Inc. (Econolite) and Wireless Technology Inc. (WTI). We sell the Autoscope system in North America, the Caribbean and Latin America through a long-term agreement with Econolite. In Europe, we sell the Autoscope system through our wholly-owned subsidiary, Image Sensing Systems Europe Ltd. In Asia, we sell the Autoscope system through our wholly-owned subsidiary, Flow Traffic Ltd. Both subsidiaries offer additional traffic management equipment complementary to the Autoscope system.

History

        We were incorporated in the state of Minnesota in December 1984 and began operations by pioneering the commercial application of wide area video vehicle detection for traffic management. The technology underlying the Autoscope system was initially developed at the University of Minnesota under the direction of the Company’s founder, Dr. Panos Michalopoulos, a professor at the University. In 1989, the University was awarded a patent for that technology. In 1991, the University awarded us an exclusive license of the technology. In 1991 we granted a sublicense to Econolite, a leading manufacturer and seller of traffic control products in North America, to manufacture and distribute the licensed technology. In 1995, we raised $3.9 million in a public offering of 990,000 shares of common stock. Some of the proceeds of the public offering were used to advance the technology of our products and to expand our distribution network to Europe and Asia. In 1999, we acquired 60% ownership of Flow Traffic Ltd., a distributor of traffic products in Asia, located in Hong Kong. In 2002, we acquired the remaining 40% ownership of Flow Traffic. In 2004, we formed a wholly-owned subsidiary, Image Sensing Systems Europe Ltd., with offices in the United Kingdom and Spain. In 2005, we formed a branch office in Poland.

Industry Background

        Automated vehicle detection for traffic management and control has traditionally been performed with inductive wire loops buried in the pavement. Typically, the road surfaces are saw-cut with a specific shaped cut; specified metallic wires are bent into the same shape as the saw-cut and placed into the saw-cut with a sealant material subsequently covering up the saw-cut opening. However, in-pavement loop detectors are costly to install and difficult to maintain, are destructive to road surfaces and are not capable of wide-area vehicle detection without the use of many loops. By contrast, the Autoscope system is easier to install and maintain than loop detectors, is non-destructive to road surfaces and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. The Autoscope system’s range of applications and its ability to support new applications for advanced technology solutions to traffic management problems make it superior to in-pavement loop detectors.

Strategy

        Our strategy is to remain the global leader in machine vision technology for advanced traffic management while continuing to improve profitability and provide value for our customers. To achieve our objectives, we will continue to develop new hardware and software products and applications for use by traffic managers worldwide in order to improve traffic flow, traffic safety and roadway planning, and to reduce travel time, traffic accidents, delays, congestion, air pollution and fuel consumption and ultimately provide increased cost efficiencies in traffic management and control. We will continue efforts to (1) expand and improve our distribution network in other parts of Europe and Asia-Pacific that can grow our market base; (2) seek out partners within the industry that bring synergistic technologies to our current products and markets; and (3) seek out partners outside of the traffic management industry that leverage our technology that can result in profitable business.

The Autoscope System

        In the Autoscope system a camera is used to view the roadway traffic scene. The camera video is input to a special purpose processor called the Autoscope machine vision processor (MVP). The Autoscope MVP is configured by defining detection zones on a monitor displaying the traffic view as seen by each camera, as opposed to saw-cutting and placing detector loops in the pavement. The monitor displays the camera’s field-of-view and, using software provided with the Autoscope system, the user defines the detection zones using a computer mouse. Configuring the detection zones allows the user to specify where and what type of traffic data needs to be collected. Numerous detection zones can be programmed per camera. These detection zones are then stored in the memory of the Autoscope MVP, which analyzes the camera view in real-time and extracts the required traffic data. A single Autoscope unit can be configured to include numerous detection zones, allowing a traffic engineer to replace a like number, or more, of in-pavement loops.

        The Autoscope system is capable of measuring traffic data such as: vehicle presence, counts, speed and length, time occupancy (percent of time the detection zone is occupied), average headway (time interval between vehicles), flow rate (vehicles per hour per lane) and more. The Autoscope system output can be routed to the intersection signal controller which actuates the traffic light. In tunnel safety applications, the Autoscope system can provide alerts to operators upon detecting stopped, wrong direction or slow moving vehicles and upon detecting smoke. The traffic data and alerts may also be transmitted to another host computer via public dial-up telephone lines, private twisted-pair copper wires, fiber optic network or various wireless communications media. Typically, the data is transmitted to a central computer at a traffic management center (TMC). If desired, video can also be transmitted to the same destination as the data. Data from the Autoscope system can be processed in real time to manage traffic or stored for later analysis for traffic planning purposes.

Current Products

        The original Autoscope 2002 system was introduced in 1989 and was based on an industrial computer. Since that time, we have developed a number of Autoscope products, which currently include: Autoscope Solo® Pro, Autoscope RackVision™, Autoscope RackVision™ System 1, 4 & 16, Autoscope 2020™and the Autoscope Atlas™ Junction Detection System (JDS). We also supply the Autoscope® Image Sensor Camera (AIS Camera™) for use with our Autoscope MVP products. All systems come with the latest Autoscope Software Suite, which provides a robust communications server and applications software for configuring, monitoring and maintaining small to large system installations. The applications software graphical user interface is currently available in 15 languages, which is vital to many of our markets where English may not be used by those who use our products. Finally, an optional Autoscope Software Developer’s Kit is available at added cost for large projects that require integrated communications for real-time operation and data retrieval.

        The Autoscope Solo Pro is a smart camera consisting of an integrated color zoom camera and MVP contained in one compact housing unit. The Solo Pro provides the best performance of our product line due to the guaranteed, high-quality video resulting from the integration of camera and processor. The Autoscope RackVision, introduced in 2003, and Autoscope 2020 were developed to allow customers to use standard video cameras with Autoscope technology. The Autoscope RackVision processes one camera, while the Autoscope 2020 processes up to 4 cameras. Both products provide a replacement for the many existing Autoscope 2004 MVP’s installed between 1995 and 2002. The AIS Camera is our stand-alone specialized camera that promotes optimal use of the Autoscope RackVision products and the Autoscope 2020.

        The Autoscope RackVision System 4 and 16 products were introduced in 2004 to provide a turn-key solution, primarily for our Asian market, to process up to 4 and 16 cameras respectively. The Autoscope RackVision System 1 was developed in 2004 specifically for highway projects in Korea and will replace the Autoscope Solo Pro NC product. The Autoscope Atlas JDS is a single board, two-camera MVP for processing two cameras, which was developed in 2004 to provide a cost-effective solution for intersection control in Europe. All our products are designed to meet both United States Federal Communications Commission and European regulatory standards.

        The Autoscope Software Developer’s Kit provides system integrators and software developers the means to fully integrate many Autoscope vehicle detection systems within their overall traffic management system. This kit provides tools for high level software programming and trouble shooting. The communications software supplied with the kit has extensive built-in error correction, with useful error and data logging capabilities which greatly speed up the integration process.

Product Development

        We continually work on product development and enhancements that expand our applications, reduce costs, improve performance, make the product more user-friendly and provide other beneficial features to the user. In 2005, we increased our research and development investing by adding and enhancing features that we believe will give us competitive advantages and meet customer needs for new applications. A new version 8.30 of our software, containing the enhancements made in 2005, is currently in preparation for release. For competitive reasons, we do not disclose the technical details of new development and enhancement efforts.

        Research and development expense increased 35% to $1,516,000 in 2005 from $1,126,000 in 2004.

Manufacturing

        We currently have the Autoscope family of products manufactured through agreements with Econolite and WTI. We are currently working to have Autoscope products that meet the new European directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment manufactured overseas. In 1991, we appointed Econolite as our licensee to make and have made the Autoscope system and related technology and to sell the products in North America, the Caribbean and Latin America (see Sales and Marketing below). In 2002, we granted WTI a non-transferable license to use any of our intellectual property as needed to manufacture Autoscope Solo Pro and AIS camera products for our and Econolite’s use. WTI has no right, title or interest in or to our intellectual property other than the foregoing limited license, nor does WTI have the right or authority to sublicense our intellectual property. The manufacturers we select overseas will have no right, title or interest in our intellectual property other than our permission to use the documents we provide to manufacture products for us as directed by us. Econolite provides a two-year warranty on the current Autoscope system and must provide all service required under this warranty. WTI provides a two-year warranty to us on the Autoscope Solo Pro and AIS camera products it manufactures.

Sales and Marketing

        We market and sell our products to global customers. As of year end, we have supplied Autoscope systems to support over 40,000 cameras worldwide in more than 50 countries. Together, we and our partners offer a combination of high-performance video detection technology and experienced local support.

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

        We have granted Econolite an exclusive right to market and distribute the Autoscope system and related technology which it manufactures (see Manufacturing above) in North America, the Caribbean and Latin America. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from their sales of the Autoscope system. Royalty income from Econolite comprised 78% of our revenue in 2005, up from 69% in 2004. We coordinate the marketing of Autoscope products with Econolite for North America, the Caribbean and Latin America and provide second tier technical support.

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

        We market the Autoscope system to a network of distributors covering countries in Europe and the Middle East through our wholly-owned subsidiary, Image Sensing Systems Europe Ltd., and in Asia through our wholly-owned Asian subsidiary, Flow Traffic Ltd. Technical support to these distributors is provided by Autoscope experts residing in Europe and Asia, with second tier support provided from our corporate headquarters in St. Paul, Minnesota. Flow Traffic Ltd. and Image Sensing Systems Europe Ltd. also sell other traffic management products and systems.

Competition

        We are aware of several companies that develop, manufacture and sell traffic management devices using machine vision technology or other advanced technology. Among the companies that provide direct competition to the Autoscope system worldwide are Traficon N.V., Quixote Corporation, Iteris, Inc. and Citilog. They all have working installations of their machine vision systems in the United States and other parts of the world. To our knowledge, however, these companies do not have as many installations as we have. In addition, there are local companies providing direct competition in specific markets such as Korea, China and Japan. We are aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for Autoscope.

        Other potential competitors we are aware of include Siemens AG, Cognex Corp., Panasonic, Sumitomo, Omron and 3M, which are companies that have machine vision capabilities and have substantially more financial, technological, marketing, personnel and research and development resources than we have. We estimate that more than 90% of the detector systems currently in use in the United States use competing in-pavement loop detectors. Other technologies that compete with video and loops for traffic sensing are radar, laser, infrared and acoustics.

Suppliers

        The hardware components incorporated into Autoscope products are standard computer hardware products that are available from multiple sources. To date, our current vendors of these components have met our quality and performance expectations. However, we believe alternative component vendors are available should the necessity arise. Nevertheless, shortages of parts or the need to change vendors could hinder our ability to manufacture our products, which could, in turn, decrease our revenues and harm our business.

        Additionally, efforts with our manufacturing and component suppliers are underway to convert our products to meet the new European directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment. Shortages of compliant parts, the need to change suppliers or difficulties in the new manufacturing processes required could hinder the ability of our selected overseas suppliers to manufacture our products on time, which could, in turn, decrease our revenues and harm our business.

Backlog

        Our backlog of unfulfilled firm orders from distributors was not material as of December 31, 2005. Terms of agreements between distributors of our products and government contractors and other customers generally provide for cancellation or rescheduling of delivery in the case of backlogs. A backlog in our orders as of a particular date may not be a relevant factor in predicting our future revenue.

Intellectual Property

        We entered into a license agreement with the University of Minnesota (the University) in 1991. Under the agreement, we have been granted an exclusive, worldwide license, with a right to grant sublicenses, to make, have made, use, sell and lease any product that incorporates knowledge, information, know-how, software and devices, whether patentable or not, in the possession of the University and related to a video vehicle detection system developed by the University, solely or jointly with us, including certain improvements made to this technology. In exchange for our license, we pay a royalty to the University which is based on net sales of licensed products and sublicensing revenue. The license agreement terminates upon the termination of the patent covering the technology. The patent terminates on July 11, 2006. The University may terminate the license agreement if the royalties are not paid, if there is a material breach of the agreement by us, or if we fail to use our best efforts to effect commercial sales of the licensed products. We have agreed to indemnify the University against all liabilities or losses arising from (1) the manufacture, use, lease or sale of a licensed product by us or a sublicensee of us, (2) a third party’s use of a licensed product purchased from us or a sublicensee of us, and (3) a third party’s manufacture of a licensed product at our request.

        We have sublicensed some of our rights in the University technology and our technology to Econolite pursuant to our manufacturing, distribution and technology agreement with Econolite. (See Manufacturing above.)

        The expiration of the University of Minnesota patent will make the University technology available to the public, and competing businesses may take advantage of this availability to design, manufacture and sell a product which competes with our Autoscope product, which in turn could adversely affect our revenues and profits. However, since 1991, we have extensively added to our product design including our own intellectual property independent of the University technology, and have made extensive modifications and revisions to the University technology. Furthermore, flaws in the original licensed technology required us to develop our own techniques in order to make the technology commercially feasible. Consequently, we do not foresee the expiration of the University patent as an immediate threat to our business.

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

        We intend to actively protect our intellectual property assets and will actively seek, when appropriate, protection for owned or licensed products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, we rely upon trade secrets and contractual arrangements to protect some of our proprietary information. We have registered trademark rights to “Autoscope” and “Autoscope Solo.” U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Employees

        As of March 6, 2006, we had 49 employees, 46 of whom were full-time and three of whom were part-time. Seventeen of these employees were employed by our wholly-owned subsidiaries in Hong Kong and the United Kingdom and our branch office in Poland. None of our employees is represented by a union. We believe our employee relations are good.

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

Risk Factors

We are dependent on a single family of products for most of our revenue, and if we do not maintain the market for these products, we will be unable to be profitable and our business will be harmed.

        More than 90% of our revenue since inception has been generated from sales of, or royalties from the sales of, the Autoscope® system vehicle detection system. The application of machine vision technology to traffic management is a relatively new concept in the traffic management industry. Our financial success and prospects for growth will depend in large part on the continued development of the market for advanced technology solutions for traffic management and the acceptance of the Autoscope system as a reliable, cost-effective alternative to traditional vehicle detection systems. We cannot assure you that we will be able to utilize our technology profitably in other products or markets. If the Autoscope system does not continue to gain greater market acceptance and if we are unable to increase awareness of our product and expand our customer base, sales of our products will suffer and we may be unable to sustain our business.

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

        We have entered into an agreement with Econolite, pursuant to which Econolite is the exclusive distributor of the Autoscope system in North America, the Caribbean and Latin America. In exchange for its right to distribute our product, Econolite pays us royalties for sales of the Autoscope system. Since 1991, more than 60% of our revenue has consisted of royalties resulting from sales made by Econolite. A failure by Econolite to make royalty payments to us in a timely manner or at all will significantly reduce our revenues and harm our financial condition.

Our dependence on third parties for manufacturing and marketing our product may prevent us from meeting customers’ needs in a timely manner.

        We do not have, and do not plan to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite and WTI to manufacture the Autoscope system and related products. In addition, we are working with suppliers overseas to manufacture Autoscope products that need to comply with the European Union’s regulatory directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment. If Econolite, WTI and our overseas suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope system and related products in North America, the Caribbean and Latin America. Consequently, our revenues depend to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope system, or the disruption or termination of that relationship, could result in reduced revenues and market share for our products.

Our exclusive North American manufacturer and distributor, Econolite, has filed a complaint against us, and the cost to defend against the claim, or to settle the claim, or our inability to prevail against the claim, may result in reduced profitability.

        Econolite has filed a claim against us for at least $684,000, and we are incurring legal costs to defend ourselves against the claim. Although we believe we will be successful in defending against the claim, we will continue to incur legal defense costs, which reduce profitability, and we cannot be absolutely sure that we will prevail in our defense, which would further reduce profitability.

Our dependence on single-source suppliers may prevent us from meeting customers’ needs in a timely manner.

        All of the hardware components incorporated into the Autoscope system are standard computer hardware products that are available from multiple sources. If current vendors of components for the Autoscope system fail to meet quality and performance expectations, and if alternative component vendors are unavailable, shortages of parts or the need to change vendors could limit our ability to manufacture the Autoscope system, which would harm our business reputation and financial results.

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

        The United States and foreign patents for certain aspects of the underlying technology for the Autoscope system are owned by the University of Minnesota. We have entered into a license agreement with the University, pursuant to which we have been granted an exclusive, worldwide license, with a right to grant sublicenses, to make, have made, use, sell and lease products incorporating the University technology, and we pay royalties to the University for this license. The University of Minnesota may terminate the license only in limited circumstances, but any termination would prevent us from developing and selling our products and therefore would severely disrupt our business operations.

Expiration of the University of Minnesota patent for certain aspects of our Autoscope system may result in additional competition.

        The patent rights for certain aspects of the underlying technology for the Autoscope system are owned by the University of Minnesota. The patent expires in July 2006, and the University technology will then become available to the public. Other businesses could use the University technology to develop a product which competes with the Autoscope system, and this competition could adversely impact our revenues and earnings.

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

        Additionally, the market for adaptive technology for vehicle detection is continuously seeking more advanced technological solutions to traffic management and control problems. Technologies such as embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics and microwaves that have been used as traffic sensing devices in the past will be enhanced for use in the traffic management industry, and new technologies may be developed. We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. We expect that we increasingly will face competitive product developments, applications and enhancements. New technologies or applications in traffic control systems may provide our customers with alternatives to the Autoscope system and could render our products or technologies noncompetitive or obsolete. If we are unable to increase the number of our applications and develop and commercialize product enhancements and applications in a timely manner that respond to changing technology and satisfy the needs of our customers, our business and financial results will suffer. We cannot be certain that we will be successful in developing and marketing product enhancements or new products on a timely or cost-effective basis or that these products, if developed, will achieve market acceptance.

We may not be able to quickly respond to emerging low-cost home-grown local competitors in Asia, and our inability to do so could affect revenue and profitability.

        The transportation market in China is growing at a rapid rate and is likely to continue to grow. Local competing low-cost developers of machine vision products for traffic are likely to emerge and grow stronger, especially since it appears that local officials that purchase traffic management products favor products that are developed and manufactured locally. This bias could slow down and erode sales revenue in Asia and affect profitability.

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

        As of March 1, 2006, our directors and officers owned beneficially approximately 18% of our outstanding common stock. Accordingly, these shareholders may be able to influence the outcome of shareholder votes, including votes concerning the election of directors and the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions, regardless of how other shareholders may vote. This concentration of voting control among our officers and directors may result in the deferral, prevention or significant delay in a change in management or change in control of the Company and may constrain the voting or other rights of other holders of our common stock.

Our business operations will be severely disrupted if we lose key personnel or if we fail to attract and retain qualified personnel.

        Our technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. Additionally, our ability to continue technological developments and to market our products, and thereby develop a competitive edge in the marketplace, depends in large part on our ability to attract and retain qualified scientific and technical personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain the individuals we need. The loss of key personnel, or our inability to hire and retain qualified personnel, will harm our business.

Our business tends to be seasonal with results in revenue and operating results varying from quarter to quarter.

        Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business with the second and third quarters being the strongest and the first and fourth quarters being the weakest generally due to weather conditions that make roadway construction more difficult. We expect such seasonality to continue for the foreseeable future. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Our operating costs tend to be fixed, while our revenue tends to be seasonal, thereby resulting in operating results that fluctuate from quarter to quarter.

        Our expense levels are based in part on our product development efforts and our expectations regarding future revenues and, in the short-term, are generally fixed. Therefore, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, our operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for our products, product life cycles, the development, introduction and acceptance of new products and product enhancements by us or our competitors, changes in the mix of distribution channels through which our products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally.

Our stock price is volatile.

        Our common stock is thinly traded with 3,038,260 shares held by nonaffiliates as of March 9, 2006. Based on this fact, the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include: announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuation in our financial results or the financial results or our competitors and consolidation among our competitors.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

        We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing we may identify deficiencies which we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Our inability to comply with European regulatory restrictions over hazardous substances and electronic waste could restrict product sales in those markets and reduce profitability in the future.

        The European Union has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual European Union governments (such legislation together with the directive, the WEEE Legislation), and certain producers are to be financially responsible under the WEEE Legislation. This may impose on us requirements, which, if we are unable to meet, could adversely affect our ability to market our products in European Union countries and sales revenues and profitability would suffer as a consequence. In addition, the European Parliament has enacted a directive for the restriction of the use of certain hazardous substances in electrical and electronic equipment (RoHS). This legislation governs restriction of the use of such substances as mercury, lead, cadmium, and hexavalent chromium. We expect that we will be able to have our product in compliance with the RoHS directive in time, but if we are unable to do so we would be unable to market our products in European Union countries and sales revenues and profitability would suffer as a consequence.

New Asian requirements for electronic products could increase our cost of production and delay delivery of our product to the customer, thereby adversely impacting revenue and profitability.

        Various Asian governments could adopt their own versions of environment-friendly electronics regulations, similar to the European directives, RoHS and WEEE. This could require new and unanticipated manufacturing changes, product testing and certification requirements, thereby increasing cost, delaying sales, and lowering revenue and profitability.

Our ability to comply with the conditions beyond our control could seriously harm our business.

        Terrorists’ attacks against Econolite, WTI or our overseas suppliers would adversely effect manufacture of our Autoscope products and delay the delivery of sales orders. War and the SARS, bird flu or similar epidemics could affect our ability to travel and sell products internationally and to deliver product in a timely manner. Economic recession or depression could also affect government entities and their ability to expend funds for transportation improvements. These and other factors beyond our control could seriously reduce our revenues and earnings.

Lack of market acceptance of new products or new features in one or more of our market segments could adversely affect revenues and profitability.

        Even though we diligently seek out new product requirements by talking to our customers, there is no guarantee that the new products, features or functions we introduce to any of several market niches will gain market acceptance in that niche or broader market place. The lack of market acceptance in one or more of our market segments could hurt our reputation and decrease our revenues and earnings.

Item 2.   Description of Property

        We currently lease approximately 8,825 and 784 square feet of office space in St. Paul, Minnesota, and Fullerton, California, pursuant to operating leases that expire in May 2008 and June 2006, respectively. Our subsidiaries in Hong Kong and the United Kingdom and our branch offices in Poland and Spain rent office and storage space totaling 2,439 square feet, pursuant to operating leases that expire in 2006 and 2007.

        We believe that our current space is adequate in the United States, Asia and Europe and do not intend to lease significantly more space in the near-future.

        We do not otherwise invest in real estate in any manner.

Item 3.   Legal Proceedings

        On September 15, 2005, Econolite, our exclusive North American manufacturer and distributor, filed a complaint against us in the United States District Court for the Central District of California. Econolite has asserted claims for breach of contract and unjust enrichment and claims damages of at least $684,000. Econolite’s claims are based on its theory that it has overpaid royalties due to us under our agreement with Econolite and that it is entitled to take into account allegedly higher costs it has incurred. We deny Econolite’s claims and believe that royalties have been correctly calculated under the specific formula set forth in the agreement, and we plan to defend the case vigorously. The case is at the beginning stages of discovery.

Item 4.   Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.   Market for Common Equity, Related Shareholder Matters and Small Business IssuerPurchases
of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Small Cap Market under the symbol “ISNS.” The quarterly high and low sales prices for our common stock for our last two fiscal years are set forth below.

	FY 2005		FY 2004
Quarter	High	Low	High	Low

First	$16.93	$12.76	$12.95	$8.50
Second	13.39	11.54	15.80	10.00
Third	13.00	10.76	12.05	8.80
Fourth	13.34	10.75	17.00	10.32

Shareholders

        As of March 9, 2006, there were 24 holders of record of our common stock and 2,051 beneficial holders of our common stock.

Dividends

        We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business and, consequently, do not anticipate paying any dividends in the foreseeable future.

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

        Autoscope systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite, our master distributor in those locations. We also sell Autoscope products to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels. Flow Traffic Ltd. and Image Sensing Systems Europe Ltd. also sell other traffic management products and systems.

        The majority of our revenue is derived from royalties received from Econolite, with a second primary source of revenue produced from direct product sales in Europe and Asia. End users of the Autoscope system throughout the world are generally funded by government agencies responsible for traffic management and/or traffic law enforcement.

        Our success is primarily dependent upon (1) continued governmental funding of “Intelligent Transportation Systems”, such as machine vision for traffic control; (2) our ability through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers and (3) our ability to develop new machine vision products and applications that enhance the traffic manager’s ability to cost- effectively improve traffic flow and safety.

        Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business with the second and third quarters being the strongest and the first and fourth quarters being the weakest generally due to weather conditions that make roadway construction more difficult. We expect such seasonality to continue for the foreseeable future. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Results of Operations

        The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively and (3) year to year changes of items in the consolidated statement of income from 2004 to 2005:

	Year Ended December 31		Year to Year % Change

	2005	2004

International sales	21.9%	30.6%	(27.3)%
Royalties	78.1	69.4	14.3
Total revenue	100.0	100.0	1.6
Gross profit - International sales	56.7	51.7	(20.1)
Gross profit - royalties	95.5	95.7	14.0
Selling, marketing and product support	23.3	23.3	1.7
General and administrative	12.7	12.2	6.3
Research and development	13.8	10.4	34.6
Income from operations	37.2	36.4	3.8
Income taxes	13.7	12.5	11.3
Net income	25.8	24.9	5.5

        Total revenue increased to $11,002,000 in 2005 from $10,830,000 in 2004, an increase of 1.6%. Royalty income for 2005 increased to $8,595,000, or 78.1% of revenue, from $7,521,000, or 69.4% of revenue, in 2004. The 14.3% increase in royalty income in 2005 resulted primarily from increased sales volume of the Autoscope Solo Pro product by Econolite. International sales for 2005 decreased to $2,407,000, or 21.9% of revenue, from $3,309,000, or 30.6% of revenue, in 2004. The 27.3% decrease from 2004 was due to lower sales in Asia which more than offset higher sales of Autoscope systems in Europe. The decline in sales in Asia was primarily due to our inability to repeat a large 2004 sale in Korea in 2005 and to sell a newly developed loop detector product which was to replace a similar product that we previously distributed in Asia. We continue to work on resolving technical issues with this product, but even if we do so, there is no assurance that we can successfully reenter the loop detector market. Autoscope product sales in Europe increased by over 70% compared to 2004 primarily due to the successful expansion into Eastern Europe and continued acceptance of the RackVision product introduced into Europe in 2003.

        Total gross profit was $9,577,000, or 87% of revenue, in 2005, compared to $8,910,000, or 82.3% of revenue, in 2004. The increase in our total gross profit margin percentage was primarily due to revenue mix, with higher margin royalty income increasing as a percentage of total revenue. Gross profit margin on international sales increased to 56.7% of sales in 2005 from 51.7% of sales in 2004. The increase was due primarily to selling more products directly to the end user in eastern Europe, instead of through a distributor, and we did not repeat an unusually large non-recurring sale of low margin cameras in 2005 that occurred in January 2004. Margins on sales of the Autoscope products were stable in 2005.

        Selling, marketing and product support expenses were $2,567,000, or 23.3% of revenue, in 2005, compared to $2,523,000, or 23.3% of revenue, in 2004. The small increase in total dollars expended resulted primarily from adding sales and support staff in Europe. We anticipate adding sales and product support personnel and increasing our marketing efforts in Europe in 2006. As a result, we expect selling, marketing and product support expenses to increase in real terms and as a percentage of revenue. General and administrative expenses were $1,400,000, or 12.7% of revenue, in 2005, compared to $1,317,000, or 12.2% of revenue, in 2004. The small increase was due primarily to added professional fees and depreciation. We expect these expenses to increase in 2006 as we incur added professional fees associated with strategic and succession planning and expensing of stock options to comply with Financial Accounting Standards Statement No. 123 (R). Research and development expenses totaled $1,516,000, or 13.8% of revenue, in 2005, compared to $1,126,000, or 10.4% of revenue, in 2004. The increase resulted primarily from adding engineering staff and assigning them to development projects and annual pay adjustments. We expect research and development expenses to increase by over 30% in 2006 as we complete or advance the development of several new products.

        Income taxes were $1,505,000, or 34.6% of pretax income, in 2005, compared to $1,352,000, or 33.4% of pretax income, in 2004. The increase in income taxes was due primarily to more taxable income while the increase in income taxes as a percentage of pretax income was due primarily to a higher effective tax rates on foreign earnings than the previous year as we were not able to benefit from the taxable loss in Asia. If we are profitable in Asia in 2006, we have approximately $368,000 in loss carryover available as an offset. In addition, we expect to earn more research and experimental credit in 2006. We therefore believe our effective tax rate will decrease to approximately 32% of pretax income in 2006.

        Net income was $2,841,000 in 2005, compared to $2,694,000 in 2004 due to the factors discussed above.

Liquidity and Capital Resources

        At December 31, 2005, we had $9,006,000 in cash and cash equivalents, compared to $1,262,000 at December 31, 2004. Included in cash equivalents at December 31, 2005 was $7.9 million in a tax-exempt money market fund. Net cash provided by operating activities was $2,410,000 in 2005, compared to $2,563,000 in 2004. The decrease was due primarily to increased 2005 fourth quarter royalty income compared to 2004 which was not collected by December 31, 2005. This more than offset increased cash flow from increased profitability in 2005, compared to 2004, and utilization of an overpayment of income taxes in 2004 against our 2005 estimated income tax liability. The only other significant source of cash in 2005 was from selling $5,000,000 in short-term investments. The callable AAA rated Federal Home Loan Bank bonds are classified as current assets since they may be called every six months.

        We have a credit agreement with Wells Fargo Bank Minnesota, N. A. that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 7.75% at December 31, 2005), expiring May 31, 2006. Loans would be secured by inventories, accounts receivable and equipment, and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2005 or 2004. We expect to renew the agreement at substantially the same terms and conditions prior to expiration.

        We believe that cash and cash equivalents on hand at December 31, 2005, our $1,000,000 revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

        We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, which include special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

        Goodwill. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our Flow Traffic subsidiary and is tested for impairment on December 31 of each year. The impairment test requires us to estimate the fair value of our subsidiary and then compare this fair value to the carrying value of the subsidiary. If carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic. No impairment of goodwill was recorded as of December

31, 2005 and 2004. If Flow Traffic does not provide the future economic benefits we project, the fair value of this subsidiary may become impaired and we would need to record an impairment loss.

        Revenue recognition. Royalty income is recognized based upon a monthly royalty report provided to us by Econolite, a sublicensee that sells our product in North America, the Caribbean and Latin America. This report is prepared by Econolite based on its sales of products we developed and is based on sales delivered and accepted by its customers. We recognize revenue from international sales at the time of delivery and acceptance, the selling price is fixed or determinable and collectibility is reasonably assured. Consulting fees are recorded as earned. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based upon historical sales returns and changes in customer demands.

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

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs.” The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement is not expected to have a material impact on our valuation of inventory or operating results.

        In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. We will adopt this standard January 1, 2006, and it is not expected to have a material impact on our operating results.

        In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement addresses the fair value concepts contained in Opinion 29, “Accounting for Nonmonetary Transactions,” which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our operating results.

Item 7.   Financial Statements

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2005	2004

Current assets:
Cash and cash equivalents	$9,006,000	$1,262,000
Short-term investments	—	5,000,000
Accounts receivable, net of allowance for returns and doubtful
accounts of $39,000 in 2005 and 2004	3,514,000	2,176,000
Inventories	312,000	404,000
Investment in callable FHLB bonds	2,300,000	2,300,000
Prepaid expenses	104,000	275,000
Deferred income taxes	14,000	49,000

Total current assets	15,250,000	11,466,000

Property and equipment:
Furniture and fixtures	309,000	220,000
Leasehold improvements	22,000	120,000
Equipment	970,000	937,000

	1,301,000	1,277,000
Accumulated depreciation	972,000	1,150,000

	329,000	127,000

Goodwill	1,050,000	1,050,000
Capitalized software development costs, net of accumulated
amortization of $1,641,000 ($1,383,000 in 2004)	162,000	420,000

Total Assets	$16,791,000	$13,063,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$398,000	$402,000
Accrued compensation	525,000	708,000
Income taxes payable	94,000	30,000

Total current liabilities	1,017,000	1,140,000

Deferred income taxes	52,000	144,000

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized,
3,702,005 issued and outstanding (3,537,222 in 2004)	37,000	35,000
Additional paid-in capital	7,641,000	6,541,000
Retained earnings	8,044,000	5,203,000

Total shareholders’ equity	15,722,000	11,779,000

Total Liabilities and Shareholders’ Equity	$16,791,000	$13,063,000

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2005	2004

Revenue:
International sales	$2,407,000	$3,309,000
Royalties	8,595,000	7,521,000

	11,002,000	10,830,000
Cost of revenue:
International sales	1,042,000	1,599,000
Royalties	383,000	321,000

	1,425,000	1,920,000

Gross profit	9,577,000	8,910,000

Operating expenses:
Selling, marketing and product support	2,567,000	2,523,000
General and administrative	1,400,000	1,317,000
Research and development	1,516,000	1,126,000

	5,483,000	4,966,000

Income from operations	4,094,000	3,944,000

Other income	252,000	102,000

Income before income taxes	4,346,000	4,046,000
Income taxes	1,505,000	1,352,000

Net income	$2,841,000	$2,694,000

Net income per share:
Basic	$0.79	$0.79
Diluted	0.73	0.71

Weighted average number of common shares outstanding:
Basic	3,602,000	3,409,000
Diluted	3,868,000	3,810,000

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31
	2005	2004

Operating activities:
Net income	$2,841,000	$2,694,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121,000	85,000
Amortization	258,000	259,000
Tax benefit from disqualifying disposition	377,000	653,000
Compensation expense for performance-based stock option	68,000	—
Deferred income taxes	(57,000)	(73,000)
Changes in operating assets and liabilities:
Receivables	(1,338,000)	(341,000)
Inventories	92,000	(81,000)
Prepaid expenses	41,000	(175,000)
Accounts payable	(4,000)	(177,000)
Accrued compensation	(183,000)	147,000
Income taxes payable	194,000	(428,000)

Net cash provided by operating activities	2,410,000	2,563,000

Investing activities:
Purchase of short-term investments	—	(2,250,000)
Sale of short-term investments	5,000,000	600,000
Purchase of Federal Home Loan Bank Bonds	—	(2,300,000)
Purchases of property and equipment	(323,000)	(86,000)
Proceeds from sale of other asset	—	29,000

Net cash provided by (used in) investing activities	4,677,000	(4,007,000)

Financing activities:
Proceeds from exercise of stock options	657,000	672,000

Net cash provided by financing activities	657,000	672,000

Increase (decrease) in cash and cash equivalents	7,744,000	(772,000)

Cash and cash equivalents at beginning of year	1,262,000	2,034,000

Cash and cash equivalents at end of year	$9,006,000	$1,262,000

Supplemental disclosure:
Income taxes paid	$933,000	$1,362,000

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Total

Balance at December 31, 2003	3,288,177	$33,000	$5,218,000	$2,509,00	$7,760,000

Tax benefit from disqualifying disposition			653,000		653,000
Common stock issued for options exercised	249,045	2,000	670,000		672,000
Net income				2,694,000	2,694,000

Balance at December 31, 2004	3,537,222	35,000	6,541,000	5,203,000	11,779,000

Tax benefit from disqualifying disposition			377,000		377,000
Common stock issued for options exercised	164,783	2,000	655,000		657,000
Compensation in the form of stock options			68,000		68,000
Net income				2,841,000	2,841,000

Balance at December 31, 2005	3,702,005	$37,000	$7,641,000	$8,044,000	$15,722,000

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2005

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

Principles of Consolidation

        The consolidated financial statements include the accounts of Image Sensing Systems, Inc. and its wholly-owned subsidiaries: Flow Traffic Ltd. (Flow Traffic), located in Hong Kong, and Image Sensing Systems Europe Ltd. (ISS/Europe), located in the United Kingdom. All significant inter-company transactions and accounts have been eliminated in consolidation.

Revenue Recognition

        Royalty income is recognized based upon a monthly royalty report provided to us by Econolite Control Products, Inc. (Econolite), a sublicensee that sells our product in North America, the Caribbean and Latin America. This report is prepared by Econolite based on its sales of products we developed and is based on sales delivered and accepted by its customers. We recognize revenue from product sales at the time of delivery and acceptance, the selling price is fixed or determinable and collectibility is reasonably assured. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based upon historical sales returns and changes in customer demands.

Cash and Cash Equivalents

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds.

Investments

        Investments in callable Federal Home Loan Bank bonds mature in 2006 and 2007 but are callable either quarterly or semi-annually. At December 31, 2005 and 2004, cost was equal to fair value and no amount was included as a separate component of shareholders’ equity. We consider short-term investments as “available for sale.”

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

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed by the straight-line method over a three- to four-year period for financial reporting purposes and by accelerated methods for income tax purposes.

Income Taxes

        Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Use of Estimates

        Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates.

Goodwill

        Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever an impairment indicator arises. Our goodwill relates to our Flow Traffic subsidiary and is tested for impairment on December 31 of each year. No impairment of goodwill was recorded as of December 31, 2005 or 2004.

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment when indicators of impairment are present. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No such losses were recorded in 2005 or 2004.

Research and Development

        Research and development costs are charged to operations in the period incurred.

Software Development Costs

        We capitalize software development costs, including significant product enhancements, beginning upon the establishment of technological feasibility for the product and concluding when the product is available for release to distributors. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue or royalties, estimated economic life, and changes in software and hardware technology. We amortize software development costs based on projected revenue, with minimum annual amortization based on a seven-year life using the straight-line method. No software development cost was capitalized in 2005 or 2004.

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

        For the years ended December 31, 2005 and 2004, respectively, 266,000 and 401,000 common share equivalents were included in the computation of diluted net income per share. There were no anti-dilutive options at December 31, 2005 or 2004.

        At December 31, 2005, the exercise prices of all outstanding options were less than the average market price of the common shares during the period.

Stock Options

        Stock options issued to employees are accounted for under the intrinsic value method as prescribed by Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income, except for costs related to performance-based options, because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the assumptions described in Note 8.

	Year Ended December 31
	2005	2004

Net income , as reported	$2,841,000	$2,694,000
Deduct: Total stock-based employee
compensation expense determined under
the fair value method for all awards, net
of related tax effects	(210,000)	(229,000)

Pro-forma net income	$2,631,000	$2,465,000

Income per share:
Basic - as reported	$.79	$.79
Basic - pro forma	.73	.72

Diluted - as reported	$.73	$.71
Diluted - pro forma	.68	.65

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs.” The provisions of this statement become effective for us in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement is not expected to have a material impact on our valuation of inventory or operating results.

        In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of income. We will adopt this standard January 1, 2006, and it is not expected to have a material impact on our operating results.

        In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement addresses the fair value concepts contained in Opinion 29, “Accounting for Nonmonetary Transactions,” which included certain exceptions to the concept that exchanges of similar productive assets should be recorded at the carrying value of the asset relinquished. SFAS 153 eliminates that exception and replaces it with a general exception for exchanges of nonmonetary assets that lack commercial substance. Only nonmonetary exchanges in which an entity’s future cash flows are expected to significantly change as a result of the exchange will be considered to have commercial substance. SFAS 153 must be applied to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our operating results.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Credit Facility

        We have a credit agreement that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 7.75% at December 31, 2005), expiring May 31, 2006. Loans would be secured by inventories, accounts receivable and equipment, and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings in 2005 or 2004. We expect to renew the agreement at substantially the same terms and conditions prior to expiration.

3.   Investments

        Investments, at cost, consisted of the following at December 31, 2005 and 2004:

	2005	2004

Callable Federal Home Loan Bonds	$2,300,000	$2,300,000
Short-term investments - Auction Rate Securities	—	5,000,000

Total	$2,300,000	$7,300,000

        As of December 31, 2005 and 2004, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

        Proceeds from maturities and sales of investments totaled $5,000,000 for the year ended December 31, 2005. There were no sales or maturities in 2004. There were no realized gains or losses related to sales or unrealized gains and losses during the years ended December 31, 2005 and 2004.

4.   Lease Commitment

        We rent office space and equipment under operating lease agreements expiring at various dates through May 2008. The leases provide for monthly payments of $23,000, and we are responsible for our proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $221,000 in 2005 and $217,000 in 2004.

        Future minimum annual lease payments under noncancelable operating leases for the years ending December 31, 2006, 2007 and 2008 are $232,000, $151,000 and $59,000, respectively.

5. Income   Taxes

        Our deferred tax assets and liabilities are as follows:

	December 31
	2005	2004

Deferred tax assets:
Accrued compensation	$18,000	$18,000
Allowance for returns and bad debts	25,000	24,000
Alternative minimum tax credits	50,000	104,000
Prepaid expenses	(29,000)	—
Other	8,000	18,000
Less valuation allowance	(50,000)	(104,000)

	22,000	60,000
Deferred tax liabilities:
Capitalized software development costs	60,000	155,000

Net deferred liabilities	$(38,000)	$(95,000)

        Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimates of future sources of taxable income and the expected timing of temporary difference reversals.

        There is $270,000 and $500,000 in undistributed earnings of our wholly-owned foreign subsidiaries at December 31, 2005 and 2004, respectively.

        We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

        Our wholly-owned subsidiary in Hong Kong has unused tax losses of approximately $268,000 available for offset against future taxable income. No deferred income tax asset has been recognized since we have no assurance that taxable income will be earned in the future.

        The components of income tax expense are as follows for the years ended December 31, 2005 and 2004:

	Year Ended December 31
	2005	2004

Current:
Federal	$1,411,000	$1,340,000
State	114,000	53,000
Foreign	37,000	32,000

	1,562,000	1,425,000
Deferred:
Federal	(52,000)	(66,000)
State	(5,000)	(7,000)
Foreign	—	—

	(57,000)	(73,000)

Income taxes	$1,505,000	$1,352,000

        A reconciliation of income taxes to the statutory federal rate is as follows:

	December 31
	2005	2004

Federal tax statutory rate	$1,477,000	$1,376,000
State taxes, net of federal benefit	72,000	31,000
Tax exempt interest	(53,000)	—
Research and development tax credits	(80,000)	(60,000)
Domestic production activity deduction	(45,000)	—
Effect of higher (lower) rates on foreign income	115,000	(23,000)
Other	19,000	28,000

Income taxes	$1,505,000	$1,352,000

6.   Licensing

        The United States patent for some aspects of the technology underlying our Autoscope system was issued in 1989 to the University of Minnesota. We have an exclusive worldwide license from the University of Minnesota for that technology and pay royalties to the University of Minnesota in exchange for such license. Royalty expense under the agreement was $383,000 in 2005 and $321,000 in 2004.

        We have sublicensed the right to manufacture and market the Autoscope technology in North America, the Caribbean and Latin America to Econolite and receive royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by us outside of North America, the Caribbean and Latin America. We may terminate our agreement with Econolite if a minimum annual sales level is not met or Econolite fails to make royalty payments as required by the agreement. The initial term of the agreement was 15 years, ending in 2006, and was automatically renewable thereafter for additional one-year periods unless terminated by either party upon 60 days’ notice prior to the end of the initial term or any extension term. In 2001, we signed a five-year extension of our agreement with Econolite, thereby extending its term to 2011.

        We recognized royalty income from this agreement of $8,595,000 in 2005 and $7,521,000 in 2004. Accounts receivable from Econolite were $3,102,000 and $1,984,000 at December 31, 2005 and 2004, respectively.

7.   Significant Customers and Concentration of Credit Risk

        We derived the following percentages of our net revenues from the following geographic regions:

	2005	2004

Asia Pacific	6%	21%
Europe	16%	10%
North America	78%	69%

        Royalty income from Econolite comprised 78% and 69% of revenues in 2005 and 2004, respectively.

8.   Retirement Plan

        Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan and we may make discretionary contributions to the plan. Flow Traffic Ltd. is obligated to contribute to an employee pension plan. The Company made contributions totaling $60,000 and $50,000 to the plans for 2005 and 2004, respectively.

9.   Stock Options

        In February 1995 and April 2005, we adopted the 1995 Long-Term Incentive and Stock Option Plan (the 1995 Plan) and the 2005 Stock Incentive Plan (the 2005 Plan), respectively, which provide for the granting of incentive (ISO) and non-incentive (NSO) stock options, stock appreciation rights, restricted stock awards and performance awards to our officers, directors, employees, consultants and independent contractors. The 1995 Plan terminated in February 2005. The following table summarizes stock option activity for 2005 and 2004:

	Plan Options Available For Grant	Plan Options Outstanding		Non-Plan Options Outstanding	Weighted Average Exercise Price Per Share

		ISO	NSO

Balance at December 31, 2003	312,200	208,100	261,320	211,440	$2.95
Granted	(16,000)	—	16,000	—	3.65
Exercised	—	(112,950)	(80,655)	(55,440)	2.64

Balance at December 31, 2004	296,200	95,150	196,665	156,000	3.13
Plan terminated	(296,200)	—	—	—	—
Reserved for new plan	281,200	—	—	—	—
Exercised	—	(15,550)	(35,233)	(114,000)	3.99
Cancelled	—	(1,200)	(25,000)	—	1.69

Balance at December 31, 2005	281,200	78,400	136,432	42,000	$2.72

        The following table summarizes information about the stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.30-1.99	100,700	6.6 years	$1.38	78,100	$1.40
2.00-2.99	84,400	4.4 years	2.35	84,400	2.35
3.00-3.99	43,132	6.8 years	3.20	36,000	3.10
7.00-7.93	28,600	7.0 years	7.84	15,267	7.76

	256,832		2.72	213,767	2.52

        No options were granted in 2005. The weighted average fair value of the options granted during 2004 was $56,000. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility 127%; risk-free interest rate of 4.27%; and expected life of 10 years. Options exercisable at December 31, 2004 were 293,683 and had a weighted average exercise price of $3.28.

10.   Contingency

        On September 15, 2005, Econolite, our exclusive North American manufacturer and distributor, filed a complaint against us asserting breach of contract and unjust enrichment and claims damages of at least $684,000. We deny Econolite’s claims and believe that royalties have been correctly calculated under the specific formula set forth in the agreement we have with them, and we plan to defend the case vigorously. The case is at the beginning stages of discovery.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Image Sensing Systems, Inc.

        We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. and its subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP

Minneapolis, Minnesota
February 17, 2006

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 8A.   Controls and Procedures

Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

        During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information

        None

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act

        We have adopted a Code of Ethics which applies to our principal executive, accounting and financial officers. The Code of Ethics is published on our website at www.imagesensing.com. Any amendments to the Code of Ethics and waivers of the Code of Ethics for our principal executive, accounting or financial officers will be published on our website.

        The sections entitled “Proposal 1 – Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2006 annual meeting of shareholders are incorporated into this Form 10-KSB by reference.

Item 10.   Executive Compensation

        The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2006 annual meeting of shareholders are incorporated into this Form 10-KSB by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table provides information as of December 31, 2005, about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by shareholders(1)	256,832	$2.72	281,200
Equity compensation plans not approved by shareholders	–	–	–
Total	256,832	$2.72	281,200

        (1)Includes shares underlying stock options under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan and non-qualified stock options granted outside the 1995 Plan between 1996 and 2000 to current and former members of the Board of Directors.

        (2)The 281,200 shares available for grant under the 2005 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

        The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2006 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

Item 12.   Certain Relationships and Related Transactions

        The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 annual meeting of shareholders is incorporated into this Form 10-KSB by reference.

Item 13.   Exhibits

        The following documents are filed as exhibits to this report:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of ISS, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

3.2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

3.3	Bylaws of ISS, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

4.1	Specimen form of ISS’s common stock certificate, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.1	Manufacturing, Distributing and Technology License Agreement dated June 11, 1991, as amended on December 15, 1992, between Econolite Control Products, Inc. and ISS, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.2	License Agreement dated June 10, 1991, between the University of Minnesota and ISS, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.3	Form of Distributor Agreement, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.4	Assignment from Panos G. Michalopoulos to ISS dated January 19, 1985, incorporated by reference to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995.

10.5	Production Agreement dated July 8, 1997, between ISS, Cohu, Inc., and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.14 to ISS’s annual report on Form 10-KSB for the year ended December 31, 1997.

10.6	Conditional Credit Line Letter Agreement with Wells Fargo Bank Minnesota, N.A. dated September 14, 1998, incorporated by reference to Exhibit 10.17 to ISS’s annual report on Form 10-KSB for the year ended December 31, 1998.

10.7	Office Lease Agreement by and between Spruce Tree Centre L.L.P. and ISS, dated November 24, 1998, incorporated by reference to Exhibit 10.18 to ISS’s annual report on Form 10-KSB for the year ended December 31, 1998.

10.8*	1995 Long-Term Incentive and Stock Option Plan, amended and restated through May 17, 2001, incorporated by reference to Exhibit 10.10 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.9	Distribution Agreement dated April 20, 2001, between ISS and Wireless Technology, Inc., incorporated by reference to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

10.10	Extension and Second Modification dated July 13, 2001, to Manufacturing, Distributing and Technology License Agreement dated June 11, 1991, between ISS and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.12 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.11	Definitive Agreement dated July 20, 2001, between ISS and Detector Electronics Corporation, incorporated by reference to ISS’s quarterly report on Form 10-QSB for the quarter ended September 30, 2001.

10.12	Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited, incorporated by reference to Exhibit 10.10 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.13	Amendment No. 1 dated as of December 31, 2001, to Shares Sale and Purchase Agreement dated November 28, 2001, among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited, incorporated by reference to Exhibit 10.15 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.14*	Employment Arrangement between ISS and Anthony H. Gould, incorporated by reference to Exhibit 10.19 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.15	Production Agreement dated February 14, 2002, among ISS, Wireless Technology, Inc. and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.20 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.16*	Consultant Agreement effective May 1, 2003 between ISS and Art Bourgeois, incorporated by reference to Exhibit 10.1 to ISS’s quarterly report on Form 10-QSB for the quarter ended March 31, 2002.

10.17*	Employment Agreement effective June 14, 2002 between ISS, Flow Traffic Ltd. and Mats Johan Billow, incorporated by reference to Exhibit 10.1 to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.

10.18	Amendment No. 3, dated June 14, 2002, to share Sale and Purchase Agreement dated November 28, 2001 among ISS and Berkeley Development Limited, Mats Johan Billow and Grove Place Limited, incorporated by reference to Exhibit 10.2 to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002.

10.19*	Addendum to Consultant Agreement Between Image Sensing Systems, Inc. and Arthur J. Bourgeois, dated September 11, 2003, incorporated by reference to Exhibit 10.1 to ISS’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

10.20*	Consultant Agreement between Image Sensing Systems, Inc. and James Murdakes, dated March 23, 2004.

10.21*	Employment Agreement between Image Sensing Systems, Inc. and Arthur Bourgeois

21	List of Subsidiaries of ISS.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

Item 14.   Principal Accountant Fees and Services

        The sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2006 annual meeting of shareholders are incorporated into this Form 10-KSB by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Image Sensing Systems, Inc.
By:
/s/ James Murdakes	Date: March 24, 2006
James Murdakes President and Chief Executive Officer

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

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James Murdakes	Date: March 24, 2006
James Murdakes President and Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

/s/ Arthur J. Bourgeois	Date: March 24, 2006
Arthur J. Bourgeois Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Panos G. Michalopoulos	Date: March 24, 2006
Panos G. Michalopoulos Director

/s/ Richard P. Braun	Date: March 24, 2006
Richard P. Braun Director

/s/ Richard C. Magnuson	Date: March 24, 2006
Richard C. Magnuson Director

/s/ Michael Eleftheriou	Date: March 24, 2006
Michael Eleftheriou Director