Form 10-Q
period 2006-03-31
IMAGE SENSING SYSTEMS INC
filed 2006-05-05
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

Commission file number: 0-26056

Image Sensing Systems, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1519168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Spruce Tree Centre 1600 University Avenue West St. Paul, MN	55104
(Address of principal executive offices)	(Zip Code)

(651) 603-7700
(Registrant’s telephone number, including area code)

Not Applicable
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
Yes ☒     No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2006
Common Stock, $0.01 par value per share	3,707,405 shares

IMAGE SENSING SYSTEMS, INC.

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$8,987,000	$9,006,000
Short-term investments	1,800,000	—
Accounts receivable	2,366,000	3,514,000
Finished goods inventory	344,000	312,000
Investment in FHLB bond	2,300,000	2,300,000
Prepaid expenses	187,000	104,000
Deferred income taxes	14,000	14,000

Total current assets	15,998,000	15,250,000

Property and equipment, net	405,000	329,000

Other assets:
Capitalized software development costs, net	97,000	162,000
Goodwill	1,050,000	1,050,000

	1,147,000	1,212,000

Total assets	$17,550,000	$16,791,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$640,000	$398,000
Accrued compensation	235,000	525,000
Income taxes payable	330,000	94,000

Total current liabilites	1,205,000	1,017,000
Deferred income taxes	52,000	52,000
Shareholders’ equity:
Common stock	37,000	37,000
Additional paid-in capital	7,709,000	7,641,000
Retained earnings	8,547,000	8,044,000

	16,293,000	15,722,000

Total liabilities and shareholders’ equity	$17,550,000	$16,791,000

Note:   The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three-Month Periods Ended March 31

	2006	2005

Revenue:
International sales	$413,000	$430,000
Royalties	2,176,000	1,697,000

	2,589,000	2,127,000

Costs of revenue:
Cost of product sold	177,000	183,000
Royalties	103,000	80,000

	280,000	263,000

Gross profit	2,309,000	1,864,000

Operating expenses:
Selling, marketing and product support	622,000	665,000
General and administrative	562,000	320,000
Research and development	482,000	283,000

	1,666,000	1,268,000

Income from operations	643,000	596,000

Other income, net	97,000	44,000

Income before income taxes	740,000	640,000
Income taxes	237,000	243,000

Net income	$503,000	$397,000

Net income per common share:
Basic	$0.14	$0.11

Diluted	$0.13	$0.10

Weighted average number of common shares outstanding:
Basic	3,705,000	3,544,000

Diluted	3,898,000	3,886,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Periods Ended March 31

	2006	2005

Operating activities:
Net income	$503,000	$397,000
Adjustments to reconcile net income to net cash provided by operating activities Depreciation and amortization	83,000	91,000
Change in operating assets and liabilities	1,263,000	308,000

Net cash provided by operating activities	1,849,000	796,000

Investing activities:
Purchase of property and equipment	(94,000)	(45,000)
Purchase of short-term investments	(1,800,000)	(450,000)

Net cash used in investing activities	(1,894,000)	(495,000)

Financing activities:
Proceeds from exercise of stock options	26,000	39,000

Net cash provided by financing activities	26,000	39,000

Increase (decrease) in cash and cash equivalents	(19,000)	340,000

Cash and cash equivalents, beginning of period	9,006,000	1,262,000

Cash and cash equivalents, end of period	$8,987,000	$1,602,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

Note A:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note B:   Investments

Investments, at cost, consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Short-term investments - Auction Rate Securities	$1,800,000	$—
Callable Federal Home Loan Bonds	2,300,000	2,300,000

Total	$4,100,000	$2,300,000

As of March 31, 2006 and December 31, 2005, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

There were no sales or maturities in the three-month periods ended March 31, 2006 or 2005. There consequently were no realized gains or losses related to sales or unrealized gains and losses during the three-month periods ended March 31, 2006 or 2005.

Note C:   Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three-month periods ended March 31, 2006 and 2005:

	2006	2005

Numerator:
Net income	$503,000	$397,000

Denominator:
Shares used in basic net income per common share calculation	3,705,000	3,544,000
Effect of diluted securities:
Employee and director stock options	193,000	342,000

Shares used in diluted net income per common share calculations	3,898,000	3,886,000

Basic net income per common share	$0.14	$0.11
Diluted net income per common share	$0.13	$0.10

Note D:   Stock-based Compensation

Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $43,000 of related compensation expense included in general and administrative expense for the three-month period ended March 31, 2006. The related tax benefit from recording this non-cash expense was approximately $14,000. The net compensation expense reduced both basic and diluted net income per common share by $0.01. As of March 31, 2006, $128,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of one year.

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to our adoption of SFAS 123(R) have not been restated. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to the comparable three-month period ended March 31, 2005:

Net income, as reported	$397,000
Add: stock-based consultants’ compensation included in reported net income, net of related tax effects	25,000
Less: stock-based compensation determined under the fair value method, net of related tax effects	(55,000)

Pro forma net income, assuming fair value method for all stock-based awards	$367,000

Net income per common share:
Basic - as reported	$.11
Diluted - as reported	$.10

Basic - pro forma	$.10
Diluted - pro forma	$.09

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. No options were granted during the three-month periods ended March 31, 2006 and 2005.

The Company’s stock options generally vest over three to five years of service and have a contractual life of 10 years. We have 281,200 shares authorized for grant under the 2005 Stock Incentive Plan. The following table summarizes information about the stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.30–1.99	100,200	4.6 years	$1.38	77,600	$1.40
2.00–2.99	83,700	4.2 years	2.35	83,700	2.35
3.00–3.99	42,532	6.6 years	3.19	36,000	3.10
7.00–7.93	26,000	6.7 years	7.83	12,667	7.73

	252,432		2.67	209,967	2.45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

Image Sensing Systems, Inc. (referred to in this report as “we,” “us,” “our” and the “Company”) have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer and have applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows®-based graphical user interface that enables standard video cameras to work with the Autoscope® Wide Area Video Vehicle Detection System.

Autoscope systems are sold to distributors and end users of traffic management products in North America and Latin America by Econolite Control Products, Inc. (Econolite), our exclusive distributor in those locations. We also sell Autoscope products to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

The majority of our revenue is derived from royalties received from Econolite, with a second primary source of revenue received from direct product sales in Europe and Asia. End users of the Autoscope system throughout the world are generally funded by government agencies responsible for traffic management and/or traffic law enforcement.

Our success is primarily dependent upon (1) continued governmental funding of “Intelligent Transportation Systems”, such as machine vision for traffic control; (2) our ability, through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers and (3) our ability to develop new machine vision products and applications that enhance the traffic manager’s ability to cost-effectively improve traffic flow and safety.

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

Critical Accounting Policies:

Goodwill.   Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our Flow Traffic subsidiary and is tested for impairment on December 31 of each year. The impairment test requires us to estimate the fair value of our subsidiary and then compare it to the carrying value of the subsidiary. If the carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic. If Flow Traffic does not provide the future economic benefits we project, the fair value of this subsidiary may become impaired and we would need to record an impairment loss.

Revenue recognition.   Royalty income is recognized based upon a monthly royalty report provided to us by Econolite. This report is prepared by Econolite based on its sales of products we developed and is based on sales delivered and accepted by its customers. We recognize revenue from international sales at the time of delivery and acceptance, the selling price is fixed or determinable and collectibility is reasonably assured. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based upon historical sales returns and changes in customer demands.

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

Results of Operations:   (Comparison of three-month periods ended March 31, 2006 and 2005)

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period to period changes of items in the consolidated statement of income from 2004 to 2005:

	Three-Month Period Ended March 31		Quarter Over Quarter
	2006	2005	Change

International sales	16.0%	20.2%	(4.0)%
Royalties	84.0	79.8	28.2

Total revenue	100.0	100.0	21.7
Gross profit - International sales	57.1	57.4	(4.5)
Gross profit - royalties	95.3	95.3	28.2
Selling, marketing and product support	24.0	31.3	(6.5)
General and administrative	21.7	15.0	75.6
Research and development	18.6	13.3	70.3
Income from operations	24.8	28.0	7.9
Other income, net	3.7	2.1	120.5
Income taxes	9.2	11.4	(2.5)
Net income	19.4	18.7	26.7

Total revenue increased to $2,589,000 in the first quarter of 2006 from $2,127,000 in the first quarter of 2005, an increase of 21.7%. International sales for 2006 decreased to $413,000, or 16.0% of revenue, from $430,000, or 20.2% of revenue, in 2005. The 4.0% decrease in international sales compared to 2005 was due primarily to a temporary delay in shipment of product to the Asian market. Royalty income for the first quarter of 2006 increased to $2,176,000, or 84.0% of revenue, from $1,697,000, or 79.8% of revenue, in 2005. The 28.2% increase in royalty income in 2006 resulted primarily from a similar increase in sales volume of Autoscope products by Econolite.

Gross profits on international sales for the first quarter of 2006 were $236,000, a 4.5% decrease from $247,000 in the comparable quarter of 2005, a result of the decrease in sales in the quarter. Gross profit margins on international sales were 57.1%, compared to 57.4% in 2005. Gross profit margins on royalty income remained unchanged.

Operating expenses increased to $1,666,000 for the first quarter from $1,268,000 for the comparable period in 2005, a 31.4% increase. The primary increases were in research and development, which reflects the increased commitment to develop new hardware and software products, and in general and administrative expenses which included added professional fees and travel costs associated with the evaluation of our international operations, increased legal and audit fees, added payroll taxes, share-based compensation related to adoption of Statement of Financial Accounting Standard 123(R) and the added cost of a corporate controller which we hired in the fourth quarter of 2005. We expect the level of general and administrative expenses to decrease marginally over the remaining three quarters of 2006. We expect that research and development expenses will continue to increase marginally in 2006 as we complete or advance the development of new products and software applications.

Income from operations in the first quarter of 2006 was $643,000, or 24.8% of revenue, compared to $596,000, or 28.0% of revenue, in the comparable quarter in 2005, an increase of 7.9%. The increase resulted primarily from the 28.2% growth in revenue from royalties offset in part by lower international sales and increased operating expenses as described above.

Other income, net increased to $97,000 in the first quarter of 2006 from $44,000 in the comparable quarter of 2005, primarily due to higher yield on investments and more excess cash invested.

Income taxes were $237,000 or 32.0% of pretax income in the first quarter of 2006, compared to $243,000 or 38.0% of pretax income in the comparable quarter of 2005. The decrease in income taxes was due primarily to added research and experimental credits expected to be earned in 2006 compared to 2005. We expect the effective income tax rate to decrease to about 28% of pretax income if our foreign subsidiaries become profitable in the remaining quarters of 2006.

Net income was $503,000 in the first quarter of 2006, a 26.7% increase compared to $397,000 in the comparable quarter of 2005, due to the factors discussed above.

Liquidity and Capital Resources:

At March 31, 2006, we had $8,987,000 in cash and cash equivalents, compared to $9,006,000 at December 31, 2005.

Net cash provided by operating activities was $1,849,000 in the first quarter of 2006, compared to $796,000 in 2005. The primary reason for the increase was that we received unusually large royalty payments on accounts receivable from Econolite for sales they made in the fourth quarter of 2005. We invested $1,800,000 of the cash generated from operating activities in short-term tax-exempt bonds.

We have a credit agreement that provides up to $1,000,000 in short-term borrowings at .5% over the prime rate (effective rate of 8.25% at March 31, 2006), expiring May 31, 2006. Loans would be secured by inventories, accounts receivable and equipment and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2006 or 2005. We expect to renew the agreement at substantially the same terms and conditions prior to expiration.

We believe that cash and cash equivalents on hand at March 31, 2006, our $1,000,000 revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

  dependence on a single product for most of our revenue;

  budget constraints by governmental entities that purchase our products;

  continuing ability of our licensee to pay royalties owed;

  dependence on third parties for manufacturing and marketing our products;

  our inability to prevail against the claim filed against us by Econolite, our North American manufacturer and distributor;

  dependence on single-source suppliers to meet manufacturing needs;

  failure to secure adequate protection for our intellectual property rights;

  development of a competing product by another business using the underlying technology included in the patent we have licensed from the University of Minnesota, which expires in July 2006;

  our inability to develop new applications and product enhancements;

  our inability to respond to low-cost local competitors in Asia;

  our inability to properly manage a growth in revenue and/or production requirements;

  control of our voting stock by insiders;

  our inability to retain key scientific and technical personnel;

  our inability to achieve and maintain effective internal controls;

  our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

  conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2006.

Exhibit Number	Description

10.1	Employment Agreement between the Company and Arthur Bourgeois dated March 23, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005).

10.2	Employment Agreement between the Company and James Murdakes dated April 7, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 5, 2006	By:	/s/ James Murdakes
James Murdakes Chairman and Chief Executive Officer (duly authorized officer)

Dated: May 5, 2006		/s/ Arthur J. Bourgeois
Arthur J. Bourgeois Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX TO FORM 10-Q

Exhibit No.	Description

10.1	Employment Agreement between the Company and Arthur Bourgeois dated March 23, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005).

10.2	Employment Agreement between the Company and James Murdakes dated April 7, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.