Form 10-Q
period 2006-06-30
IMAGE SENSING SYSTEMS INC
filed 2006-08-09
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-26056

Image Sensing Systems, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1519168
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Spruce Tree Centre 1600 University Avenue West St. Paul, MN	55104
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2006
Common Stock, $0.01 par value per share	3,723,704 shares

IMAGE SENSING SYSTEMS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$9,661,000	$9,006,000
Short-term investments	1,800,000	—
Accounts receivable	2,442,000	3,514,000
Finished goods inventory	358,000	312,000
Investment in FHLB bond	2,300,000	2,300,000
Prepaid expenses	162,000	104,000
Deferred income taxes	14,000	14,000

Total current assets	16,737,000	15,250,000

Property and equipment, net	516,000	329,000

Other assets:
Capitalized software development costs, net	33,000	162,000
Goodwill	1,050,000	1,050,000

	1,083,000	1,212,000

Total assets	$18,336,000	$16,791,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$710,000	$398,000
Accrued compensation	325,000	525,000
Income taxes payable	118,000	94,000

Total current liabilites	1,153,000	1,017,000

Deferred income taxes	52,000	52,000

Shareholders’ equity:
Common stock	37,000	37,000
Additional paid-in capital	7,837,000	7,641,000
Retained earnings	9,257,000	8,044,000

	17,131,000	15,722,000

Total liabilities and shareholders’ equity	$18,336,000	$16,791,000

Note:   The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three-Month Periods Ended June 30		Six-Month Periods Ended June 30
	2006	2005	2006	2005
Revenue:
International sales	$898,000	$422,000	$1,311,000	$852,000
Royalties	2,508,000	2,102,000	4,684,000	3,799,000

	3,406,000	2,524,000	5,995,000	4,651,000

Costs of revenue:
Cost of product sold	368,000	148,000	545,000	331,000
Royalties	116,000	90,000	219,000	170,000

	484,000	238,000	764,000	501,000

Gross profit	2,922,000	2,286,000	5,231,000	4,150,000

Operating expenses:
Selling, marketing and product support	792,000	660,000	1,414,000	1,325,000
General and administrative	571,000	386,000	1,133,000	706,000
Research and development	510,000	345,000	992,000	628,000

	1,873,000	1,391,000	3,539,000	2,659,000

Income from operations	1,049,000	895,000	1,692,000	1,491,000

Other income (expense), net	(75,000)	62,000	22,000	106,000

Income before income taxes	974,000	957,000	1,714,000	1,597,000
Income taxes	263,000	347,000	500,000	590,000

Net income	711,000	610,000	$1,214,000	$1,007,000

Basic	$0.19	$0.17	$0.33	$0.28

Diluted	$0.18	$0.16	$0.31	$0.26

Weighted average number of common
shares outstanding:
Basic	3,717,000	3,569,000	3,711,000	3,556,000

Diluted	3,881,000	3,868,000	3,886,000	3,876,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Month Periods Ended June 30
	2006	2005
Operating activities:
Net income	$1,214,000	$1,007,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,000	182,000
Change in operating assets and liabilities	1,240,000	(598,000)

Net cash provided by operating activities	2,649,000	591,000

Investing activities:
Purchase of property and equipment	(253,000)	(93,000)
Purchase of short-term investments	(21,550,000)	(450,000)
Sale of short-term investments	19,750,000	3,000,000

Net cash provided by (used in) investing activities	(2,053,000)	2,457,000

Financing activities:
Proceeds from exercise of stock options	59,000	72,000

Net cash provided by financing activities	59,000	72,000

Increase in cash and cash equivalents	655,000	3,120,000

Cash and cash equivalents, beginning of period	9,006,000	1,262,000

Cash and cash equivalents, end of period	$9,661,000	$4,382,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note B: Investments

Investments, at cost, consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Short-term investments - Auction Rate Securities	$1,800,000	$—
Callable Federal Home Loan Bonds	2,300,000	2,300,000

Total	$4,100,000	$2,300,000

As of June 30, 2006 and December 31, 2005, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

There were purchases of investments of $9.9 million and $21.55 million and sales or maturities of investments of $9.9 million and $19.75 million in the three- and six-month periods ended June 30, 2006, respectively. There were purchases of investments of $450,000 and $-0- and sales or maturities of investments of $-0- and $3 million for the three- and six-month periods ended June 30, 2005, respectively. There were no realized gains or losses related to sales or unrealized gains and losses during the three- and six-month periods ended June 30, 2006 or 2005.

Note C: Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three- and six-month periods ended June 30, 2006 and 2005:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30
	2006	2005	2006	2005
Numerator:
Net income	$711,000	$610,000	$1,214,000	$1,007,000

Denominator:
Shares used in basic net income per share calculation	3,717,000	3,569,000	3,711,000	3,556,000

Effect of diluted securities:
Employee and director stock options	164,000	299,000	175,000	320,000

Shares used in diluted net income per share calculations	3,881,000	3,868,000	3,886,000	3,876,000

Basic net income per share	$.19	$.17	$.33	$.28

Diluted net income per share	$.18	$.16	$.31	$.26

Note D: Stock-based Compensation

Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment(SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense based on their fair value over the requisite service period. We recorded $94,000 and $137,000 of related compensation expense for the three- and six-month periods ended June 30, 2006. The related tax benefit from recording this non-cash expense was approximately $33,000 and $47,000, respectively. The net compensation expense reduced basic and diluted net income per common share by $0.017 and $0.016 and $0.024 and $0.023, respectively, for the three- and six-month periods ended June 30, 2006. As of June 30, 2006, $34,000 of total unrecognized compensation expense related to outstanding stock option awards is expected to be recognized over the balance of 2006.

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to our adoption of SFAS 123(R) have not been restated. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to the comparable three- and six- month periods ended June 30, 2005:

	Three-month period	Six-month period
Net income, as reported in 2005	$610,000	$1,007,000
Add: stock-based consultants’ compensation included in reported net income, net of related tax effects	6,000	23,000
Less: stock-based compensation determined under the fair value method, net of related tax effects	(54,000)	(109,000)
Pro forma net income, assuming fair value method for all stock-based awards	$562,000	$921,000

Net income per common share:
Basic – as reported	$.17	$.28
Diluted – as reported	$.16	$.26

Basic – pro forma	$.16	$.26
Diluted – pro forma	$.15	$.24

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. No options were granted during the three- and six-month periods ended June 30, 2006 and 2005. The following table summarizes stock option activity for 2006:

	Plan Options Available For Grant	Plan Options Outstanding		Non-Plan Options Outstanding	Weighted Average Exercise Price Per Share
		ISO	NSO
Balance at December 31, 2005	281,200	78,400	136,432	42,000	$2.72
Exercised		(1,100)	(3,300)		5.78
Balance at March 31, 2006	281,200	77,300	133,132	42,000	2.45
Exercised		(1,600)	(15,499)		2.01
Balance at June 30, 2006	281,200	75,700	117,633	42,000	$2.72

The Company’s stock options generally vest over three to five years of service and have a contractual life of 10 years. We have 281,200 shares authorized for grant under the 2005 Stock Incentive Plan. The following table summarizes information about the stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30–1.99	86,100	6.1 years	$1.33	86,100	$1.33
2.00–2.99	83,700	3.9 years	2.35	83,700	2.35
3.00–3.99	39,533	6.3 years	3.16	38,333	3.13
7.00–7.93	26,000	6.5 years	7.83	26,000	7.83
	235,333		2.72	234,133	2.71

Note E: Subsequent Event

On August 3, 2006, we entered into a Settlement Agreement, Contract Modification and Mutual Release (the Agreement) with Econolite relating to the action filed by Econolite against us in September 2005. Pursuant to the Agreement, we agreed to pay Econolite (1) $200,000 within ten days of execution of the Agreement and (2) an additional $175,000 in the event that Econolite achieves sales of Autoscope products of $33 million in calendar year 2006. In addition, we agreed to modify the royalty calculation set forth in our Manufacturing, Distributing and Technology License Agreement with Econolite to take into account additional overhead expenses that Econolite incurs. Under the Agreement, beginning as of July 1, 2006, Econolite will calculate and pay royalties to us on Solo Pro products so as to split 50/50 net profit on sales of Solo Pro between Econolite and us. “Net profit on sales” is defined in the Agreement as sales price to the end user less distribution commission (if any) and Solo Pro purchase price plus 15% of purchase price for overhead. Pursuant to an oral agreement we entered into with Econolite in 2003, we were already taking into account in the royalty calculation 10% of purchase price for overhead. Thus, the Amendment in effect increased the percentage of purchase price for overhead by 5%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

Image Sensing Systems, Inc. (referred to in this report as “we,” “us,” “our” and the “Company”) has developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer and have applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows®-based graphical user interface that enables standard video cameras to work with the Autoscope® Wide Area Video Vehicle Detection System.

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

Our success is primarily dependent upon (1) continued governmental funding of “Intelligent Transportation Systems,” such as machine vision for traffic control; (2) our ability, through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers and (3) our ability to develop new machine vision products and applications that enhance the traffic manager’s ability to cost-effectively improve traffic flow and safety.

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

Results of Operations: (Comparison of three- and six- month periods ended June 30, 2006 and 2005)

The following tables sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period to period changes of items in the consolidated statement of income from 2005 to 2006:

For the Quarter	Three-Month Periods Ended June 30		Quarter Over
	2006	2005	Quarter Change
International sales	26.4%	16.7%	112.8%
Royalties	73.6	83.3	19.3
Total revenue	100.0	100.0	34.9
Gross profit - International sales	59.0	64.9	93.4
Gross profit - Royalties	95.4	95.7	18.9
Selling, marketing and product support	23.3	26.1	20.0
General and administrative	16.8	15.3	47.9
Research and development	15.0	13.7	47.8
Income from operations	30.8	35.5	17.2
Other income (expense), net	2.2	2.5	(221.0)
Income taxes	7.7	13.7	(24.2)
Net income	20.9	24.2	16.6

For the First Half	Six-Month Period Ended June 30		Year Over Year
	2006	2005	Change
International sales	21.9%	18.3%	53.9%
Royalties	78.1	81.7	23.3
Total revenue	100.0	100.0	28.9
Gross profit - International sales	58.4	61.2	47.0
Gross profit - Royalties	95.3	95.5	23.0
Selling, marketing and product support	23.6	28.5	6.7
General and administrative	18.9	15.2	60.5
Research and development	16.5	13.5	58.0
Income from operations	28.2	32.1	13.5
Other income (expense), net	0.4	2.3	(79.2)
Income taxes	8.3	12.7	(15.3)
Net income	20.3	21.7	20.6

International sales increased 112.8% for the second quarter of 2006 over the comparable quarter of 2005 and 53.9% for the first half of 2006 over the comparable period of 2005 primarily due to two large sales in the Asian market. Royalty income increased 19.3% for the quarter and 23.3% for the first half over comparable periods in 2005 and reflects the increase in Autoscope product sales by Econolite in the North American market. Effective July 1, 2006, Econolite will calculate royalties payable to us based on the formula set forth in the Settlement Agreement disclosed in Note E to the Financial Statements and Item 5 of Part II of this Form 10-Q. We expect the change in royalty calculation, adding a 5% overhead amount, will reduce royalty income by approximately 1.5% per year compared to the amount that would have been due us under the old formula. However, royalties to the University of Minnesota ceased on July 11, 2006 as the patent we were licensing from the University expired. Accordingly, the only costs charged against revenue subsequent to July 11, 2006 will be the cost of products sold. We expect that the elimination of royalties payable to the University of Minnesota will more than offset the reduction in royalty income from Econolite.

Gross profit improvements for both international sales and royalties are due to the increases in sales in these markets. The gross profit margin on international sales decreased to 59.0% in the second quarter of 2006 from 64.9% in the second quarter of 2005 and to 58.4% in the first half of 2006 from 61.2% in the first half of 2005 due to the change in mix of international sales. We had a larger percentage of international sales to distributors, with lower margins than sales directly to end users, in 2006 than in 2005.

Operating expenses increased 34.7% and 33.1%, respectively, in the second quarter and first half of 2006 over the comparable periods in 2005 primarily due to added staff in each category of operating expense along with related payroll taxes, benefits and infrastructure to support the added staff. Secondary reasons for the increases were added legal, audit and outside technical consulting fees in both the second quarter and first half of 2006 compared to 2005 and expensing of options in accordance with SFAS 123(R) in 2006. Income from operations increased 17.2% and 13.5% in the second quarter and first half of 2006, respectively, over comparable periods in 2005 due to increased revenue and gross profit which exceeded the increases in operating expenses.

Other income (expense) for the second quarter and first half of 2006 decreased 221.0% and 79.2%, respectively, from the comparable periods in 2005 primarily due to the Econolite settlement, which was offset in part by increased interest income resulting from higher interest rates along with more funds invested in interest bearing securities. Income taxes decreased in the second quarter and first half of 2006 compared to 2005 primarily due to the absence of income taxes on earnings in Asia where we are utilizing an operating loss carryforward.

Net income for the second quarter was $711,000, an increase of 16.6% over the comparable quarter of 2005 and $1,214,000 for the first half of 2006, an increase of 20.6% over the comparable period of 2005, due to the factors discussed above.

Liquidity and Capital Resources:

At June 30, 2006, we had $9,661,000 in cash and cash equivalents, compared to $9,006,000 at December 31, 2005.

Net cash provided by operating activities was $2,649,000 in the first half of 2006, compared to $591,000 in 2005. The primary reasons for the increase was that we received unusually large royalty payments in the first part of 2006 on accounts receivable from Econolite for sales they made in the fourth quarter of 2005, net income increased by $207,000 over 2005 and we had more non-cash charges to operations, primarily stock option expense, in the first half of 2006 than the first half of 2005. We invested $1,800,000 of the cash generated from operating activities in short-term tax-exempt bonds and $253,000 in equipment. The excess, $655,000, was invested in cash equivalents.

We have a credit agreement that provides up to $1,000,000 in short-term borrowings at the prime rate (effective rate of 8.25% at June 30, 2006), expiring May 31, 2008. Loans would be secured by inventories, accounts receivable and equipment and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2006 or 2005.

We believe that cash and cash equivalents on hand at June 30, 2006, our $1,000,000 revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended (the Exchange Act). Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	dependence on a single product for most of our revenue;
•	budget constraints by governmental entities that purchase our products;
•	continuing ability of our licensee to pay royalties owed;

•	dependence on third parties for manufacturing and marketing our products;
•	dependence on single-source suppliers to meet manufacturing needs;
•	failure to secure adequate protection for our intellectual property rights;
•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in July 2006;
•	our inability to develop new applications and product enhancements;
•	our inability to respond to low-cost local competitors in Asia;
•	our inability to properly manage growth in revenue and/or production requirements;
•	our inability to retain key scientific and technical personnel;
•	our inability to achieve and maintain effective internal controls;
•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and
•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

On September 15, 2005, Econolite, our exclusive North American manufacturer and distributor, filed a complaint against us in the United States District Court for the Central District of California. Econolite asserted claims for breach of contract and unjust enrichment and claimed damages of at least $684,000. Econolite’s claims were based on its theory that it had overpaid royalties due to us under our agreement with Econolite and that it is entitled to take into account higher costs it had incurred. On August 3, 2006, we settled the above referenced dispute with Econolite. A description of the Settlement Agreement, Contract Modification and Mutual Release is set forth under Item 5 below and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 17, 2006, in St. Paul, Minnesota. We solicited proxies and filed our definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Matters voted on at the meeting were as follows:

1.	Election of directors:

Director	For	Withhold Authority

Richard P. Braun	3,283,300	105,107
Michael G. Eleftheriou	3,382,627	5,780
Richard Magnuson	3,191,854	196,553
Panos G. Michalopoulos	3,135,522	252,885
James Murdakes	3,074,147	314,260

2.	Approval of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2006:

For	Against	Abstain

3,388,257	150	0

Item 5.	Other Information

On August 3, 2006, we entered into a Settlement Agreement, Contract Modification and Mutual Release (the Agreement) with Econolite relating the action filed by Econolite against us in the United States District Court for the Central District of California (the Litigation). Pursuant to the

Agreement, we agreed to pay Econolite (1) $200,000 within ten days of execution of the Agreement and (2) an additional $175,000 in the event that Econolite achieves sales of Autoscope products of $33 million in calendar year 2006. In addition, we agreed to modify the royalty calculation set forth in our Manufacturing, Distributing and Technology License Agreement with Econolite (as amended to date, the Econolite Agreement) to take into account additional overhead expenses that Econolite incurs. Under the Agreement, beginning as of July 1, 2006, Econolite will calculate and pay royalties to us on Solo Pro products so as to split 50/50 net profit on sales of Solo Pro between Econolite and us. “Net profit on sales” is defined in the Agreement as sales price to the end user less distribution commission (if any) and Solo Pro purchase price plus 15% of purchase price for overhead. Pursuant to an oral agreement we entered into with Econolite in 2003, we were already taking into account in the royalty calculation 10% of purchase price for overhead. Thus, the Amendment in effect increased the percentage of purchase price for overhead by 5%. The modified royalty calculation will apply to future generations of Solo Pro products for the remaining term of the Econolite Agreement, unless material changes occur in the manufacturing process, in which case the parties agree to re-negotiate the royalty calculation.

Pursuant to the Agreement, Econolite agreed to dismiss with prejudice all claims asserted by it against us in the Litigation within 10 days of receiving our $200,000 payment described above. In addition, we each agreed to release the other party from any and all claims that arise out of the transactions or events described in or forming the basis for the Litigation.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2006.

Exhibit

Number	Description

10.1	Settlement Agreement, Contract Modification and Mutual Release by and between the Company and Econolite Control Products, Inc. entered into on August 3, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.
Dated: August 9, 2006	By:	/s/ James Murdakes
James Murdakes Chairman and Chief Executive Officer (duly authorized officer)

Dated: August 9, 2006	By:	/s/ Arthur J. Bourgeois
Arthur J. Bourgeois Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX TO FORM 10-Q

Exhibit No.	Description

10.1	Settlement Agreement, Contract Modification and Mutual Release by and between the Company and Econolite Control Products, Inc. entered into on August 3, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.