Form 10-Q
period 2006-09-30
IMAGE SENSING SYSTEMS INC
filed 2006-11-07
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2006
Common Stock, $0.01 par value per share	3,737,504 shares

IMAGE SENSING SYSTEMS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IMAGE SENSING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$10,816,000	$9,006,000
Short-term investments	1,800,000	—
Accounts receivable	2,247,000	3,514,000
Finished goods inventory	432,000	312,000
Investment in FHLB bond	2,300,000	2,300,000
Prepaid expenses	168,000	104,000
Deferred income taxes	14,000	14,000
Total current assets	17,777,000	15,250,000

Property and equipment, net	540,000	329,000

Other assets:
Capitalized software development costs, net	—	162,000
Goodwill	1,050,000	1,050,000
	1,050,000	1,212,000

Total assets	$19,367,000	$16,791,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$472,000	$398,000
Accrued compensation	733,000	525,000
Income taxes payable	186,000	94,000
Total current liabilites	1,391,000	1,017,000

Deferred income taxes	52,000	52,000

Shareholders’ equity:
Common stock	37,000	37,000
Additional paid-in capital	7,900,000	7,641,000
Retained earnings	9,987,000	8,044,000
	17,924,000	15,722,000

Total liabilities and shareholders’ equity	$19,367,000	$16,791,000

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes

IMAGE SENSING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three-Month Periods Ended September 30		Nine-Month Periods Ended September 30
	2006	2005	2006	2005
Revenue:
International sales	$398,000	$794,000	$1,709,000	$1,646,000
Royalties	2,598,000	2,669,000	7,282,000	6,468,000
	2,996,000	3,463,000	8,991,000	8,114,000

Costs of revenue:
Cost of product sold	208,000	322,000	753,000	653,000
Royalties	1,000	118,000	220,000	288,000
	209,000	440,000	973,000	941,000
Gross profit	2,787,000	3,023,000	8,018,000	7,173,000

Operating expenses:
Selling, marketing and product support	681,000	480,000	2,095,000	1,805,000
General and administrative	416,000	365,000	1,549,000	1,071,000
Research and development	590,000	523,000	1,582,000	1,151,000
	1,687,000	1,368,000	5,226,000	4,027,000
Income from operations	1,100,000	1,655,000	2,792,000	3,146,000

Other income (expense), net	(42,000)	66,000	(20,000)	172,000
Income before income taxes	1,058,000	1,721,000	2,772,000	3,318,000
Income taxes	327,000	576,000	827,000	1,166,000
Net income	$731,000	$1,145,000	$1,945,000	$2,152,000

Net income per common share:
Basic	$0.20	$0.32	$0.52	$0.60
Diluted	$0.19	$0.30	$0.50	$0.56

Weighted average number of common
shares outstanding:
Basic	3,733,000	3,625,000	3,718,000	3,576,000
Diluted	3,887,000	3,851,000	3,887,000	3,865,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-Month Periods Ended September 30
	2006	2005
Operating activities:
Net income	$1,945,000	$2,152,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,000	275,000
Change in operating assets and liabilities	1,620,000	(1,276,000)
Net cash provided by operating activities	3,842,000	1,151,000

Investing activities:
Purchase of property and equipment	(325,000)	(199,000)
Purchase of short-term investments	(35,550,000)	3,250,000
Sale of short-term investments	33,750,000	—
Net cash (used in) provided by investing activities	(2,125,000)	3,051,000

Financing activities:
Proceeds from exercise of stock options	93,000	438,000
Net cash provided by financing activities	93,000	438,000

Increase in cash and cash equivalents	1,810,000	4,640,000

Cash and cash equivalents, beginning of period	9,006,000	1,262,000
Cash and cash equivalents, end of period	$10,816,000	$5,902,000

See accompanying notes

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (“we,” “us,” “our,” and “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note B: Investments

Investments consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Short-term investments - Auction Rate Securities	$1,800,000	$—
Callable Federal Home Loan Bonds	2,300,000	2,300,000

Total	$4,100,000	$2,300,000

As of September 30, 2006 and December 31, 2005, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

There were purchases of investments of $14.0 million and $35.55 million and sales or maturities of investments of $14.0 million and $33.75 million in the three- and nine-month periods ended September 30, 2006, respectively. There were no realized gains or losses related to sales or unrealized gains and losses during the three- and nine-month periods ended September 30, 2006 or 2005.

Note C: Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30
	2006	2005	2006	2005
Numerator: Net income	$731,000	$1,145,000	$1,945,000	$2,152,000

Denominator: Shares used in basic net income per share calculation	3,733,000	3,625,000	3,718,000	3,576,000

Effect of diluted securities: Employee and director stock options	154,000	226,000	169,000	289,000

Shares used in diluted net income per share calculations	3,887,000	3,851,000	3,887,000	3,865,000

Basic net income per share	$.20	$.32	$.52	$.60

Diluted net income per share	$.19	$.30	$.50	$.56

Note D: Stock-based Compensation

Commencing January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense based on their fair value over the requisite service period. We recorded $29,000 and $166,000 of related compensation expense for the three- and nine-month periods ended September 30, 2006. The related tax benefit from recording this non-cash expense was approximately $10,000 and $56,000, respectively. The net compensation expense reduced basic and diluted net income per common share by $0.005 for the three-month period ended September 30, 2006 and $0.03 for the nine-month period then ended. As of September 30, 2006, $5,000 of total unrecognized compensation expense related to outstanding stock option awards is expected to be recognized over the balance of 2006.

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to our adoption of SFAS 123(R) have not been restated. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to the comparable three- and nine- month periods ended September 30, 2005:

	Three-month period	Nine-month period
Net income, as reported in 2005	$1,145,000	$2,152,000
Add: stock-based compensation included in reported net income, net of related tax effects	11,000	33,000
Less: stock-based compensation determined under the fair value method, net of related tax effects	(51,000)	(160,000)
Pro forma net income, assuming fair value method for all stock-based awards	$1,105,000	$2,025,000

Net income per common share:
Basic – as reported	$.32	$.60
Diluted – as reported	$.30	$.56

Basic – pro forma	$.30	$.57
Diluted – pro forma	$.29	$.52

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. No options were granted during the three- and nine-month periods ended September 30, 2006 and 2005. The following table summarizes stock option activity for 2006:

	Plan Options Available For Grant	Plan Options Outstanding		Non-Plan Options Outstanding	Weighted Average Exercise Price Per Share
		Incentive Stock Options	Non- Incentive Stock Options
Balance at December 31, 2005	281,200	78,400	136,432	42,000	$2.72
Exercised		(1,100)	(3,300)		5.78
Balance at March 31, 2006	281,200	77,300	133,132	42,000	2.45
Exercised		(1,600)	(15,499)		2.01
Balance at June 30, 2006	281,200	75,700	117,633	42,000	2.72
Exercised		(4,000)	(10,000)		2.05
Balance at September 30, 2006	281,200	71,700	107,633	42,000	2.76

The Company’s stock options generally vest over three to five years of service and have a contractual life of 10 years. We have 281,200 shares authorized for grant under the 2005 Stock Incentive Plan. The following table summarizes information about the stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30–1.99	82,100	5.8 years	$1.33	82,100	$1.33
2.00–2.99	73,700	3.4 years	2.35	73,700	2.35
3.00–3.99	39,533	6.0 years	3.16	38,333	3.13
7.00–7.93	26,000	6.2 years	7.83	26,000	7.83
	221,333		2.76	220,133	2.76

Note E: Settlement Agreement

On August 3, 2006, we entered into a Settlement Agreement, Contract Modification and Mutual Release (the Agreement) with Econolite Control Products, Inc. (Econolite) relating to the action filed by Econolite against us in September 2005. Pursuant to the Agreement, we agreed to pay Econolite (1) $200,000 within ten days of execution of the Agreement and (2) an additional $175,000 in the event that Econolite achieves sales of Autoscope products of $33 million in calendar year 2006. In addition, we agreed to modify the royalty calculation set forth in our Manufacturing, Distributing and Technology License Agreement with Econolite to take into account additional overhead expenses that Econolite incurs. Under the Agreement, beginning as of July 1, 2006, Econolite will calculate and pay royalties to us on Solo Pro products so as to split 50/50 net profit on sales of Solo Pro between Econolite and us. “Net profit on sales” is defined in the Agreement as sales price to the end user less distribution commission (if any) and Solo Pro purchase price plus 15% of purchase price for overhead. Pursuant to an oral agreement we entered into with Econolite in 2003, we were already taking into account in the royalty calculation 10% of purchase price for overhead. Thus, the Amendment in effect increased the percentage of purchase price for overhead by 5%. We paid Econolite $200,000 in August as part of the Agreement and expect to pay $175,000 in January 2007. We accrued $200,000 as a charge to Other Income (Expense), Net in the second quarter and accrued an additional $175,000 in the third quarter as we believe it is more likely than not that Econolite will reach $33 million in sales of Autoscope products in calendar year 2006.

Note F: New Accounting Pronouncements:

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the new standard to materially affect our financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the new standard to materially affect our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

Image Sensing Systems, Inc. (referred to in this report as “we,” “us,” “our” and the “Company”) has developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer and has applied it to traffic management problems. Our technology uses standard video and computer equipment, combined with proprietary technology, including complex detection algorithms, computer software, special purpose hardware, and a Microsoft Windows®-based graphical user interface that enables standard video cameras to work with the Autoscope® Wide Area Video Vehicle Detection System.

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

Results of Operations: (Comparison of three- and nine- month periods ended September 30, 2006 and 2005)

The following tables sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period to period changes of items in the consolidated statement of income from 2005 to 2006:

For the Quarter	Three-Month Periods Ended September 30		Quarter Over Quarter Change
	2006	2005
International sales	13.3%	22.9%	(49.9)%
Royalties	86.7	77.1	(2.7)
Total revenue	100.0	100.0	(13.5)
Gross profit - International sales	47.7	59.4	(59.7)
Gross profit - Royalties	100.0	95.6	1.8
Selling, marketing and product support	22.7	13.9	41.9
General and administrative	13.9	10.5	14.0
Research and development	19.7	15.1	12.8
Income from operations	36.7	47.8	(33.5)
Other income (expense), net	(1.4)	1.9	(163.6)
Income taxes	10.9	16.6	(43.2)
Net income	24.4	33.1	(36.2)

For the Nine-Months	Nine-Month Periods Ended September 30		Year Over Year Change
	2006	2005
International sales	19.0%	20.3%	3.8%
Royalties	81.0	79.7	12.6
Total revenue	100.0	100.0	10.8
Gross profit - International sales	55.9	60.3	(3.7)
Gross profit - Royalties	97.0	95.5	14.3
Selling, marketing and product support	23.3	22.2	16.1
General and administrative	17.2	13.2	44.6
Research and development	17.6	14.2	37.4
Income from operations	31.1	38.8	(11.3)
Other income (expense), net	(0.2)	2.1	(111.6)
Income taxes	9.2	14.4	(29.1)
Net income	21.6	26.5	(9.6)

International sales decreased 49.9% for the third quarter of 2006 from the comparable quarter of 2005 and increased 3.8% for the first nine months of 2006 over the comparable period of 2005. The decrease for the quarter was due primarily to the lack of large orders compared to what we experienced in 2005, while the increase for the nine months was primarily due to two large sales in the Asian market in the second quarter. Royalty income decreased 2.7% for the quarter and increased 12.6% for the first nine months over comparable periods in 2005. The decrease for the quarter was due primarily to the new method of calculating royalty under the Settlement Agreement with Econolite. The increase for the nine months reflects the increase in Autoscope product sales by Econolite in the North American market. Effective July 1, 2006, Econolite calculates royalties payable to us based on the formula set forth in the Settlement Agreement reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We expect the change in royalty calculation, adding a 5% overhead amount, will reduce royalty income by approximately 1.5% per year compared to the amount that would have been due us under the old formula. However, royalties to the University of Minnesota ceased on July 11, 2006 when the patent we were licensing from the University expired. Accordingly, the only costs charged against revenue subsequent to July 11, 2006 will be the cost of products sold. We expect that the elimination of royalties payable to University of Minnesota will more than offset the reduction in royalty income from Econolite.

Gross profit decreased in the third quarter primarily due to the decrease in international sales compared to 2005, while gross profit increased in the first nine months of 2006 due to increased royalties and international sales compared to 2005. The gross profit margin on international sales decreased to 47.7% in the third quarter of 2006 from 59.4% in the third quarter of 2005 and to 55.9% in the first nine months of 2006 from 60.3% in the first nine months of 2005 due to the change in mix of international sales. We had a larger percentage of international sales to distributors, with lower margins than sales directly to end users, in 2006 than in 2005.

Operating expenses increased 23.3% and 29.8%, respectively, in the third quarter and first nine months of 2006 over the comparable periods in 2005 primarily due to added staff in each category of operating expense along with related payroll taxes, benefits and infrastructure to support the added staff. Secondary reasons for the increases were added legal, audit and outside technical consulting fees in both the second quarter and first half of 2006 compared to 2005 and expensing of options in accordance with SFAS 123(R) in 2006. Income from operations decreased 33.5% and 11.3% in the third quarter and first nine months of 2006, respectively, over comparable periods in 2005 due to the factors discussed above.

Other income (expense) for the third quarter and first nine months of 2006 decreased 163.6% and 111.6%, respectively, from the comparable periods in 2005 due to the Econolite settlement, which was offset in part by increased interest income resulting from higher interest rates along with more funds invested in interest bearing securities.

Income taxes decreased in the third quarter and first nine months of 2006 compared to 2005 primarily due to the decrease in pretax earnings. The effective tax rate was 31% in the third quarter of 2006 compared to 33% in the third quarter of 2005, while the rate for the nine months decreased to 30% from 35% for the comparable period in 2005. The decrease in the effective tax rate was due to the decrease in losses of our Flow Traffic subsidiary in 2006 compared to 2005, which losses provide no tax benefit.

Net income for the third quarter was $731,000, a decrease of 36.2% from the comparable quarter of 2005 and $1,945,000 for the first nine months of 2006, a decrease of 9.6% from the comparable period of 2005, due to the factors discussed above.

Liquidity and Capital Resources:

At September 30, 2006, we had $10,816,000 in cash and cash equivalents, compared to $9,006,000 at December 31, 2005.

Net cash provided by operating activities was $3,842,000 in the first nine months of 2006, compared to $1,151,000 in 2005. The primary reasons for the increase was that we received unusually large royalty payments in the first part of 2006 on accounts receivable from Econolite for sales they made in the fourth quarter of 2005 and we had more non-cash charges to operations, primarily stock option expense, in the first nine months of 2006 than the first nine months of 2005. The increase was reduced somewhat as net income decreased by $207,000 from 2005. We invested $1,800,000 of the cash generated from operating activities in short-term tax-exempt securities, $325,000 in equipment and the excess in cash equivalents.

We have a credit agreement that provides up to $1,000,000 in short-term borrowings at the prime rate (effective rate of 8.25% at September 30, 2006), expiring May 31, 2008. Loans would be secured by inventories, accounts receivable and equipment and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2006 or 2005.

We believe that cash and cash equivalents on hand at September 30, 2006, our $1,000,000 revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended (the Exchange Act). Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products;

•	continuing ability of our licensee to pay royalties owed;

•	dependence on third parties to market our products in North America and Latin America;

•	dependence on third parties in foreign countries to manufacture our products for sales in Europe and Asia;

•	dependence on single-source suppliers to meet manufacturing needs;

•	failure to secure adequate protection for our intellectual property rights;

•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in July 2006;

•	our inability to develop new applications and product enhancements;

•	our inability to respond to low-cost local competitors;

•	our inability to properly manage growth in revenue and/or production requirements;

•	our inability to retain key scientific and technical personnel;

•	our inability to achieve and maintain effective internal controls;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

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

On September 15, 2005, Econolite, our exclusive North American manufacturer and distributor, filed a complaint against us in the United States District Court for the Central District of California. Econolite asserted claims for breach of contract and unjust enrichment and claimed damages of at least $684,000. Econolite’s claims were based on its theory that it had overpaid royalties due to us under our agreement with Econolite and that it is entitled to take into account higher costs it had incurred. On August 3, 2006, we settled the above referenced dispute with Econolite. A description of the Settlement Agreement, Contract Modification and Mutual Release is set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and under Note E to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2006.

Exhibit

Number	Description

10.1

Summary of Director Compensation for Image Sensing Systems, Inc., effective as of September 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006).

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

Image Sensing Systems, Inc.

By:
Dated: November 7, 2006	/s/ James Murdakes
James Murdakes Chairman and Chief Executive Officer (duly authorized officer)

Dated: November 7, 2006	/s/ Arthur J. Bourgeois
Arthur J. Bourgeois Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX TO FORM 10-Q

Exhibit No.	Description

10.1

Summary of Director Compensation for Image Sensing Systems, Inc., effective as of September 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006).

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