Form 10-K
period 2006-12-31
IMAGE SENSING SYSTEMS INC
filed 2007-03-29
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-26056

Image Sensing Systems, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1519168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Spruce Tree Centre, 1600 University Avenue West, St. Paul, MN	55104
(Address of principal executive offices)	(Zip Code)

(651) 603-7700
(Registrant’s telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Capital Market

          Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

          Yes ☐     No ☒

          As of March 8, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $61,933,957 based on the closing sale price as reported on The NASDAQ Capital Market.

          The number of shares outstanding of the registrant’s $0.01 par value common stock as of March 8, 2007 was 3,777,004 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2007 (Proxy Statement)	Part III

PART I

Item 1.	Business

          Image Sensing Systems, Inc. (referred to in this report as “we,” “us,” “our” and the “Company”) develops and markets video image processing products for use in traffic applications such as intersection control, highway, bridge and tunnel traffic management and traffic data collection. We use video image processing technology, which captures video images and analyzes the captured images through the use of sophisticated algorithms and computer software resident on special purpose hardware. Machine vision technology uses video cameras to emulate the function of the human eye and is used in a variety of applications such as industrial quality control, manufacturing automation, health care, robotic guidance and defense. We use a proprietary version of machine vision technology using commercially available components and video cameras along with our video image processing technology to create the Company’s core family of products, the Autoscope® Video Vehicle Detection System.

          The Autoscope system converts video images of a traffic scene into traffic information and data that may be transmitted to local or remote locations for real-time traffic management and control. The Autoscope system is modular and expandable and provides information to a variety of applications in traffic control data collection. The system can also be used by traffic managers for research and other applications, such as transportation security and surveillance, and ultimately can help improve traffic flow and safety and reduce travel time, traffic accidents, delays, congestion, air pollution and fuel consumption and can improve roadway planning and cost efficiencies in traffic management and control. Products are sold globally to city, county, state, federal and private transportation professionals.

          We sell the Autoscope system in North America, the Caribbean and Latin America through a long-term agreement with Econolite Control Products Inc. (Econolite). In Europe, we sell the Autoscope system through our wholly-owned subsidiaries, Image Sensing Systems Europe Ltd. (ISS/Europe) and Image Sensing Systems Europe Limited SP.Z.O.O (ISS/Poland). In Asia, we sell the Autoscope system through our wholly-owned subsidiary, Flow Traffic Ltd. (Flow Traffic).

History

          We were incorporated in the state of Minnesota in December 1984 and began operations by pioneering the commercial application of wide-area video vehicle detection for traffic management. The technology underlying the Autoscope system was initially developed at the University of Minnesota under the direction of the Company’s founder, Dr. Panos Michalopoulos, a professor at the University. In 1989, the University was awarded a patent for that technology. In 1991, the University awarded us an exclusive license of the technology. In 1991, we granted a sub-license to Econolite, a leading manufacturer and seller of traffic control products in North America, to manufacture and distribute the licensed technology. In 1995, we raised $3.9 million in a public offering of 990,000 shares of common stock. Some of the proceeds of the public offering were used to advance the technology of our products and to expand our distribution network to Europe and Asia. In 1999, we acquired 60% ownership of Flow Traffic Ltd., a distributor of traffic products in Asia, located in Hong Kong. In 2002, we acquired the remaining 40% ownership of Flow Traffic. In 2004, we formed a wholly-owned subsidiary, Image Sensing Systems Europe Ltd. with offices in the United Kingdom and Spain. In 2005, we formed a wholly-owned subsidiary, Image Sensing Systems Europe Limited SP.Z.O.O. in Poland.

Industry Background

          Automated vehicle detection for traffic management and control has traditionally been performed using inductive wire loops buried in the pavement. Typically, the road surfaces are saw-cut with a specific shaped cut; specified metallic wires are bent into the same shape as the saw-cut and placed into the saw-cut with a sealant material subsequently covering up the saw-cut opening. However, in-pavement loop detectors are costly to install and difficult to maintain, are destructive to road surfaces and are not capable of wide-area vehicle detection without the use of many loops. By contrast, the Autoscope system is easier to install and maintain than loop detectors, is non-destructive to road surfaces and is capable of wide-area vehicle detection with a single camera, thus enabling one camera to do the work of many loops. The Autoscope system’s range of applications and its ability to support new applications for advanced technology solutions to traffic management problems make it superior to the in-pavement loop detectors.

Strategy

          Our strategy is to remain a global leader in machine vision technology for advanced traffic management while continuing to improve profitability and provide value for our customers. To achieve our objectives, we will continue to develop new hardware and software products and applications for use by traffic managers worldwide in order to improve traffic flow, traffic safety and roadway planning, and to reduce travel time, traffic accidents, delays, congestion, air pollution and fuel consumption and ultimately provide increased cost efficiencies in traffic management and control. We will continue efforts to (1) expand and improve our distribution network in other parts of Europe and Asia-Pacific that can grow our market base; (2) seek out partners within the industry that bring synergistic technologies to our current products and markets; and (3) seek out partners outside of the traffic management industry that leverage our technology that can result in profitable business.

The Autoscope System

          In the Autoscope system, a camera is used to view the roadway traffic scene. The camera video is input to a special purpose computer called the Autoscope machine vision processor (MVP). A monitor displays the camera’s field-of-view and, using software provided with the Autoscope system, the user defines the detection zones using a computer mouse. Configuring the detection zones allows the user to specify where and what type of traffic data needs to be collected. Numerous detection zones can be programmed per camera. These detection zones are then stored in the memory of the Autoscope MVP, which analyzes the camera view in real-time and extracts the required traffic data. A single Autoscope unit can be configured to include numerous detection zones.

          The Autoscope system is capable of measuring traffic data such as: vehicle presence, counts, speed and length, time occupancy (percent of time the detection zone is occupied), average headway (time interval between vehicles), flow rate (vehicles per hour per lane) and more. The Autoscope system output can be routed to the intersection signal controller which actuates the traffic light. In tunnel safety applications, the Autoscope system can provide alerts to operators upon detecting stopped, wrong direction or slow moving vehicles and upon detecting pedestrians, debris or smoke. The traffic data and alerts may also be transmitted to another host computer via public dial-up telephone lines, private twisted-pair copper wires, fiber optic network or various wireless communications media. Typically, the data is transmitted to a central computer at a traffic management center (TMC). If desired, video can also be transmitted to the same destination as the data. Data from the Autoscope system can be processed in real-time to manage traffic and stored for later analysis for traffic planning purposes.

Current Products

          The original Autoscope 2002 system was introduced in 1989 and was based on an industrial computer. Since that time, we have developed a number of Autoscope products, which currently include: Autoscope Solo® Pro, Autoscope RackVision™, Autoscope RackVision™ System 1,4 &16, Autoscope 2020™ , Autoscope Atlas™ Junction Detection System (JDS), Autoscope Solo Terra™ and Autoscope RackVision Terra™. We also supply the Autoscope® Image Sensor Camera (AIS Camera™) for use with our Autoscope MVP products.

          All systems come with the latest Autoscope Software Suite which provides a robust communications server and applications software for configuring, monitoring and maintaining small to large system installations. The applications software graphical user interface (GUI) is currently available in 15 languages, which is vital to many of our markets where English may not be used by those who use our products. A Translation Kit is available to translate the GUI into further local languages as may be necessary or desired.

          The Autoscope Solo Pro is a smart camera consisting of an integrated color zoom camera and MVP contained in one compact housing unit. The Solo Pro provides the best performance of our product line due to the guaranteed, high-quality video resulting from the integration of camera and processor. The Autoscope RackVision, introduced in 2003, and Autoscope 2020 were developed to allow customers to use standard video cameras with Autoscope technology. The Autoscope RackVision processes one camera, while the Autoscope 2020 processes up to four cameras. The AIS Camera is our stand-alone specialized camera that promotes optimal use of the Autoscope RackVision products and the Autoscope 2020.

          The Autoscope RackVision System 4 and 16 products were introduced in 2004 to provide a turn-key solution, primarily for our Asian market, to process up to four and 16 cameras, respectively. The Autoscope RackVision System 1 was developed in 2004 specifically for highway projects in Korea. The Autoscope Atlas JDS is a single board, two-camera MVP for processing two cameras which was developed in 2004 to provide a cost-effective solution for intersection control in Europe. All our products are designed to meet both United States Federal Communications Commission and European regulatory standards.

          The Autoscope Terra product line was developed in 2006 and includes enhancements to provide broadband connections, streaming digital video, internet web browser maintenance and three times the processing power of the previous Autoscope systems.

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

Product Development

          We continually work on product development and enhancements that expand our applications, reduce costs, improve performance, make the product more user-friendly and provide other beneficial features to the user. In 2006, we again increased our research and development investment by adding and enhancing features we believe will give us competitive advantages and meet customer needs for new applications. A new version of our software, containing the enhancements made in 2006, is expected to be released in the first half of 2007. For competitive reasons, we do not disclose the technical details of new development and enhancement efforts.

Manufacturing

          We currently have the Autoscope family of products for sale in North America manufactured through agreements with Econolite and Wireless Technology, Inc. (WTI). In 1991, we appointed Econolite as our exclusive licensee to manufacture the Autoscope system and related technology and to sell the products in North America, the Caribbean and Latin America (see “Sales and Marketing” below). In 2002, we granted WTI a non-transferable license to use any of our intellectual property as needed to manufacture Autoscope Solo Pro and AIS camera products for our and Econolite’s use. WTI has no right, title or interest in or to our intellectual property other than the foregoing limited license, nor does WTI have the right or authority to sublicense our intellectual property. Our manufacturers overseas have no right, title or interest in our intellectual property other than our permission to use the documents we provide to manufacture products for us as directed by us. Econolite provides a two-year warranty on the current Autoscope system and must provide all service required under this warranty. WTI provides a two-year warranty to us on the Autoscope Solo Pro and AIS camera products it manufactures. The terms of the warranties vary for overseas manufacturers.

Sales and Marketing

          We market and sell our products globally to customers. As of December 31, 2006, we had supplied Autoscope systems for over 50,000 cameras worldwide in more than 55 countries. Together, we and our partners offer a combination of high-performance video detection technology and experienced local support.

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

          We have granted Econolite an exclusive right to market and distribute the Autoscope system and related technology which it manufactures (see “Manufacturing” above) in North America, the Caribbean and Latin America. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from its sales of the Autoscope system. Royalty income from Econolite comprised 77% of our revenue in 2006, 78% in 2005 and 69% in 2004. We cooperate and share in the marketing of Autoscope products with Econolite for North America, the Caribbean and Latin America and provide second tier technical support.

          We may terminate our agreement with Econolite if it does not meet minimum annual sales level or Econolite fails to make payments as required by the agreement. The initial term of the agreement was 15 years, ending in 2006, and was automatically renewable thereafter for additional one-year periods unless terminated by either party upon 60 days’ notice prior to the end of the initial term or any extension term. In 2001, we signed a five-year extension of our agreement with Econolite, thereby extending its original term to 2011.

          We market the Autoscope system to a network of distributors covering countries in Europe and the Middle East through our wholly-owned subsidiaries, Image Sensing Systems Europe Ltd. and Image Sensing Systems Europe Limited SP.Z.O.O., and in Asia through our wholly-owned Asian subsidiary, Flow Traffic Ltd. Technical support to these distributors is provided by Autoscope experts residing in Europe and Asia, with second tier support provided from our corporate headquarters in St. Paul, Minnesota.

Competition

          We are aware of several companies that develop, manufacture and sell traffic management devices using machine vision technology or other advanced technology. Among the companies that provide direct competition to the Autoscope system worldwide are Traficon N.V., Quixote Corporation, Iteris, Inc. and Citilog S.A. They all have working installations of their machine vision systems in the United States and other parts of the world. To our knowledge, however, these companies do not have as many installations as we have. In addition, there are local companies providing direct competition in specific markets such as Korea, China and Japan. We are aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for Autoscope systems.

          Other potential competitors of which we are aware include Siemens AG, Cognex Corp., Matsushita Electric Industrial Co., Ltd. (Panasonic), Sumitomo Corporation, Omron Electronics LLC and 3M Corp., which are companies that have machine vision capabilities and have substantially more financial, technological, marketing, personnel and research and development resources than we have. We estimate that more than 90% of the detector systems currently in use in the United States use competing in-pavement loop detectors. Other technologies that compete with video and loops for traffic sensing are radar, laser, infrared and acoustics.

Suppliers

          The hardware components incorporated into Autoscope products are standard electronics components that are available from multiple sources. To date, our current manufacturers of these components have met our quality and performance expectations. However, we believe alternative component vendors are available should the necessity arise. Nevertheless, shortages of parts or the need to change vendors could hinder our ability to manufacture our products, which could, in turn, decrease our revenues and harm our business.

          Additionally, our manufacturing and component suppliers responded to comply with the European directive on the restriction of the use of certain hazardous substances (RoHS) in electrical and electronic equipment. Shortages of compliant parts, the need to change vendors or difficulties in the new manufacturing processes required could hinder the ability of our selected overseas suppliers to manufacture our products on time, which could, in turn, decrease our revenues and harm our business.

Backlog

          Our backlog of unfulfilled firm orders from distributors was not material as of December 31, 2006. Terms of agreements between distributors of our products and government contractors and other customers generally provide for cancellation or rescheduling of delivery in the case of backlogs. A backlog in our orders as of a particular date may not be a relevant factor in predicting our future revenue.

Intellectual Property

          We entered into a license agreement with the University of Minnesota (the University) in 1991. Under the agreement, we were granted an exclusive, worldwide license, with a right to grant sublicenses, to make, have made, use, sell and lease any product that incorporates knowledge, information, know-how, software and devices, whether patentable or not, in the possession of the University and related to a video vehicle detection system developed by the University, solely or jointly with us, including certain improvements made to this technology.

          The expiration of the University of Minnesota patent in July 2006 made the University technology available to the public and allows competing businesses to take advantage of this availability to design, manufacture and sell a product which competes with our Autoscope product, which in turn could adversely affect our revenues and profits. However, since 1991, we have extensively added to our product design, to include our own intellectual property independent of the University technology, and we have made extensive moderations and revisions to the University technology. Furthermore, flaws in the original licensed technology required us to develop our own techniques in order to make the technology commercially feasible. Consequently, we do not foresee the expiration of the University patent as an immediate threat to our business.

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

          We intend to protect our intellectual property assets and will actively seek, when appropriate, protection for owned or licensed products and proprietary information by means of United States and foreign copyrights, trademarks, patents and contractual arrangements. In addition, we rely upon trade secrets and contractual arrangements to protect some of our proprietary information. We have registered trademark rights to “Autoscope” and “Autoscope Solo.” U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Employees

          As of March 5, 2007, we had 53 employees, 50 of whom were full-time and three of whom were part-time. Sixteen of these employees were employed by our wholly-owned subsidiaries in Hong Kong, the United Kingdom and Poland. None of our employees is represented by a union. We believe our employee relations are good.

Cautionary Statement

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Some factors that might cause these differences include the factors listed below. Although we have attempted to list these factors comprehensively, we wish to caution investors that other factors may prove to be important in the future and may affect our operating results. New factors may emerge from time to time, and it is not possible to predict all of these factors, nor can we assess the affect each factor or combination of factors may have on our business.

          We further caution you not to unduly rely on any forward-looking statements, because they reflect our views only as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.	Risk Factors

We are dependent on a single family of products for most of our revenue, and if we do not maintain the market for these products, we will be unable to be profitable and our business will be harmed.

          Substantially all of our revenue since inception has been generated from sales of, or royalties from the sales of, the Autoscope® vehicle detection system. We anticipate that revenue from the sale of the Autoscope system will continue to account for a substantial portion of our revenue for the foreseeable future. As such, any decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations. The application of machine vision technology to traffic management is a relatively new concept in the traffic management industry. Our financial success and prospects for growth will depend in large part on the continued development of the market for advanced technology solutions for traffic management and the acceptance of the Autoscope system as a reliable, cost-effective alternative to traditional vehicle detection systems. We cannot assure you that we will be able to utilize our technology profitably in other products or markets. If the Autoscope system does not continue to gain greater market acceptance and if we are unable to increase awareness of our product and expand our customer base, or if revenue from the Autoscope system declines for any reason, sales of our products will suffer, and we may be unable to sustain our business.

If governmental entities elect not to use our product due to budgetary constraints, project delays or other reasons, our revenues may fluctuate severely or be substantially diminished.

          The Autoscope system is sold primarily to governmental entities for use in large traffic control projects using advanced traffic control technologies. Unless and until broader market acceptance of the Autoscope system is achieved, we will continue to rely substantially on revenues and royalties from sales of the Autoscope system to governmental entities. In addition to normal business risks, it often takes considerable time before governmental traffic control projects are developed to the point where a purchase of the Autoscope system is made, and a purchase of our product also may be subject to a time-consuming approval process. Additionally, governmental budgets and plans may change without warning. Other risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, or governmental budgetary constraints, could cause our revenues and income to drop substantially or to fluctuate significantly between fiscal periods.

If our primary distributor’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

          We have entered into an agreement with Econolite, pursuant to which Econolite is the exclusive distributor of the Autoscope system in North America, the Caribbean and Latin America. In exchange for its right to distribute our product, Econolite pays us royalties for sales of the Autoscope system. Since 2002, more than 60% of our revenue has consisted of royalties resulting from sales made by Econolite, including 77% in 2006, 78% in 2005 and 69% in 2004. Econolite’s account receivable represented 69% of our accounts receivable at December 31, 2006 and 88% of our accounts receivable at December 31, 2005. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition.

Our dependence on third parties for manufacturing and marketing our product may prevent us from meeting customers’ needs in a timely manner.

          We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite and WTI to manufacture the Autoscope system and related products. In addition, we work with suppliers overseas to manufacture Autoscope products that need to comply with the European Union’s regulatory directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment. If Econolite, WTI and our overseas suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope system and related products in North America, the Caribbean and Latin America. Consequently, our revenues depend to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope system, or the disruption or termination of that relationship, could result in reduced revenues and market share for our products.

Our dependence on single-source suppliers may prevent us from meeting customers’ needs in a timely manner.

          All of the hardware components incorporated into the Autoscope system are standard electronics components that are available from multiple sources. If current vendors of components for the Autoscope system fail to meet quality and performance expectations, and if alternative component vendors are unavailable, shortages of parts or the need to change vendors could limit our ability to manufacture the Autoscope system, which would harm our business reputation and financial results.

We may face increased competition if we fail to adequately protect our intellectual property rights, and efforts to protect our intellectual property rights may result in costly litigation.

          Our success depends in large measure on the protection of our proprietary technology rights. We rely on trade secret, copyright and trademark laws, and confidentiality agreements with employees and third parties, all of which offer only limited protection. We cannot assure you that the scope of any current or future patents relating to our products will exclude competitors or provide competitive advantages to us. We also cannot assure you that others have not developed or will not develop similar products, duplicate any of our products or design products similar to ours. The reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could adversely affect our business and financial results. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. In addition, we may be the subject of lawsuits by others who claim we violate their intellectual property rights. Litigation could result in substantial costs and the diversion of management resources, either of which could harm our business.

          We have not applied for patent protection in all countries in which we market and sell the Autoscope system. Consequently, our proprietary rights in the technology underlying the Autoscope system in these countries will be protected only to the extent that trade secret, copyright or other non-patent protection is available and to the extent we are able to enforce our rights. The laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology.

Expiration of the University of Minnesota patent for certain aspects of our Autoscope system may result in additional competition.

          The patent rights for certain aspects of the underlying technology for the Autoscope system previously owned by the University of Minnesota expired as of July 2006. Other businesses may choose to use the University patent technology to develop a product which competes with the Autoscope system, and this competition could adversely impact our revenues and earnings.

Increased competition may make it difficult for us to acquire and retain customers, and if we are unsuccessful in developing new applications and product enhancements, our products may become noncompetitive or obsolete.

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

          Additionally, the market for vehicle detection is continuously seeking more advanced technological solutions to traffic management and control problems. Technologies such as embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics, and microwaves that have been used as traffic sensing devices in the past will be enhanced for use in the traffic management industry, and new technologies may be developed. We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. We expect that we increasingly will face competitive product developments, applications and enhancements. New technologies or applications in traffic control systems may provide our customers with alternatives to the Autoscope system and could render our products or technologies noncompetitive or obsolete. If we are unable to increase the number of our applications and develop and commercialize product enhancements and applications in a timely manner that respond to changing technology and satisfy the needs of our customers, our business and financial results will suffer. We cannot be certain that we will be successful in developing and marketing product enhancements or new products on a timely or cost-effective basis or that these products, if developed, will achieve market acceptance.

We may not be able to quickly respond to emerging low-cost local competitors, and our inability to do so could affect revenue and profitability.

          Local competing low-cost developers of machine vision products for traffic in our international markets are likely to emerge and grow stronger, especially since it appears that local officials that purchase traffic management products favor products that are developed and manufactured locally. This bias could erode revenue in Europe and Asia and affect profitability.

Lack of market acceptance of new products or new features in one or more of our market segments could adversely affect revenues and profitability.

          Even though we diligently seek out new product requirements by talking to our distributors and customers, there is no guarantee that our new products, including our new Autoscope Terra product line, or product features or functions we introduce will gain market acceptance. The lack of market acceptance in one or more of our markets could hurt our reputation and decrease our revenues and earnings.

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

Our officers and directors beneficially own approximately 9% of our common stock, and they have influence over shareholder voting matters, which may deprive other shareholders of the ability to influence corporate actions.

          As of March 8, 2007, our directors and officers owned beneficially approximately 9% of our outstanding common stock. Accordingly, these shareholders may be able to influence the outcome of shareholder votes, including votes concerning the election of directors and the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions, regardless of how other shareholders may vote. This concentration of voting control among our officers and directors may result in the deferral, prevention or delay in a change in management or change in control of the Company and may constrain the voting or other rights of other holders of our common stock.

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

Our business tends to be seasonal, with results in revenue and operating results varying from quarter to quarter.

          Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business. The second and third quarters are the strongest, and the first and fourth quarters are the weakest, generally due to weather conditions in North America and Europe that make roadway construction more difficult. We expect such seasonality to continue for the foreseeable future. Additionally, our international revenues have a significant large project component, resulting in a varying revenue stream. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Our operating costs tend to be fixed, while our revenue tends to be seasonal, thereby resulting in operating results that fluctuate from quarter to quarter.

          Our expense levels are based in part on our product development efforts and our expectations regarding future revenues and, in the short-term, are generally fixed. Therefore, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, our operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for our products, product life cycle, the development, introduction and acceptance of new products and product enhancements by us or our competitors, changes in the mix of distribution channels through which our products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally.

Our stock price is volatile.

          Our common stock is thinly traded, with 3,452,283 shares of our 3,777,004 outstanding shares held by non-affiliates as of March 8, 2007. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include: announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuation in our financial results or the financial results of our competitors and consolidation among our competitors.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

          We are in the process of documenting our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual assessments of the effectiveness of our internal controls over financial reporting. Section 404 will be effective for us for the year ending December 31, 2007. During the course of our testing, we may identify deficiencies which we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Stock Market. This type of action could adversely affect our financial results, investors’ confidence in our Company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and The Nasdaq Stock Market. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner.

We sell our products internationally and are subject to various risks relating to such international activities, which could harm our international sales and profitability.

          During the years ended December 31, 2006, December 31, 2005 and December 31, 2004, 23%, 22% and 31% of our total revenues were attributable to international sales. We sell outside of the United States through our agreement with Econolite and through our subsidiaries, Flow Traffic, ISS/Europe and ISS/Poland. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, although currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	export restrictions and controls relating to technology;

•	pricing pressure that we may experience internationally;

•	required compliance with existing and new foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations;

•	changes in currency exchange rates; and

•	difficulties in enforcing intellectual property rights.

          Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

Our inability to comply with European regulatory restrictions over hazardous substances and electronic waste could restrict product sales in those markets and reduce profitability in the future.

          The European Union has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual European Union governments (such legislation together with the directive, the WEEE Legislation), and certain producers are to be financially responsible under the WEEE Legislation. This may impose on us requirements, which, if we are unable to meet, could adversely affect our ability to market our products in European Union countries, and sales revenues and profitability would suffer as a consequence. In addition, the European Parliament has enacted a directive for the restriction of the use of certain hazardous substances in electrical and electronic equipment (RoHS). This legislation governs restriction of the use of such substances as mercury, lead, cadmium, and hexavalent cadmium. We expect that we will continue to have our product manufactured in compliance with the RoHS directive. However, if we are unable to do so we would be unable to market our products in European Union countries, and sales revenues and profitability would suffer as a consequence.

New Asian requirements for electronic products could increase our cost of production and delay delivery of our product to our customers, thereby adversely impacting revenue and profitability.

          Various Asian governments could adopt their own versions of environment-friendly electronic regulations, similar to the European directives, RoHS and WEEE. This could require new and unanticipated manufacturing changes, product testing and certification requirements, thereby increasing cost, delaying sales, and lowering revenue and profitability.

Our ability to comply with the conditions beyond our control could seriously harm our business.

          Terrorists’ attacks against and natural disaster affecting Econolite, WTI or our overseas suppliers would adversely affect manufacture of our Autoscope products and delay the delivery of sales orders. War and severe acute respiratory syndrome, or SARS, bird flu or similar epidemics could affect our ability to travel and sell products internationally and to deliver product in a timely manner. Economic recession or depression could also affect government entities and their ability to expend funds for transportation improvements. These and other factors beyond our control could seriously reduce our revenues and earnings.

Changes in accounting principles, including changes in employee stock option accounting rules, may adversely affect our reported operating results and our efforts and success in recruiting and retaining employees.

          Technology companies, including our Company, have a history of using stock programs to hire, incentivize and retain employees and directors in a competitive marketplace. In December 2004, the Financial Accounting Standards Board, or FASB, adopted SFAS No. 123(R), Share-Based Payment, which was effective for us on January 1, 2006. SFAS No. 123(R) requires companies, including our Company, to record equity-based compensation expense for stock options and any employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We began to record these expenses on January 1, 2006. We apply the modified prospective method and have not restated prior year results. The actual amount of expense that we recognize will depend on the value of our common stock at the time of any grants of options and other stock awards to employees. The change in accounting rules may lead to an increased loss, if we recognize a net loss, or a decrease in reported earnings, if we have earnings. This could also adversely affect our ability to use stock plans to attract and reward employees and directors and could result in a competitive disadvantage to us in the marketplace. Our financial results could be adversely affected by other changes in accounting principles by FASB, the American Institute of Certified Public Accountants, the SEC, or various other bodies formed to promulgate and interpret accounting principles which have not yet been announced or adopted.

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

          We currently lease approximately 10,457 and 784 square feet of office space in St. Paul, Minnesota, and Fullerton, California, pursuant to operating leases that expire in May 2010 and June 2007, respectively. Our subsidiaries in Hong Kong, the United Kingdom and Poland and our branch office in Spain rent office and storage space totaling 2,439 square feet under operating leases that expire in 2007.

          We believe that our current space is adequate in the United States, Asia and Europe and do not intend to lease significantly more space in the near-future.

          We do not otherwise invest in real estate in any manner.

Item 3.	Legal Proceedings

          On August 3, 2006, we entered into a Settlement Agreement, Contract Modification and Mutual Release (the Agreement) with Econolite Control Products, Inc. (Econolite) relating to the action filed by Econolite against us in September 2005. Under the Agreement, we agreed to pay Econolite $200,000 within ten days of execution of the Agreement and an additional $175,000 if Econolite achieved sales of Autoscope products of $33 million in calendar year 2006. In addition, we agreed to modify the royalty calculation set forth in our Manufacturing, Distributing and Technology License Agreement with Econolite to take into account additional overhead expenses that Econolite incurs. Under the Agreement, beginning as of July 1, 2006, Econolite will calculate and pay royalties to us on Solo Pro products so as to split 50/50 net profit on sales of Solo Pro between Econolite and us. “Net profit on sales” is defined in the Agreement as sales price to the end user less distribution commission (if any) and Solo Pro purchase price plus 15% of purchase price overhead. Under an oral agreement we entered into with Econolite in 2003, we were already taking into account in the royalty calculation 10% of the purchase price for overhead. Thus, the Amendment in effect increased the percentage of purchase price for overhead by 5%. We paid Econolite $200,000 in August as part of the Agreement and $175,000 in December 2006. We accrued $200,000 and $175,000 as charges to Other Income (Expense), Net in the second quarter and third quarter of 2006, respectively.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          Our common stock is traded on the NASDAQ Capital Market under the symbol “ISNS.” The quarterly high and low sales prices for our common stock for our last two fiscal years are set forth below.

	FY 2006		FY 2005

Quarter	High	Low	High	Low

First	$13.50	$11.44	$16.93	$12.76
Second	14.92	11.50	13.39	11.54
Third	14.25	11.25	13.00	10.76
Fourth	14.57	12.50	13.34	10.75

Shareholders

          As of March 8, 2007, there were 24 holders of record of our common stock and approximately 2,031 beneficial holders of our common stock.

Dividends

          We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Comparative Stock Performance Graph

          The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the Dow Jones Wilshire 5000 Index, and (ii) the DJ Wilshire Electronic Equipment Index, assuming an investment of $100 on December 31, 2001.

          Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings by reference, including this Annual Report on Form 10-K, in whole or in part, the following performance graph and accompanying data shall not be deemed to be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Image Sensing Systems, Inc, The Dow Jones Wilshire 5000 Index
And The DJ Wilshire Electronic Equipment Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

Image Sensing Systems, Inc	100.00	199.55	459.09	768.18	606.36	650.91
Dow Jones Wilshire 5000	100.00	79.14	104.18	117.33	124.75	144.56
DJ Wilshire Electronic Equipment	100.00	59.96	99.14	106.02	111.77	128.80

Item 6.	Selected Financial Data

          The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2006. The statement of income and balance sheet data for the years ended and as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Fiscal Year Ended December 31

	2006	2005	2004	2003	2002

	(in thousands, except per share data)

Consolidated Statement of Income Data:
Revenue:
International sales	$2,980	$2,407	$3,309	$3,334	$2,981
Royalties	10,136	8,595	7,521	5,920	4,992
Consulting services	—	—	—	5	112

Total revenue	13,116	11,002	10,830	9,259	8,085
Cost of revenue:
International sales	1,501	1,042	1,599	1,531	1,514
Royalties	220	383	321	277	368
Consulting services	—	—	—	2	107

Total cost of revenue	1,721	1,425	1,920	1,810	1,891

Gross profit	11,395	9,577	8,910	7,449	6,194
Operating expenses:
Selling, marketing and product support	2,850	2,567	2,523	2,536	2,678
General and administrative	2,007	1,400	1,317	1,235	1,100
Research and development	2,639	1,516	1,126	730	602
Restructuring costs	—	—	—	—	474

	7,496	5,483	4,966	4,501	4,854

Income from operations	3,899	4,094	3,944	2,948	1,340
Other income, net	148	252	102	23	26

Income before income taxes	4,047	4,346	4,046	2,971	1,366
Income taxes	942	1,505	1,352	836	174

Net income	$3,105	$2,841	$2,694	$2,135	$1,192

Net income per share:
Basic	$0.83	$0.79	$0.79	$0.66	$0.38
Diluted	0.80	0.73	0.71	0.60	0.37

Weighted average number of common shares outstanding:
Basic	3,725	3,602	3,409	3,215	3,155
Diluted	3,891	3,868	3,810	3,598	3,252

	At December 31,

	2006	2005	2004	2003	2002

	(in thousands)

Consolidated Balance Sheet Data:
Total assets	$21,224	$16,791	$13,063	$9,587	$6,789
Total shareholders’ equity	19,333	15,722	11,779	7,760	5,123

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer and applies it to traffic management problems. The machine vision technology uses commercially available components and video cameras in conjunction with our proprietary software to create our core family of products, the Autoscope® Video Vehicle Detection System. The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

          Autoscope systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite, our licensee in those locations. We also sell Autoscope products to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively.

          The majority of our revenue is derived from royalties received from Econolite, with a second primary source of revenue received from product sales in Europe and Asia. End users of the Autoscope system throughout the world are generally funded by government agencies responsible for traffic management and/or traffic law enforcement.

          Our success is primarily dependent upon continued governmental funding of “Intelligent Transportation Systems,” such as machine vision, for traffic control; our ability, through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers; and our ability to develop new machine vision products and applications that enhance the traffic manager’s ability to cost-effectively improve traffic flow, safety and security.

          Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business. Our second and third quarters are the strongest and the first and fourth quarters are the weakest generally due to weather conditions that make roadway construction more difficult in North America and Europe. We expect such seasonality to continue for the foreseeable future. Additionally, our international revenues have a significant large project component, resulting in a varying revenue stream. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Results of Operations

          The following table sets forth, for the periods indicated, certain statements of income data as a percent of total revenue and gross margin on international sales and royalties as a percentage of international sales and royalties, respectively:

	Year Ended December 31,

	2006	2005	2004

International sales	22.7%	21.9%	30.6%
Royalties	77.3	78.1	69.4

Total revenue	100.0	100.0	100.0
Gross margin - International sales	49.6	56.7	51.7
Gross margin - royalties	97.8	95.5	95.7
Selling, marketing and product support	21.7	23.3	23.3
General and administrative	15.3	12.7	12.2
Research and development	20.1	13.8	10.4
Income from operations	29.7	37.2	36.4
Income taxes	7.2	13.7	12.5
Net income	23.7	25.8	24.9

2006 Compared to 2005

          Total revenue increased to $13.1 million in 2006 from $11.0 million in 2005, an increase of 19.2%. International sales increased to $3.0 million in 2006 from $2.4 million in 2005, an increase of 25%. Royalty income increased to $10.1 million in 2006 from $8.6 million in 2005, an increase of 17.4%. The increase in international sales was a result of better performance in our Asian subsidiary, including a significant fourth quarter tunnel installation in China. The increase in royalty income reflects the continued success of Econolite’s distribution of Autoscope in the North American market, including an unexpectedly strong fourth quarter in 2006.

          Gross margins for international sales decreased to 49.6% in 2006 from 56.7% in 2005. Gross margins on royalty income increased to 97.8% in 2006 up from 95.5% in 2005. International gross margins were negatively impacted by slightly higher manufacturing costs and higher warranty reserves in 2006 versus 2005. Royalty gross margins were positively impacted by the patent royalty we owed to the University of Minnesota ending in the third quarter of 2006. We anticipate that gross margins for our international sales will be in the range of 50 to 55% in 2007, while we expect royalty gross margins will approach 100% in 2007.

          Selling, marketing and product support expense increased to $2.9 million or 21.7% of total revenue in 2006, up from $2.6 million or 23.3% of total revenue in 2005. The change related mostly to headcount additions. We anticipate that selling, marketing and product support expense will increase both in terms of actual expense and as a percentage of total revenue in 2007 when compared to 2006.

          General and administrative expense increased to $2.0 million or 15.3% of total revenue in 2006 up from $1.4 million or 12.7% of total revenue in 2005. The 2006 increase resulted mainly from a combination of headcount additions, stock option expense recognition, and increased audit, tax, legal and consulting fees. We anticipate that general and administrative expense will increase in 2007 both in terms of actual expense and as a percentage of total revenue when compared to 2006.

          Research and development expense increased to $2.6 million or 20.1% of total revenue in 2006, up from $1.5 million or 13.8% of total revenue in 2005. The increase was directly related to headcount additions and significant prototype material and consulting expenses incurred in accelerating technical efforts on our next generation Autoscope Terra product line. We anticipate that research and development expense will increase in 2007 both in terms of actual expense and as a percentage of total revenue when compared to 2006.

          Other income decreased to $148,000 in 2006 from $252,000 in 2005. Increased interest income was offset by a $375,000 legal settlement with Econolite. We anticipate other income will increase in 2007.

          Our income tax effective rate decreased to 23.3% of pretax income in 2006 from 34.6% in 2005. The decrease was due to a number of federal and state adjustments and increased research and development credits. We expect the effective rate in 2007 to return to our historical range of 30 to 35%.

          Net income was $3.1 million in 2006 compared to $2.8 million in 2005 due to the factors mentioned above.

2005 Compared to 2004

          Total revenue increased to $11.0 million in 2005 from $10.8 million in 2004, an increase of 1.6%. Royalty income for 2005 increased to $8.6 million, or 78.1% of revenue, from $7.5 million, or 69.4% of revenue, in 2004. The 14.3% increase in royalty income in 2005 resulted primarily from increased sales volume of the Autoscope Solo Pro product by Econolite. International sales for 2005 decreased to $2.4 million, or 21.9% of revenue, from $3.3 million, or 30.6% of revenue, in 2004. The 27.3% decrease from 2004 was due to lower sales in Asia, which more than offset higher sales of Autoscope systems in Europe. The decline in sales in Asia was primarily due to our inability to repeat a large 2004 sale in Korea in 2005 and to sell a newly developed loop detector product which was to replace a similar product that we previously distributed in Asia. Autoscope product sales in Europe increased by over 70% compared to 2004 primarily due to the successful expansion into Eastern Europe and continued acceptance of the RackVision product introduced into Europe in 2003.

          Total gross profit was $9.6 million, or 87% of revenue, in 2005, compared to $8.9 million, or 82.3% of revenue, in 2004. The increase in our total gross profit margin percentage was primarily due to revenue mix, with higher margin royalty income increasing as a percentage of total revenue. Gross profit margin on international sales increased to 56.7% of sales in 2005 from 51.7% of sales in 2004. The increase was due primarily to selling more products directly to the end user in Eastern Europe, instead of through a distributor, and we did not repeat an unusually large non-recurring sale of low margin cameras in 2005 that occurred in January 2004. Margins on sales of the Autoscope products were stable in 2005.

          Selling, marketing and product support expenses were $2.6 million, or 23.3% of revenue, in 2005, compared to $2.5 million, or 23.3% of revenue, in 2004. The small increase in total dollars expended resulted primarily from adding sales and support staff in Europe. General and administrative expenses were $1.4 million, or 12.7% of revenue, in 2005, compared to $1.3 million, or 12.2% of revenue, in 2004. The small increase was due primarily to added professional fees and depreciation. Research and development expenses totaled $1.5 million, or 13.8% of revenue, in 2005, compared to $1.1 million, or 10.4% of revenue, in 2004. The increase resulted primarily from adding engineering staff and assigning them to development projects and annual pay adjustments.

          Income taxes were $1.5 million, or 34.6% of pretax income, in 2005, compared to $1.4 million, or 33.4% of pretax income, in 2004. The increase in income taxes was due primarily to more taxable income, while the increase in income taxes as a percentage of pretax income was due primarily to a higher effective tax rates on foreign earnings than the previous year as we were not able to benefit from the taxable loss in Asia.

          Net income was $2.8 million in 2005 compared to $2.7 million in 2004 due to the factors discussed above.

Liquidity and Capital Resources

          At December 31, 2006, we had $11.6 million in cash and cash equivalents, compared to $9.0 million at December 31, 2005. Net cash provided by operating activities was $4.6 million in 2006, compared to $2.4 and $2.6 million in 2005 and 2004, respectively. The primary reasons for the increase include unusually high accounts receivables at the end of 2005 that were received early in 2006; payables were higher in 2006 due to increased employee compensation and warranty reserves; and we had a higher non-cash charge for stock option expense in 2006. The only significant use of cash in 2006 was investing $1.8 million in short-term investments. The short-term investments are AAA rated tax-exempt auction rate securities that can be either rolled over or cashed out every 35 days with interest rates reset every 35 days based on auction bidding.

          We have a credit agreement with Wells Fargo Bank Minnesota, N.A. that provides up to $1.0 million in short-term borrowings at .5% over the prime rate (effective rate of 8.75% at December 31, 2006) expiring May 31, 2008. Any loans would be secured by inventories, accounts receivable and equipment and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2006 or 2005.

          We believe that cash and cash equivalents on hand at December 31, 2006, our $1.0 million revolving line of credit with Wells Fargo Bank Minnesota, N.A. and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

          We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

          Goodwill. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our Flow Traffic subsidiary and is tested for impairment on December 31 of each year. The impairment test requires us to estimate the fair value of our subsidiary and then compare it to the carrying value of the subsidiary. If the carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic. No impairment of goodwill was recorded as of December 31, 2006 and 2005. If Flow Traffic does not provide the future economic benefits we project, the fair value of this subsidiary may become impaired, and we would need to record an impairment loss.

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

New Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs.” The provisions of this statement become effective for us in fiscal 2006. SFAS No. 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement did not have a material impact on our valuation of inventory or operating results.

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R was effective for all interim and annual periods beginning after December 15, 2005. The Company adopted this standard in 2006 and recorded an expense of $177,000.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the new standard to materially affect our financial position or results of operations.

          In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by that the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements. SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have initially applied SAB No. 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The implementation of the new standard did not materially affect our financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not evaluated the impact of this standard.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

          The Company’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. The Company has not hedged its exposure to translation gains and losses. A 10% adverse change in foreign currency rates would not have a material effect on the Company’s results of operations or financial position.

Item 8.	Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$11,626	$9,006
Short-term investments	1,800	—
Investment in callable FHLB bonds	2,300	2,300
Accounts receivable, net of allowance for returns and doubtful accounts of $98 ($39 in 2005)	2,957	3,514
Inventories	670	312

Prepaid expenses	126	104
Deferred income taxes	173	14

Total current assets	19,652	15,250

Property and equipment:
Furniture and fixtures	293	309
Leasehold improvements	44	22
Equipment	834	970

	1,171	1,301
Accumulated depreciation	649	972

	522	329

Goodwill	1,050	1,050
Capitalized software development costs, net of accumulated amortization of $1,641 in 2005	—	162

TOTAL ASSETS	$21,224	$16,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$398
Accrued compensation	587	329
Accrued warranty and other	449	196
Income taxes payable	231	94

Total current liabilities	1,883	1,017

Deferred income taxes	8	52

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 3,761,804 issued and outstanding (3,702,005 in 2005)	38	37
Additional paid-in capital	8,130	7,641
Accumulated other comprehensive income	16	—
Retained earnings	11,149	8,044

Total shareholders’ equity	19,333	15,722

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,224	$16,791

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Year ended December 31

	2006	2005	2004

Revenue:
International sales	$2,980	$2,407	$3,309
Royalties	10,136	8,595	7,521

	13,116	11,002	10,830

Cost of revenue:
International sales	1,501	1,042	1,599
Royalties	220	383	321

	1,721	1,425	1,920

Gross profit	11,395	9,577	8,910

Operating expenses:
Selling, marketing and product support	2,850	2,567	2,523
General and administrative	2,007	1,400	1,317
Research and development	2,639	1,516	1,126

	7,496	5,483	4,966

Income from operations	3,899	4,094	3,944

Other income	148	252	102

Income before income taxes	4,047	4,346	4,046
Income taxes	942	1,505	1,352

Net income	$3,105	$2,841	$2,694

Net income per share:
Basic	$0.83	$0.79	$0.79
Diluted	0.80	0.73	0.71

Weighted average number of common shares outstanding:
Basic	3,725	3,602	3,409
Diluted	3,891	3,868	3,810

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year ended December 31

	2006	2005	2004

Operating activities:
Net income	$3,105	$2,841	$2,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226	121	85
Amortization	162	258	259
Tax benefit from disqualifying disposition	113	377	653
Stock option expense	177	68	—
Deferred income taxes	(203)	(57)	(73)
Changes in operating assets and liabilities:
Accounts receivable	557	(1,338)	(341)
Inventories	(358)	92	(81)
Prepaid expenses	(22)	41	(175)
Accounts payable	218	(4)	(177)
Accrued liabilities	511	(183)	147
Income taxes payable	137	194	(428)

Net cash provided by operating activities	4,623	2,410	2,563

Investing activities:
Purchase of short-term investments	(1,800)	—	(2,250)
Sale of short-term investments	—	5,000	600
Purchase of callable FHLB bonds	—	—	(2,300)
Purchases of property and equipment	(419)	(323)	(86)
Proceeds from sale of other asset	—	—	29

Net cash provided by (used in) investing activities	(2,219)	4,677	(4,007)

Financing activities:
Proceeds from exercise of stock options	200	657	672

Net cash provided by financing activities	200	657	672

Effect of exchange rate changes on cash	16	—	—

Increase (decrease) in cash and cash equivalents	2,620	7,744	(772)

Cash and cash equivalents at beginning of year	9,006	1,262	2,034

Cash and cash equivalents at end of year	$11,626	$9,006	$1,262

Supplemental disclosure:
Income taxes paid	$1,025	$933	$1,362

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2003	3,288,177	$33	$5,218	—	$2,509	$7,760

Tax benefit from disqualifying disposition			653			653
Common stock issued for options exercised	249,045	2	670			672
Net income					2,694	2,694

Balance at December 31, 2004	3,537,222	35	6,541	—	5,203	11,779

Tax benefit from disqualifying disposition			377			377
Common stock issued for options exercised	164,783	2	655			657
Stock option expense			68			68
Net income					2,841	2,841

Balance at December 31, 2005	3,702,005	37	7,641	—	8,044	15,722

Tax benefit from disqualifying disposition			113			113
Common stock issued for options exercised	59,799	1	199			200
Stock option expense			177			177
Foreign currency translation adjustment				16		16
Net income					3,105	3,105

Comprehensive income						3,121

Balance at December 31, 2006	3,761,804	$38	$8,130	$16	$11,149	$19,333

See accompanying notes.

Notes to Consolidated Financial Statements

December 31, 2006

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

          Image Sensing Systems, Inc. (referred to herein as “we,” “us,” “our” and the “Company”) develops and markets video image processing technology and products for use in advanced traffic management systems and traffic data collection. We sell our products primarily to foreign distributors and also receive a royalty for sales made by a sublicensee to North American and Latin American distributors and end users. Our products are used primarily by governmental entities.

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Image Sensing Systems, Inc. and its wholly-owned subsidiaries: Flow Traffic Ltd. (Flow Traffic) located in Hong Kong, Image Sensing Systems Europe Ltd. (ISS/Europe), located in the United Kingdom, and Image Sensing Systems Europe Limited SP.Z.O.O., located in Poland. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

INVESTMENTS

          Investments in callable Federal Home Loan Bank bonds mature in 2007 but are callable either quarterly or semi-annually. At December 31, 2006 and 2005, cost was equal to fair value, and no amount was included as a separate component of shareholders’ equity. We consider short-term investments as “available-for-sale.”

ACCOUNTS RECEIVABLE

          We grant credit to customers in the normal course of business and generally do not require collateral. Management performs on-going credit evaluations of customers. We determine an allowance for returns and doubtful accounts by considering a number of factors, including any on-going technical problems with product in the field, the length of time trade accounts receivable are past due, our previous loss history with the customer and the customer’s current ability to pay. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

GOODWILL

          Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever an impairment indicator arises. Our goodwill relates to our Flow Traffic subsidiary and is tested for impairment on December 31 of each year. No impairment of goodwill was recorded as of December 31, 2006 or 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

          Long-lived assets are reviewed for impairment when indicators of impairment are present. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No such losses were recorded in 2006 or 2005.

RESEARCH AND DEVELOPMENT

          Research and development costs are charged to operations in the period incurred.

SOFTWARE DEVELOPMENT COSTS

          We capitalize software development costs, including significant product enhancements beginning upon the establishment of technological feasibility for the product and concluding when the product is available for release to distributors. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue or royalties, estimated economic life, and changes in software and hardware technology. We amortize software development costs based on projected revenue, with minimum annual amortization based on a seven-year life using the straight-line method. No software development cost was capitalized in 2006 or 2005.

FOREIGN CURRENCY

          All assets and liabilities of Flow Traffic, ISS/Europe and ISS/Poland are translated from the foreign currency to United States dollars at period-end rates of exchange, while the statement of income is translated at the average exchange rates during the period. Accumulated translation adjustments are shown in equity under “Accumulated Other Comprehensive Income (Loss).”

NET INCOME PER SHARE

          Our basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

          For the years ended December 31, 2006 and 2005, respectively, 166,000 and 266,000 common share equivalents were included in the computation of diluted net income per share. There were no anti-dilutive options at December 31, 2006 or 2005.

          At December 31, 2006, the exercise prices of all outstanding options were less than the average market price of the common shares during the period.

STOCK OPTIONS

          In 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies no longer are able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. As a result of adopting this standard in 2006, the Company recorded an option expense of $177,000, or $0.05 per diluted share, to General and Administrative operating expense.

          Prior to 2006, stock options were accounted for under the intrinsic value method as prescribed by APB 25. No stock-based employee compensation cost was reflected in net income, except for costs related to performance based options, because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

          The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for 2005 and 2004, using the assumptions described in Note 9.

	Year Ended December 31

	2005	2004

Net income, as reported	$2,841,000	$2,694,000
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(210,000)	(229,000)

Pro-forma net income	$2,631,000	$2,465,000

Income per share:
Basic - as reported	$.79	$.79
Basic - pro forma	.73	.72

Diluted - as reported	$.73	$.71
Diluted - pro forma	.68	.65

          Unrecognized compensation costs are $68,214 at December 31, 2006, with a weighted average remaining life of 2.8 years.

NEW ACCOUNTING PRONOUNCEMENTS

          In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs.” The provisions of this statement become effective for us in fiscal 2006. SFAS No. 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement did not have a material impact on our valuation of inventory or operating results.

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R was effective for all interim and annual periods beginning after December 15, 2005. The Company adopted this standard in 2006 and recorded an expense of $177,000.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the new standard to materially affect our financial position or results of operations.

          In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by that the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements. SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB No. 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We have initially applied SAB No. 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The implementation of the new standard did not materially affect our financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not evaluated the impact of this standard.

RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2. CREDIT FACILITY

          We have a credit agreement that provides up to $1.0 million in short-term borrowings at .5% over the prime rate (effective rate of 8.75% at December 31, 2006), expiring May 31, 2007. Loans would be secured by inventories, accounts receivable and equipment and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings in 2006 or 2005. We expect to renew the agreement at substantially the same terms and conditions prior to expiration.

3. INVESTMENTS

          Investments, at cost, consisted of the following (in thousands):

	December 31,

	2006	2005

Callable Federal Home Loan Bonds	$2,300	$2,300
Short-term investments - Auction Rate Securities	1,800	—

Total	$4,100	$2,300

          As of December 31, 2006 and 2005, investments are classified as available-for-sale. The cost of investments approximates market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

          Proceeds from maturities and sales of investments totaled $ - , $5.0 million and $600,000 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no realized gains or losses related to sales or unrealized gains or losses during the years ended December 31, 2006, 2005 and 2004.

4. LEASE COMMITMENTS

          We rent office space and equipment under operating lease agreements expiring at various dates through May 2010. The leases provide for monthly payments of $25,000, and we are responsible for our proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $261,000 in 2006, $221,000 in 2005 and $217,000 in 2004.

          Future minimum annual lease payments under noncancelable operating leases for the years ending December 31, 2007, 2008, 2009 and 2010 are $207,000, $183,000, $186,000 and $78,000, respectively.

5. INCOME TAXES

          Our deferred tax assets (liabilities) are as follows (in thousands):

	December 31

	2006	2005

Current deferred tax assets (liabilities):
Accrued compensation	$20	$18
Allowance for returns and bad debts	131	25
Prepaid expenses	(28)	(29)
State tax credits	50	—
Alternative minimum tax credits	50	50
Less valuation allowance	(50)	(50)

	173	14
Non-current deferred tax assets (liabilities):
Capitalized software development costs	—	(60)
Other	(8)	8

	(8)	(52)

Net deferred tax assets (liabilities)	$165	$(38)

          Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimates of future sources of taxable income and the expected timing of temporary difference reversals.

          There is $449,000, $270,000 and $500,000 in undistributed earnings of our wholly-owned foreign subsidiaries at December 31, 2006, 2005 and 2004, respectively.

          We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

          Our wholly-owned subsidiary in Hong Kong has unused tax losses which do not expire of approximately $407,000 available for offset against future taxable income. No deferred income tax asset has been recognized since we have no assurance that taxable income will be earned in the future.

          The components of income tax expense are as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31

	2006	2005	2004

Current:
Federal	$1,039	$1,411	$1,340
State	49	114	53
Foreign	57	37	32

	1,145	1,562	1,425

Deferred:
Federal	(173)	(52)	(66)
State	(30)	(5)	(7)
Foreign	—	—	—

	(203)	(57)	(73)

Total income tax expense	$942	$1,505	$1,352

          Income before taxes for the foreign operations were $236,000, $(230,000) and $126,000 for the years ended December 31, 2006, 2005 and 2004.

          A reconciliation of income taxes to the statutory federal rate is as follows (in thousands):

	December 31

	2006	2005	2004

Federal tax statutory rate	$1,382	$1,477	$1,376
State taxes, net of federal benefit	13	72	31
Tax exempt interest	(124)	(53)	—
Research and development tax credits	(135)	(80)	(60)
Domestic production activity deduction	(39)	(45)	—
Effect of higher (lower) rates on foreign income	(23)	115	(23)
Stock option expense	60	23	—
Adjustment of prior year tax credits and refunds	(202)	—	—
Other	10	(4)	28

Income taxes	$942	$1,505	$1,352

6. LICENSING

          The United States patent for some aspects of the technology underlying our Autoscope system was issued in 1989 to the University of Minnesota. We had an exclusive worldwide license from the University of Minnesota for that technology and paid royalties to the University of Minnesota in exchange for such license. Royalty expense under the agreement was $220,000, $383,000 and $321,000, in 2006, 2005 and 2004, respectively. Our exclusive license, and all related royalty obligations, expired July 2006.

          We have sublicensed the right to manufacture and market the Autoscope technology in North America, the Caribbean and Latin America to Econolite and receive royalties from Econolite on sales of the Autoscope system in those territories. Econolite also manufactures the Autoscope system on a non-exclusive basis for direct sales by us outside of North America, the Caribbean and Latin America. We may terminate our agreement with Econolite if a minimum annual sales level is not met or Econolite fails to make royalty payments as required by the agreement. The initial term of the agreement was 15 years, ended in 2006, and was automatically renewable thereafter for additional one-year periods unless terminated by either party upon 60 days’ notice prior to the end of the initial term or any extension term. In 2001, we signed a five-year extension of our agreement with Econolite, thereby extending its original term to 2011.

          We recognized royalty income from this agreement of $10.1 million, $8.6 million and $7.5 million in 2006, 2005 and 2004, respectively. Accounts receivable from Econolite were $2.1 million and $3.1 million at December 31, 2006 and 2005, respectively.

7. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

          We derived the following percentages of our net revenues from the following geographic regions:

	2006	2005	2004

Asia Pacific	10%	6%	21%
Europe	13%	16%	10%
North America	77%	78%	69%

          Royalty income from Econolite comprised 77%, 78% and 69% of revenues in 2006, 2005 and 2004, respectively.

8. RETIREMENT PLANS

          Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan and we may make discretionary contributions to the plan. Flow Traffic is obligated to contribute to an employee pension plan. The Company made contributions totaling $87,000, $60,000 and $50,000 to the plans for 2006, 2005 and 2004, respectively.

9. STOCK OPTIONS

          In February 1995 and April 2005, we adopted the 1995 Long-Term Incentive and Stock Option Plan (the 1995 Plan) and the 2005 Stock Incentive Plan (the 2005 Plan), respectively, which provide for the granting of incentive (ISO) and non-qualified (NQO) stock options, stock appreciation rights, restricted stock awards and performance awards to our officers, directors, employees, consultants and independent contractors. The 1995 Plan terminated in February 2005. Options granted under the Plans generally vest over three to five years based on service and have a contractual term of six to ten years and are amortized to expense on a straight-line basis. The following table summarizes stock option activity for 2006 and 2005:

	Plan Options Available For Grant	Plan Options Outstanding		Non-Plan Options Outstanding	Weighted Average Exercise Price Per Share

		ISO	NQO

Balance at December 31, 2004	296,200	95,150	196,665	156,000	$3.13
Plan terminated	(296,200)
Reserve for new plan	281,200
Exercised		(15,550)	(35,233)	(114,000)	3.99
Cancelled		(1,200)	(25,000)		1.69

Balance at December 31, 2005	281,200	78,400	136,432	42,000	$2.72
Granted	(18,000)		18,000		12.61
Exercised		(7,700)	(52,099)		3.33

Balance at December 31, 2006	263,200	70,700	102,333	42,000	$3.38

          The following table summarizes information about the stock options outstanding at December 31, 2006.

	Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.30-1.99	81,100	5.5 years	$1.33	1,053,489	81,100	$1.33	1,053,489
2.00-2.99	60,400	3.2 years	2.38	721,176	60,400	2.38	721,176
3.00-3.99	39,533	5.8 years	3.16	441,188	38,333	3.13	428,946
7.00-7.93	16,000	2.4 years	7.77	104,800	16,000	7.77	104,800
12.00-12.99	18,000	9.8 years	12.61	30,780	—	—	—

	215,033		$3.38	2,351,433	195,833	$2.53	2,308,411

          The weighted average fair value of the 18,000 options granted during 2006 was $74,340. There were no options granted in 2005 or 2004.

          The total intrinsic value of options exercised during 2006, 2005 and 2004 was $607,000, $1.3 million and $2.5 million. The total fair value of shares vested during 2006, 2005 and 2004 was $170,000, $15,000 and $7,000. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 127%; risk-free interest rate of 4.27%; and expected life of 3 years. The expected life of the options is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock over the past three years. The Company has not historically issued any dividends and does not expect to in the foreseeable future.

          There were 213,767 and 293,683 options exercisable at December 31, 2005 and 2004, respectively. The weighted average exercise price of these options was $2.52 and $3.28 at December 31, 2005 and 2004, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to adopt Financial Accounting Standards No. 123(R), Share-Based Payment effective January 1, 2006.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 23, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

          We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

          During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

          On December 8, 2006, the Company appointed Gregory R.L. Smith as the Company’s Chief Financial Officer. Mr. Smith began serving as the Company’s Chief Financial Officer on January 15, 2007. Mr. Smith, 40 years old, previously served as Chief Financial Officer and Treasurer of MQSoftware, Inc., a privately-held developer of systems management software, since May 2002. Mr. Smith holds a Bachelor of Science degree in Accounting from the University of South Carolina and is a Certified Public Accountant.

          On December 21, 2006, the Company announced the appointment of Kenneth R. Aubrey to serve as the Company’s President, effective February 1, 2007, and as the Company’s Chief Executive Officer, effective on June 1, 2007. Mr. Aubrey, 57 years old, previously served since 1995 in various positions with Siemens AG, one of the world’s largest electrical engineering and electronics companies, most recently as a business unit vice president of Siemens’ ITS (Intelligent Transportation Systems) Division, Industrial Solutions & Services Group. He concurrently managed Strategic Projects for the ITS Division.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          We have adopted a Code of Ethics which applies to our principal executive, accounting and financial officers. The Code of Ethics is published on our website at www.imagesensing.com. Any amendments to the Code of Ethics and waivers of the Code of Ethics for our principal executive, accounting and financial officers will be published on our website.

          The sections entitled “Proposal I - Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 annual meeting of shareholders are incorporated into this Form 10-K by reference.

Item 11.	Executive Compensation

          The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2007 annual meeting of shareholders are incorporated into this Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Equity Compensation Plan Information

          The following table provides information as of December 31, 2006, about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by shareholders(1)	173,033	$3.45	263,200

Equity compensation plans not approved by shareholders	42,000	3.13	—

Total	215,033	$3.38	263,200

          (1) Includes shares underlying stock options under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan and non-qualified stock options granted outside the 1995 Plan between 1996 and 2000 to current and former members of the Board of Directors.

          (2) The 263,200 shares available for grant under the 2005 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

          The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 annual meeting of shareholders is incorporated into this Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2007 annual meeting of shareholders is incorporated into this Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

          The sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2007 annual meeting of shareholders are incorporated into this Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (b)   The following documents are filed as exhibits to this report:

Exhibit No.	Description

3.1

Restated Articles of Incorporation of Image Sensing Systems, Inc. (ISS), incorporated by reference to Exhibit 3.1 to ISS’s registration statement on Form SB-2 (Registration No. 90298C) filed on March 14, 1995 (Registration Statement).

3.2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.2 to ISS’s quarterly report on Form 10-QSB for the quarter ended June 30, 2001.

3.3	Bylaws of ISS, incorporated by reference to Exhibit 3.3 to ISS’s Registration Statement.

4.1	Specimen form of ISS’s common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’s Registration Statement.

10.1	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’s Registration Statement.

10.2*

1995 Long-Term Incentive and Stock Option Plan, amended and restated through May 17, 2001, incorporated by reference to Exhibit 10.10 to ISS’s annual report on Form 10-KSB for the year ended December 31, 2001.

10.3*	Consulting Agreement between ISS and Arthur Bourgeois, dated December 13, 2006, incorporated by reference to Exhibit 10.2 to ISS’s current report on Form 8-K dated December 8, 2006.

10.4*

Employment Agreement between ISS and Kenneth R. Aubrey, dated December 12, 2006, effective on or about January 15, 2007 (in capacity as President) and effective on or about June 1, 2007 (in capacity of President and Chief Executive Officer), incorporated by reference to Exhibit 10.1 to ISS’s current report on Form 8-K dated December 14, 2006.

10.5*	Employment Agreement between ISS and Gregory R.L. Smith, dated December 8, 2006, incorporated by reference to Exhibit 10.1 to ISS’s current report on Form 8-K dated December 8, 2006.

10.6*	Employment Agreement between ISS and James Murdakes, dated March 9, 2007, incorporated by reference to Exhibit 10.1 to ISS’s current report on Form 8-K dated March 13, 2007.

21	List of Subsidiaries of ISS.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

/s/ James Murdakes	Date: March 29, 2007

James Murdakes
Chief Executive Officer

          Each person whose signature to this report on Form 10-K appears below hereby constitutes and appoints James Murdakes and Gregory R.L. Smith, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this report on Form 10-K or the amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ James Murdakes	Date: March 29, 2007

James Murdakes
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Gregory R.L. Smith	Date: March 29, 2007

Gregory R.L. Smith
Chief Financial Officer (Principal Financial & Accounting Officer)

/s/ Panos G. Michalopoulos	Date: March 29, 2007

Panos G. Michalopoulos
Director

/s/ Richard C. Magnuson	Date: March 29, 2007

Richard C. Magnuson
Director

/s/ Michael G. Eleftheriou	Date: March 29, 2007

Michael G. Eleftheriou
Director

/s/ Sven A. Wehrwein	Date: March 29, 2007

Sven A. Wehrwein
Director