Form 10-Q
period 2007-03-31
IMAGE SENSING SYSTEMS INC
filed 2007-05-10
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.01 par value per share	3,778,604 shares

IMAGE SENSING SYSTEMS, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

as of March 31, 2007 and December 31, 2006

(in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$12,580	$11,626
Short-term investments	2,000	1,800
Accounts receivable	2,948	2,957
Finished goods inventory	913	670
Investment in FHLB bond	1,100	2,300
Prepaid expenses	154	126
Deferred income taxes	193	173
Total current assets	19,888	19,652

Property and equipment, net	461	522

Goodwill	1,050	1,050

Total assets	$21,399	$21,224

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$467	$616
Accrued compensation	259	587
Accrued warranty and other	346	449
Income taxes payable	352	231
Total current liabilities	1,424	1,883

Deferred income taxes	28	8

Shareholders’ equity:
Common stock	38	38
Additional paid-in capital	8,188	8,130
Accumulated other comprehensive income	16	16
Retained earnings	11,705	11,149
	19,947	19,333
Total liabilities and shareholders’ equity	$21,399	$21,224

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Income

for the three-month periods ended March 31, 2007 and 2006

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2007	2006
Revenue:
International sales	$353	$413
Royalties	2,291	2,176
	2,644	2,589

Costs of revenue:
Cost of product sold	127	177
Royalties	—	103
	127	280
Gross profit	2,517	2,309

Operating expenses:
Selling, marketing and product support	685	622
General and administrative	570	562
Research and development	594	482
	1,849	1,666
Income from operations	668	643

Other income, net	138	97
Income before income taxes	806	740
Income taxes	250	237
Net income	$556	$503

Net income per common share:
Basic	$0.15	$0.14
Diluted	$0.14	$0.13

Weighted average number of common shares outstanding:
Basic	3,774	3,705
Diluted	3,888	3,898

See accompanying notes.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

for the three-month periods ended March 31, 2007 and 2006

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2007	2006
Operating activities:
Net income	$556	$503
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	57	83
Stock option expense	29	43
Change in operating assets and liabilities	(722)	1,220
Net cash provided by (used in) operating activities	(80)	1,849

Investing activities:
Net (purchases) disposals of property and equipment	4	(94)
Net (purchases) sales of investments	1,000	(1,800)
Net cash provided by (used in) investing activities	1,004	(1,894)

Financing activities:
Proceeds from exercise of stock options	30	26
Net cash provided by financing activities	30	26

Increase (decrease) in cash and cash equivalents	954	(19)

Cash and cash equivalents, beginning of period	11,626	9,006
Cash and cash equivalents, end of period	$12,580	$8,987

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

Note A:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note B:  Investments

Investments, at cost, consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Short-term investments - auction rate securities	$2,000	$1,800
Callable Federal Home Loan Bonds	1,100	2,300

Total	$3,100	$4,100

As of March 31, 2007 and December 31, 2006, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

A $1,200,000 bond matured in the three-month period ended March 31, 2007. There were no sales or maturities in the three-month period ended March 31, 2006.

Note C:  Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three-month periods ended March 31, 2007 and 2006 (in thousands, except per share data ):

	2007	2006
Numerator:
Net income	$556	$503
Denominator:
Shares used in basic net income per common share calculation	3,774	3,705
Effect of diluted securities:
Employee and director stock options	114	193
Shares used in diluted net income per common share calculations	3,888	3,898
Basic net income per common share	$0.15	$0.14
Diluted net income per common share	$0.14	$0.13

Note D:  Stock-based Compensation

In 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share Based Payment, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $29,000 and $43,000 of related compensation expense included in general and administrative expense for the three-month periods ended March 31, 2007 and 2006, respectively. Options to purchase 75,000 shares, at the weighted average exercise price of $14.19, and -0- shares were granted for the three-month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, $497,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 3.5 years.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month periods ended March 31, 2007 and 2006, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. We have 188,200 shares available for grants under the 2005 Stock Incentive Plan. The following table summarizes information about the stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.30–1.99	73,100	5.2 years	$ 1.34	73,100	$1.34
2.00–2.99	53,200	2.7 years	2.38	53,200	2.38
3.00–3.99	38,933	5.5 years	3.15	38,333	3.13
7.00–7.93	16,000	2.1 years	7.77	16,000	7.77
12.00-12.99	18,000	9.5 years	12.61	—	—
14.00-14.99	75,000	5.6 years	14.19	—	—
	274,233	5.1 years	3.88	180,633	2.59

Note E:  Income Taxes

In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for us on January 1, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. At January 1, 2007, the Company’s existing reserve for income tax uncertainties was not material. The Company recognized no additional liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain international tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statue of limitations is closed for tax years preceding 2003.

Note F:  New Accounting Pronouncements:

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for the Company as of December 31, 2007. We are currently evaluating the impact this pronouncement will have on our consolidated statement of financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not evaluated the impact of this standard.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer and have applied it to traffic management problems. We use a proprietary version of machine vision technology using commercially available components and video cameras to create the company’s core family of products, the Autoscope® Video Vehicle Detection System. The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

Autoscope systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc. (Econolite), our licensee in those locations. We also sell Autoscope products to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively.

The majority of our revenue is derived from royalties received from Econolite, with a second primary source of revenue received from product sales in Europe and Asia. End users of the Autoscope system throughout the world are generally funded by government agencies responsible for traffic management and/or traffic law enforcement.

Our success is primarily dependent upon (1) continued governmental funding of “Intelligent Transportation Systems”, such as machine vision, for traffic control; (2) our ability, through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers; and (3) our ability to develop new machine vision products and applications that enhance the traffic manager’s ability to cost-effectively improve traffic flow, safety and security.

Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business, with the second and third quarters being the strongest and the first and fourth quarters being the weakest, generally due to weather conditions that make roadway construction more difficult. We expect such seasonality to continue for the foreseeable future. Our international revenues have a significant large project component resulting in a varying revenue stream. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Critical Accounting Policies:

Goodwill. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our subsidiary, Flow Traffic Ltd. (Flow Traffic), and is tested for impairment on December 31 of each year. The impairment test requires us to estimate the fair value of our subsidiary and then compare it to the carrying value of the subsidiary. If the carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of projected future economic benefits to be derived from ownership of Flow Traffic. If Flow Traffic does not provide the future economic benefits we project, the fair value of this subsidiary may become impaired, and we would need to record an impairment loss.

Revenue recognition. Royalty income is recognized based upon a monthly royalty report provided to us by Econolite. This report is prepared by Econolite based on its sales of products we developed and is based on sales delivered and accepted by its customers. We recognize revenue from international sales at the time of delivery and acceptance and when the selling price is fixed or determinable and collectibility is reasonably assured. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based upon historical sales returns and changes in customer demands.

Results of Operations:

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period-to-period changes of items in the consolidated statements of income from 2007 to 2006:

	Three-Month Period Ended March 31,		Quarter Over Quarter Change
	2007	2006
International sales	13. 4%	16.0%	(14.5)%
Royalties	86.6	84.0	5.3
Total revenue	100.0	100.0	2.1
Gross profit - international sales	64.0	57.1	(4.2)
Gross profit – royalties	100.0	95.3	10.5
Selling, marketing and product support expenses	25.9	24.0	10.1
General and administrative expenses	21.6	21.7	1.4
Research and development expenses	22.5	18.6	23.2
Income from operations	25.3	24.8	3.9
Other income, net	5.2	3.7	42.3
Income taxes	9.5	9.2	5.5
Net income	21.0	19.4	10.5

Total revenue was $2.6 million in the first quarter of 2007 and in the first quarter of 2006. Royalty revenue for the first quarter of 2007 increased to $2.3 million, or 86.6% of revenue, from $2.2 million, or 84.0% of revenue, in 2006. The increase in royalty revenue in 2007 resulted primarily from a similar increase in sales volume of Autoscope products by Econolite. International sales for 2007 decreased to $353,000, or 13.4% of revenue, from $413,000, or 16.0% of revenue, in 2006. The 14.5% decrease in international sales was due primarily to a temporary delay in shipments of new AutoScope Terra products to international markets.

Gross profits on international sales for the first quarter of 2007 were $226,000, a 4.2% decrease from $236,000 in the comparable quarter of 2006, a result of the decrease in sales in the quarter. Gross profit margins on royalty revenue increased due to the royalty fee to the University of Minnesota ending in 2006.

Operating expenses increased to $1.8 million for the first quarter of 2007 from $1.7 million for the comparable period in 2006, an 11.0% increase. The primary increases were in research and development expenses, which reflect the increased commitment to develop new hardware and software products, including the Autoscope Terra line, and in selling, marketing and product support expenses, which included certain Terra marketing launch costs. We expect the level of expenses in each of the operating expense categories to increase in absolute terms over the remaining three quarters of 2007 as compared to the first quarter.

Income from operations in the first quarter of 2007 was $668,000, or 25.3% of revenue, compared to $643,000, or 24.8% of revenue, in the comparable quarter in 2005, an increase of 3.9%. The increase resulted primarily from the growth in revenue from royalties and the ending of royalty fees, which were offset in part by increased operating expenses as described above.

Other income, net, increased to $138,000 in the first quarter of 2007 from $97,000 in the comparable quarter of 2006, primarily due to higher cash balances invested and improved interest rates.

Income tax expense was $250,000 or 31.0% of pretax income in the first quarter of 2007, compared to $237,000 or 32.0% of pretax income in the comparable quarter of 2006. The decrease in income taxes was due primarily to increased tax-free interest income expected to be earned in 2007 as compared to 2006. We anticipate that the effective tax rate for the year will remain in the 30-35% range.

Net income was $556,000 in the first quarter of 2007, a 10.5% increase, compared to $503,000 in the comparable quarter of 2006 due to the factors discussed above.

Liquidity and Capital Resources:

At March 31, 2007, we had $12.6 million in cash and cash equivalents and $3.1 million in investments, compared to $11.6 million in cash and cash equivalents and $4.1 million in investments at December 31, 2006.

Net cash used in operating activities was $80,000 in the first quarter of 2007, compared to net cash provided of $1.8 million in 2006. The primary reason for the change was that we received unusually large royalty payments on accounts receivable from Econolite in 2006 for sales it made in the fourth quarter of 2005. We sold $1.0 million in investments, net of purchases, in 2007 as opposed to purchasing $1.8 million of auction rate securities in 2006.

We have a credit agreement that provides up to $1.0 million in short-term borrowings at prime rate (effective rate of 8.25% at March 31, 2007), expiring May 31, 2008. Loans would be secured by inventories, accounts receivable and equipment, and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2007 or 2006. We expect to renew the agreement at substantially the same terms and conditions prior to expiration.

We believe that cash and cash equivalents on hand at March 31, 2007, our $1.0 million revolving line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

Income Taxes:

In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for us on January 1, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. At January 1, 2007, the Company’s existing reserve for income tax uncertainties was not material. The Company recognized no additional liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain international tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statue of limitations is closed for tax years preceding 2003.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	dependence on a single product for most of our revenue;
•	budget constraints by governmental entities that purchase our products;
•	continuing ability of our licensee to pay royalties owed;
•	dependence on third parties for manufacturing and marketing our products;
•	dependence on single-source suppliers to meet manufacturing needs;
•	failure to secure adequate protection for our intellectual property rights;
•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;
•	our inability to develop new applications and product enhancements;
•	our inability to respond to low-cost local competitors in Asia and elsewhere;
•	our inability to properly manage a growth in revenue and/or production requirements;
•	the influence over our voting stock by insiders;

•	our inability to hire and retain key scientific and technical personnel;
•	our inability to achieve and maintain effective internal controls;
•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and
•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. The Company has not hedged its exposure to translation gains and losses. A 10% adverse change in foreign currency rates would not have a material effect on the Company’s results of operations or financial position.

Item 4T.    Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)   We issued the following equity securities in the following transactions, which were not registered under the Securities Act of 1933 (Securities Act): in October 2006, we granted options to purchase 18,000 shares of our common stock to one Director with an exercise price of $12.61 per share; and in January 2007, we granted options to one executive officer to purchase 50,000 shares of our common stock at an exercise price of $14.24 per share and options to another executive officer to purchase 25,000 shares at an exercise price of $14.10 per share. All of these options were granted under the Image Sensing Systems, Inc. 2005 Stock Incentive Plan (Plan). We received no proceeds upon making these grants. The grants were made in reliance on the exemption provided by Section 4(2) of and Rule 506 of Regulation D under the Securities Act. On and after April 30, 2007, grants of options under the Plan are registered under our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on that date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2007:

Exhibit

Number	Description

10.1

Employment Agreement between Image Sensing Systems, Inc. (ISS) and James Murdakes, dated March 9, 2007, incorporated by reference to Exhibit 10.1 to ISS’s Current Report on Form 8-K dated March 13, 2007.

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

Image Sensing Systems, Inc.

By:
Dated: May 10, 2007	/s/ James Murdakes
James Murdakes Chairman and Chief Executive Officer (duly authorized officer)

Dated: May 10, 2007	/s/ Gregory R.L. Smith
Gregory R.L. Smith Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Employment Agreement between Image Sensing Systems, Inc. (ISS) and James Murdakes, dated March 9, 2007, incorporated by reference to Exhibit 10.1 to ISS’s Current Report on Form 8-K dated March 13, 2007.

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