Form 10-Q
period 2007-06-30
IMAGE SENSING SYSTEMS INC
filed 2007-08-09
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $0.01 par value per share	3,779,604 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
as of June 30, 2007 and December 31, 2006
(in thousands)

	June 30, 2007	December 31, 2006

	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$11,608	$11,626
Short-term investments	2,000	1,800
Accounts receivable	3,900	2,957
Inventories	1,423	670
Investment in FHLB bond	1,100	2,300
Prepaid expenses	181	126
Deferred income taxes	193	173

Total current assets	20,405	19,652

Property and equipment, net	421	522

Goodwill	1,050	1,050

Total assets	$21,876	$21,224

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$376	$616
Accrued compensation	268	587
Accrued warranty and other	372	449
Income taxes payable	119	231

Total current liabilities	1,135	1,883

Deferred income taxes	28	8

Shareholders’ equity:
Common stock	38	38
Additional paid-in capital	8,235	8,130
Accumulated other comprehensive income	33	16
Retained earnings	12,407	11,149

	20,713	19,333

Total liabilities and shareholders’ equity	$21,876	$21,224

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes.

Image Sensing Systems, Inc.
Consolidated Statements of Income
for the three-month and six-month periods ended June 30, 2007 and 2006
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,

	2007	2006	2007	2006

Revenue:
International sales	$736	$898	$1,089	$1,311
Royalties	2,304	2,508	4,595	4,684

	3,040	3,406	5,684	5,995

Costs of revenue:
Cost of product sold	288	368	415	545
Royalties	—	116	—	219

	288	484	415	764

Gross profit	2,752	2,922	5,269	5,231

Operating expenses:
Selling, marketing and product support	876	792	1,561	1,414
General and administrative	552	571	1,122	1,133
Research and development	534	510	1,128	992

	1,962	1,873	3,811	3,539

Income from operations	790	1,049	1,458	1,692

Other income (expense), net	142	(75)	280	22

Income before income taxes	932	974	1,738	1,714
Income taxes	230	263	480	500

Net income	$702	$711	$1,258	$1,214

Net income per common share:
Basic	$0.18	$0.19	$0.33	$0.33

Diluted	$0.18	$0.18	$0.32	$0.31

Weighted average number of common shares outstanding:
Basic	3,779	3,717	3,776	3,711

Diluted	3,874	3,881	3,880	3,886

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
for the six-month periods ended June 30, 2007 and 2006
(Unaudited)
(in thousands)

	Six-Month Periods Ended June 30,

	2007	2006

Operating activities:
Net income	$1,258	$1,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	123	195
Stock option expense	73	137
Change in operating assets and liabilities	(2,483)	1,103

Net cash provided by (used in) operating activities	(1,029)	2,649

Investing activities:
Net (purchases) disposals of property and equipment	(22)	(253)
Net (purchases) sales of investments	1,000	(1,800)

Net cash provided by (used in) investing activities	978	(2,053)

Financing activities:
Proceeds from exercise of stock options	33	59

Net cash provided by financing activities	33	59

Increase (decrease) in cash and cash equivalents	(18)	655

Cash and cash equivalents, beginning of period	11,626	9,006

Cash and cash equivalents, end of period	$11,608	$9,661

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (referred to herein as “we,” “us,” “our” and the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note B: Investments

Investments, at cost, consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006

Short-term investments - auction rate securities	$2,000	$1,800
Callable Federal Home Loan Bonds	1,100	2,300

Total	$3,100	$4,100

As of June 30, 2007 and December 31, 2006, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

There were no sales or maturities in the three-month period ended June 30, 2007.

Note C: Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2007 and 2006 (in thousands, except per share data ):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,

	2007	2006	2007	2006

Numerator:
Net income	$702	$711	$1,258	$1,214

Denominator:
Shares used in basic net income per common share calculation	3,779	3,717	3,776	3,711
Effect of diluted securities:
Employee and director stock options	95	164	104	175

Shares used in diluted net income per common share calculations	3,874	3,881	3,880	3,886

Basic net income per common share	$0.18	$0.19	$0.33	$0.33

Diluted net income per common share	$0.18	$0.18	$0.32	$0.31

Note D: Stock-based Compensation

In 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share Based Payment, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $73,000 and $137,000 of related compensation expense included in general and administrative expense for the six-month periods ended June 30, 2007 and 2006, respectively. Options to purchase 31,000 shares and 106,000 shares at the weighted average exercise price of $15.85 and $14.68 and options to purchase -0- shares and -0- shares were granted for the three-month and six-month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, $626,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 3.0 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month and six-month periods ended June 30, 2007.

Our stock options generally vest over one to five years of service and have a contractual life of four to ten years. We have 157,200 shares available for grants under our 2005 Stock Incentive Plan. The following table summarizes information about the stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.30–1.99	72,600	5.0 years	$1.34	72,600	$1.34
2.00–2.99	52,200	2.5 years	2.38	52,200	2.38
3.00–3.99	38,933	5.3 years	3.15	38,333	3.13
7.00–7.93	16,000	1.8 years	7.77	16,000	7.77
12.00-12.99	18,000	9.3 years	12.61	—	—
14.00-14.99	75,000	5.6 years	14.19	—	—
15.00-15.99	16,000	3.9 years	15.70	—	—
16.00-16.99	15,000	5.9 years	16.00	—	—

	303,733	4.8 years	7.41	179,133	2.60

Note E: Income Taxes

In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for us on January 1, 2007.

We adopted the provisions of FIN 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. At January 1, 2007, our existing reserve for income tax uncertainties was not material. We recognized no additional liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

We are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain international tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statute of limitations is closed for tax years preceding 2003.

Note F: New Accounting Pronouncements:

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 will be effective for us as of December 31, 2007. We are currently evaluating the impact this pronouncement will have on our consolidated statement of financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not evaluated the impact of SFAS No. 157 on our financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

We have developed proprietary machine vision technology that converts real world information into digital electronic signals for processing by computer and have applied it to traffic management problems. We use a proprietary version of machine vision technology and commercially available components and video cameras to create our core family of products - the Autoscope® Video Vehicle Detection System. The Autoscope system is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

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

Our success is primarily dependent upon continued governmental funding of “Intelligent Transportation Systems”, such as machine vision, for traffic control; our ability, through Econolite and our sales representatives in Europe and Asia, to successfully market the Autoscope System to individual traffic managers; and our ability to develop new machine vision products and applications that enhance the traffic manager’s ability to cost-effectively improve traffic flow, safety and security.

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

Results of Operations:

The following tables set forth, for the periods indicated, certain statements of income data as a percent of total revenue; gross profit on product sales and royalties as a percentage of product sales and royalties, respectively; and period-to-period changes of items in the consolidated statements of income from 2007 to 2006:

	Three-Month Period Ended June 30,		Quarter Over Quarter Change

	2007	2006

International sales	24.2%	26.4%	(18.0)%
Royalties	75.8	73.6	(8.1)

Total revenue	100.0	100.0	(10.7)
Gross profit - international sales	60.9	59.0	(15.5)
Gross profit – royalties	100.0	95.4	(3.7)
Selling, marketing and product support expenses	28.8	23.3	10.6
General and administrative expenses	18.2	16.8	(3.3)
Research and development expenses	17.6	15.0	4.7
Income from operations	26.0	30.8	(24.7)
Other income, net	4.7	(2.2)	—
Income taxes	7.6	7.7	(12.5)
Net income	23.1	20.9	(1.3)

	Six-Month Period Ended June 30,		Six-months Over Six- months Change

	2007	2006

International sales	19.2%	21.9%	(16.9)%
Royalties	80.8	78.1	(1.9)

Total revenue	100.0	100.0	(5.2)
Gross profit - international sales	61.9	58.4	(12.0)
Gross profit – royalties	100.0	95.3	2.9
Selling, marketing and product support expenses	27.5	23.6	10.4
General and administrative expenses	19.7	18.9	(1.0)
Research and development expenses	19.8	16.5	13.7
Income from operations	25.7	28.2	(13.8)
Other income, net	4.9	0.4	1172.7
Income taxes	8.4	8.3	(4.0)
Net income	22.1	20.3	3.6

International sales decreased 18.0% for the second quarter of 2007 versus the comparable quarter of 2006 and 16.9% for the first half of 2007 over the comparable period of 2006 primarily due to two large sales in the Asian market made in 2006. Royalty income decreased 8.1% for the 2007 second quarter and 1.9% for the 2007 first half versus the comparable periods in 2006. We believe this is due in part to our transition to the Autoscope Terra line of products and its probable impact on the timing of end customer purchases. Although we cannot predict how long the transition will impact end customer decisions, we do not expect the impact to be long-term in nature.

Gross profit declines for international sales are due to the decrease in sales in these markets. The gross profit margin on international sales increased modestly in the second quarter and first half of 2007 from comparable periods in 2006 due to a change in mix of international sales. Gross profit on royalties decreased 3.7% in the first quarter of 2007 versus the comparable period in 2006. The decrease was due to lower royalties, but it was partially offset by the expiration of royalties to the University of Minnesota, which ceased in July 2006. For the first half, gross profit on royalties increased 2.9% in 2007 versus 2006, with lower royalty revenue being more than offset by the end of royalty expense to the University of Minnesota. We anticipate for the second half of 2007 that royalty gross profit margins will be 100% and that gross profit margins on international sales will decrease due to higher manufacturing costs and pricing concessions on non-Terra inventory.

Operating expenses increased 4.8% and 7.7%, respectively, in the second quarter and first half of 2007 over the comparable periods in 2006 primarily due to added staff in each category of operating expense along with related payroll taxes, benefits and infrastructure to support the added staff. Secondarily, we incurred costs in 2007 to promote the launch of the Terra line. These increases were partially offset by lower legal and stock option expense in 2007 versus 2006. Income from operations decreased 24.7% and 13.8% in the second quarter and first half of 2007, respectively, versus comparable periods in 2006 mainly due to decreased revenue and, to a lesser extent, increases in operating expenses. We anticipate that operating expenses for the second half of 2007 will continue to run ahead of 2006 levels in each of the categories.

Other income, net for the second quarter and first half of 2007 increased significantly over the comparable periods in 2006. This is primarily due to the Econolite settlement made in 2006, which offset most interest income in that year. Other income, net for the second quarter and first half of 2007 is substantially all interest income and is predominantly tax-exempt interest. Income taxes decreased in the second quarter and first half of 2007 compared to 2006 primarily due to a credit carryback recognized in 2007.

Net income for the second quarter of 2007 was $702,000, a decrease of 1.3% from the comparable quarter of 2006, and $1.3 million for the first half of 2007, an increase of 3.6% over the comparable period of 2006, due to the factors discussed above.

Liquidity and Capital Resources:

At June 30, 2007, we had $11.6 million in cash and cash equivalents and $3.1 million in investments, compared to $11.6 million in cash and cash equivalents and $4.1 million in investments at December 31, 2006.

Net cash used in operating activities was $1.0 million in the first half of 2007, compared to net cash provided of $2.6 million in 2006. The primary reason for the change was that we received unusually large royalty payments on accounts receivable from Econolite in 2006 for sales it made in the fourth quarter of 2005. Additionally, in the first half of 2007, inventory increased by $753,000 primarily due to the Terra product transition. We sold $1.0 million in investments, net, in 2007 as opposed to purchasing $1.8 million in investments in 2006.

We have a credit agreement that provides up to $1.0 million in short-term borrowings at prime rate (effective rate of 8.25% at June 30, 2007), expiring May 31, 2008. Loans would be secured by inventories, accounts receivable and equipment, and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2007 or 2006. We expect to renew the agreement at substantially the same terms and conditions prior to expiration.

We believe that cash and cash equivalents on hand at June 30, 2007, our $1.0 million revolving line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements in the foreseeable future.

Income Taxes:

In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for us on January 1, 2007.

We adopted the provisions of FIN 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 % likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. At January 1, 2007, our existing reserve for income tax uncertainties was not material. We recognized no additional liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

We are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain international tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statute of limitations is closed for tax years preceding 2003.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	dependence on a single product for most of our revenue;

•	budget constraints of governmental entities that purchase our products;

•	continuing ability of our licensee to pay royalties owed;

•	dependence on third parties for manufacturing and marketing our products;

•	dependence on single-source suppliers to meet manufacturing needs;

•	failure to secure adequate protection for our intellectual property rights;

•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;

•	our inability to develop new applications and product enhancements;

•	our inability to effectively respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage any growth in revenue and/or production requirements;

•	the influence over our voting stock by insiders;

•	our inability to hire and retain key scientific and technical personnel;

•	our inability to achieve and maintain effective internal controls;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. We have not hedged our exposure to translation gains and losses. A 10% adverse change in foreign currency rates would not have a material effect on our results of operations or financial position.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on May 31, 2007 in St. Paul, Minnesota. In connection with the Annual Meeting, we filed our definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and solicited proxies. The only matters voted on at the Annual Meeting were the election of directors and the approval of Grant Thornton LLP as our independent registered public accounting firm for 2007. The votes on these were as follows:

1.	Election of directors:

Director	For	Withhold Authority

Kenneth R. Aubrey	3,010,488	312,514
Michael G. Eleftheriou	3,137,993	185,009
Richard Magnuson	3,002,735	320,267
Panos G. Michalopoulos	3,178,823	144,179
James Murdakes	3,181,754	141,248
Sven A. Wehrwein	3,308,611	14,391

2.	Approval of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2007:

For	Against	Abstain

3,213,778	105,195	4,029

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2007:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

By:

Dated: August 9, 2007	/s/ Kenneth R. Aubrey

Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: August 9, 2007	/s/ Gregory R.L. Smith

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