Form 10-Q
period 2007-09-30
IMAGE SENSING SYSTEMS INC
filed 2007-11-02
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 8, 2007
Common Stock, $0.01 par value per share	3,780,604 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

as of September 30, 2007 and December 31, 2006

(in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$14,340	$11,626
Short-term investments	2,000	1,800
Accounts receivable, net	4,288	2,957
Inventories	1,245	670
Investment in FHLB bond	—	2,300
Prepaid expenses	220	126
Deferred income taxes	193	173
Total current assets	22,286	19,652

Property and equipment, net	396	522

Goodwill	1,050	1,050

Total assets	$23,732	$21,224

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$492	$616
Accrued compensation	398	587
Accrued warranty and other	475	449
Income taxes payable	247	231
Total current liabilities	1,612	1,883

Deferred income taxes	28	8

Shareholders’ equity:
Common stock	38	38
Additional paid-in capital	8,296	8,130
Accumulated other comprehensive income	54	16
Retained earnings	13,704	11,149
	22,092	19,333
Total liabilities and shareholders’ equity	$23,732	$21,224

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Income

for the three-month and nine-month periods ended September 30, 2007 and 2006

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2007	2006	2007	2006
Revenue:
International sales	$1,143	$398	$2,232	$1,709
Royalties	3,041	2,598	7,636	7,282
	4,184	2,996	9,868	8,991

Costs of revenue:
Cost of product sold	536	208	951	753
Royalties	—	1	—	220
	536	209	951	973
Gross profit	3,648	2,787	8,917	8,018

Operating expenses:
Selling, marketing and product support	749	681	2,310	2,095
General and administrative	710	416	1,832	1,549
Research and development	553	590	1,681	1,582
	2,012	1,687	5,823	5,226
Income from operations	1,636	1,100	3,094	2,792

Other income (expense), net	149	(42)	429	(20)
Income before income taxes	1,785	1,058	3,523	2,772
Income taxes	488	327	968	827
Net income	$1,297	$731	$2,555	$1,945

Net income per common share:
Basic	$0.35	$0.20	$0.68	$0.52
Diluted	$0.34	$0.19	$0.66	$0.50

Weighted average number of common shares outstanding:
Basic	3,780	3,733	3,777	3,718
Diluted	3,866	3,887	3,876	3,887

See accompanying notes.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

for the nine-month periods ended September 30, 2007 and 2006

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2007	2006
Operating activities:
Net income	$2,555	$1,945
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	197	277
Stock option expense	132	166
Change in operating assets and liabilities	(2,234)	1,454
Net cash provided by operating activities	650	3,842

Investing activities:
Purchases of property and equipment	(71)	(325)
Net (purchases) sales of investments	2,100	(1,800)
Net cash provided by (used in) investing activities	2,029	(2,125)

Financing activities:
Proceeds from exercise of stock options	35	93
Net cash provided by financing activities	35	93

Increase in cash and cash equivalents	2,714	1,810

Cash and cash equivalents, beginning of period	11,626	9,006
Cash and cash equivalents, end of period	$14,340	$10,816

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (referred to herein as “we,” “us,” “our” and the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006.

Note B: Investments

Investments, at cost, consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Short-term investments - auction rate securities	$2,000	$1,800
Callable Federal Home Loan Bonds	—	2,300

Total	$2,000	$4,100

As of September 30, 2007 and December 31, 2006, investments are classified as available-for-sale. The cost of investments approximate market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

A $1,100,000 bond matured in the three-month period ended September 30, 2007.

Note C: Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,297	$731	$2,555	$1,945
Denominator:
Shares used in basic net income per common share calculation	3,780	3,733	3,777	3,718
Effect of diluted securities:
Employee and director stock options	86	154	99	169
Shares used in diluted net income per common share calculations	3,866	3,887	3,876	3,887
Basic net income per common share	$0.35	$0.20	$0.68	$0.52
Diluted net income per common share	$0.34	$0.19	$0.66	$0.50

Note D: Stock-based Compensation

In 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share Based Payment, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $132,000 and $166,000 of related compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2007 and 2006, respectively. Options to purchase 106,000 shares (at a weighted average exercise price of $14.68) were granted for the nine-month period ended September 30, 2006. As of September 30, 2007, $567,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.8 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month and nine-month periods ended September 30, 2007 and 2006.

Our stock options generally vest over one to five years of service and have a contractual life of four to ten years. We have 157,200 shares available for grants under our 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	71,100	4.7 years	$1.34	71,100	$1.34
2.00-2.99	52,200	2.2 years	2.38	52,200	2.38
3.00-3.99	38,933	5.0 years	3.15	38,333	3.13
7.00-7.93	16,000	1.6 years	7.77	16,000	7.77
12.00-12.99	18,000	9.0 years	12.61	—	—
14.00-14.99	75,000	5.3 years	14.19	—	—
15.00-15.99	16,000	3.7 years	15.70	—	—
16.00-16.99	15,000	5.6 years	16.00	—	—
	302,233	4.5 years	7.44	177,633	2.61

Note E: Income Taxes

In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for us on January 1, 2007.

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

We are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain international tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statute of limitations is closed for tax years preceding 2003 for U.S. jurisdictions.

Note F: New Accounting Pronouncements:

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 will be effective for us as of December 31, 2007. We do not anticipate that the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.

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

Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business, with the second and third quarters being the strongest and the first and fourth quarters being the weakest, generally due to weather conditions in most of our markets that make roadway construction more difficult. We expect such seasonality to continue for the foreseeable future. Our international revenues have a significant large project component resulting in a varying revenue stream. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Critical Accounting Policies:

Goodwill. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our subsidiary, Flow Traffic Ltd. (Flow Traffic), and is tested for impairment on December 31 of each year. The impairment test requires us to estimate the fair value of our subsidiary and then compare it to the carrying value of the subsidiary. If the carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of projected future economic benefits to be derived from our ownership of Flow Traffic. If Flow Traffic does not provide the future economic benefits we project, the fair value of this subsidiary may become impaired, and we would need to record an impairment loss.

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

Results of Operations:

The following tables set forth, for the periods indicated, certain statements of income data as a percent of total revenue; gross profit on product sales and royalties as a percentage of product sales and royalties, respectively; and period-to-period changes of items in the consolidated statements of income from 2007 to 2006:

	Three-Month Period Ended September 30,		Quarter Over Quarter
	2007	2006	Change
International sales	27.3%	13.3%	187.2%
Royalties	72.7	86.7	17.1
Total revenue	100.0	100.0	39.7
Gross profit - international sales	53.1	47.7	219.5
Gross profit – royalties	100.0	100.0	17.1
Selling, marketing and product support expenses	17.9	22.7	10.0
General and administrative expenses	17.0	13.9	70.7
Research and development expenses	13.2	19.7	(6.3)
Income from operations	39.1	36.7	48.7
Other income (expense), net	3.6	(1.4)	NMF
Income taxes	11.7	10.9	49.2
Net income	31.0	24.4	77.4

	Nine-Month Period Ended September 30,		Nine-months Over Nine- months
	2007	2006	Change
International sales	22.6%	19.0%	30.6%
Royalties	77.4	81.0	4.9
Total revenue	100.0	100.0	9.8
Gross profit - international sales	57.4	55.9	34.0
Gross profit – royalties	100.0	97.0	8.1
Selling, marketing and product support expenses	23.4	23.3	10.3
General and administrative expenses	18.6	17.2	18.3
Research and development expenses	17.0	17.6	6.3
Income from operations	31.4	31.1	10.8
Other income (expense), net	4.3	(0.2)	NMF
Income taxes	9.8	9.2	17.0
Net income	25.9	21.6	31.4

International sales increased 187.2% for the third quarter of 2007 versus the comparable quarter of 2006 and 30.6% for the first nine months of 2007 over the comparable period of 2006. Royalty income increased 17.1% for the 2007 third quarter and 4.9% for the 2007 first nine months versus the comparable periods in 2006. We believe these increases are primarily due to increased acceptance of our Autoscope Terra line of products, which was introduced in April of this year.

Gross profit increases for international sales are due to increased sales in international markets. The gross profit margin on international sales increased modestly in the third quarter and first nine months of 2007 from comparable periods in 2006 due to a change in mix of international sales. Increased gross profit on royalties in the third quarter of 2007 versus the comparable period in 2006 related directly to the increased royalties for the quarter. For the first nine months, gross profit on royalties increased 8.1% in 2007 versus 2006 because of higher royalty revenue and the end of royalty expense to the University of Minnesota in July 2006. We anticipate for the rest of 2007 that royalty gross profit margins will be 100% and that gross profit margins on international sales will decrease due to higher manufacturing costs and pricing concessions on non-Terra inventory.

Operating expenses increased 19.3% and 11.4%, respectively, in the third quarter and first nine months of 2007 over the comparable periods in 2006 primarily due to added staff in each category of operating expense along with related payroll taxes, benefits and infrastructure to support the added staff. In addition, we incurred marketing costs in 2007 to promote the launch of the Terra line and increased administrative costs for outside consultants, which contributed to the increase in operating expense. These increases were partially offset by lower legal and stock option expense in 2007 versus 2006. Income from operations increased 48.7% and 10.8% in the third quarter and first nine months of 2007, respectively, versus comparable periods in 2006 due to increased revenue which more than offset increased operating expenses. We anticipate that operating expenses for all of 2007, in absolute dollars, will exceed 2006 levels in each of the categories.

Other income, net for the third quarter and first nine months of 2007 increased significantly over the comparable periods in 2006. This is primarily due to the Econolite settlement made in 2006, which offset most interest income in that year. Other income, net for the third quarter and first nine months of 2007 is substantially all interest income and is predominantly tax-exempt interest. Income taxes increased in the third quarter and first nine months of 2007 compared to 2006 substantially in proportion to the increase in operating income.

Net income for the third quarter of 2007 was $1.3 million, an increase of 77.4% from the comparable quarter of 2006, and $2.6 million for the first nine months of 2007, an increase of 31.4% over the comparable period of 2006, due to the factors discussed above.

Liquidity and Capital Resources:

At September 30, 2007, we had $14.3 million in cash and cash equivalents and $2.0 million in investments, compared to $11.6 million in cash and cash equivalents and $4.1 million in investments at December 31, 2006.

Net cash provided by operating activities was $650,000 in the first nine months of 2007, compared to net cash provided of $3.8 million in 2006. The primary reason for the change was that we received unusually large royalty payments on accounts receivable from Econolite in 2006 for sales it made in the fourth quarter of 2005. Additionally, in the first nine months of 2007, inventory increased by $575,000 primarily due to the Terra product transition. For investing activities, we sold $2.1 million in investments, net, in 2007 as compared to purchasing $1.8 million in investments, net, in 2006.

We have a credit agreement that provides up to $1.0 million in short-term borrowings at prime rate (effective rate of 7.75% at September 30, 2007), expiring May 31, 2008. Any loans would be secured by inventories, accounts receivable and equipment, and the bank would have the right of setoff against checking, savings and other accounts we have with the bank. We had no outstanding borrowings under the credit agreement in 2007 or 2006. We expect to renew the agreement at substantially the same terms and conditions prior to expiration.

We believe that cash and cash equivalents on hand at September 30, 2007, our $1.0 million revolving line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements for the foreseeable future.

Income Taxes:

In June 2006, the Financial Accounting Standards Bound (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for us on January 1, 2007.

We adopted the provisions of FIN 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. At January 1, 2007, our existing reserve for income tax uncertainties was not material. We recognized no additional liabilities for unrecognized tax benefits as a result of the implementation of FIN 48.

We are subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain international tax jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Generally, the statute of limitations is closed for tax years preceding 2003 for U.S. jurisdictions.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. These forward-looking statements are intended to be subject to the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	dependence on a single product for most of our revenue;

•	budget constraints of governmental entities that purchase our products;

•	continuing ability of our licensee to pay royalties owed;

•	dependence on third parties for manufacturing and marketing our products;

•	dependence on single-source suppliers to meet manufacturing needs;

•	failure to secure adequate protection for our intellectual property rights;

•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;

•	our ability to develop new applications and product enhancements;

•	our ability to effectively respond to low-cost local competitors in Asia and elsewhere;

•	our ability to properly manage any growth in revenue and/or production requirements;

•	the influence over our voting stock by insiders;

•	our ability to hire and retain key scientific and technical personnel;

•	our ability to achieve and maintain effective internal controls;

•	our ability to predict product, customer and geographic sales mix;

•	our ability to successfully manage operating costs;

•	our ability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control, such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the factors described in our reports and other documents we filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We encourage you to consider all of these risks, uncertainties and other factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. As a result of these matters, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from the expected results discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date of this release, and we undertake no obligation to update them to reflect subsequent events or circumstances.

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

(a) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarter ended September 30, 2007:

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

Image Sensing Systems, Inc.

By:

Dated: November 2, 2007	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey President and Chief Executive Officer (principal executive officer)

Dated: November 2, 2007	/s/ Gregory R.L. Smith
Gregory R.L. Smith Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.