Form 10-K
period 2007-12-31
IMAGE SENSING SYSTEMS INC
filed 2008-03-07
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company.)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

          As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44,097,715 based on the closing sale price as reported on The NASDAQ Capital Market.

          The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2008 was 3,927,806 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2008 (Proxy Statement)	Part III

Image Sensing Systems, Inc.
2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

          Image Sensing Systems, Inc. (referred to in this report as “we,” “us,” “our” and the “Company”) develops and markets video image processing products for use in traffic applications such as intersection control, highway, bridge and tunnel traffic management and traffic data collection.

          We are the leading provider of software-based computer enabled detection, or CED, products and solutions for the intelligent transportation systems, or ITS, industry. Our family of products, which we market as Autoscope® and RTMS®, provides end users with the tools needed to optimize traffic flow, enhance driver safety, regulate air quality and address emerging security/surveillance concerns. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users.

          CED is a process in which software rather than humans examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, CED is a critical component of managing congestion and traffic flow. In many markets, it is not possible to build roads, bridges and highways quickly enough to accommodate increasing automobile ownership. For example, in 2007 there were approximately 3.0 million vehicles in Moscow, and the number of vehicles is expected to increase by 50% to 4.5 million vehicles by 2012. In China, 7.0 million vehicles were introduced in 2006, with this figure increasing by 133% to 16.3 million additional vehicles expected in 2014. We believe this growing use of vehicles worldwide will make CED-based ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

          We believe our CED solutions are technically superior to those of our competitors because they have a higher level of accuracy, limit the occurrence of false detection, are generally easier to install with lower costs of ownership, work effectively in a multitude of light and weather conditions, and provide end users the ability to manage inputs from a variety of sensors for a number of tasks. It is our view that the technical advantages of our products make our solutions ideally suited for use in ITS as well as adjacent markets. We believe that the market for CED is increasingly favoring converged solutions that include ITS, security/surveillance and environmental management, which we expect to increase demand for CED products such as ours.

          We believe the strength of our distribution channels positions us to increase the penetration of our technology-driven solutions in the marketplace. We market our Autoscope products in North America, the Caribbean and Latin America through an exclusive agreement with Econolite, which we believe is the leading distributor of ITS intersection control products in North America and the Caribbean. We market our Autoscope products outside of North America, the Caribbean and Latin America and our RTMS products through a combination of distribution and direct sales channels, including our wholly-owned subsidiaries in Hong Kong, Poland and the United Kingdom. Our end users primarily include governmental agencies and municipalities, and, as of December 31, 2007, we had sold over 80,000 instances in more than 60 countries.

          In December 2007, we completed the EIS asset purchase. EIS was a leading provider of radar-based detection solutions. On a pro forma basis for 2007, our revenues, including revenues from the EIS asset purchase, increased approximately 82% compared with our stand-alone revenues for 2006. In addition to the increased scale we gained through the EIS asset purchase, the addition of EIS’ RTMS radar products enables us to provide a wider array of CED products to our end users and support the introduction of hybrid product offerings to help drive market demand.

Industry Overview

          The Intelligent Transportation Systems Market. The market for ITS is large and growing. According to a December 2007 report by Global Industry Analysts, Inc., total ITS sales in the United States and Europe for 2007 were approximately $3.4 billion and $2.8 billion, respectively, and total global ITS sales were approximately $8.7 billion. Global Industry Analysts expects total global ITS sales to reach $12.5 billion by the end of 2010, representing a compound annual growth rate of 11.6% for the period from 2000 to 2010.

          ITS encompasses a broad range of information processing and control electronics technologies that, when integrated into roadway infrastructure, help monitor and manage traffic flow, reduce congestion and enhance driver safety. The ITS market has been built around the detection of conditions that impact the proper operation of roadway infrastructure. ITS applications include a wide array of traffic management systems, such as traffic signal control, automatic number plate recognition and variable messaging signs. ITS technologies include video vehicle detection, inductive loop detection, sensing technologies, floating cellular data, computational technologies and wireless communications.

          In traffic management applications, CED products are used for automated vehicle detection and are a primary data source upon which ITS solutions are built. Traditionally, automated vehicle detection is performed using inductive wire loops buried in the pavement. However, in-pavement loop detectors are costly to install, difficult to maintain, expensive to repair and not capable of wide-area vehicle detection without installations of multiple loops.

          Above-ground CED solutions for ITS offer several advantages to in-pavement loop detectors. Above-ground CED solutions tend to have lower total cost of ownership than in-pavement loop detectors because above-ground CED solutions are non-destructive to road surfaces, do not require closing roadways to install or repair, and are capable of wide-area vehicle detection with a single device, thus enabling one input device to do the work of many in-pavement loops. Due to their location above ground, CED solutions have no exposure to the wear and tear associated with expanding and contracting pavement and the vibration and compaction caused by traffic. Furthermore, in the event of malfunction or product failure, above-ground CED solutions can be serviced and repaired without shutting down the roadway. Each of these factors results in greater up-time and increased reliability of above-ground CED solutions compared to in-pavement loop detectors. Above-ground CED solutions also tend to offer a broader set of detection capabilities and a wider field of view than in-pavement loop detectors. For example, unlike in-pavement loops, above-ground CED solutions can detect smoke and debris. In addition, a single unit video- or radar-based CED system can detect and measure a variety of data points, including vehicle presence, counts, speed, length, time occupancy, headway and flow rate as well as environmental factors and obstructions to the roadway. An equivalent installation using loops would require many installations per lane.

          We believe our Autoscope and RTMS products are competitive with and can take market share from in-pavement loop detectors. We believe the U.S. ITS video detection market sales in 2007 were approximately $110 to $130 million and growing at approximately 20% per year. We believe that we are the leader in the U.S. video detection market in terms of unit sales, and we estimate that U.S. sales of the in-pavement loop detectors our products can supplant were approximately $500 million in 2007.

          We believe that several trends are driving the growth in ITS and adjacent market segments:

          Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. For example, in 2006 there were 7.0 million new vehicles introduced in China and the number is expected to be 7.5 million in 2007 and 16.3 million by 2014. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed. The population of the United States has grown by about 30% or 70 million from 1982 to 2007, while highway miles have increased by approximately 5% in the same period. Between 1970 and 2005, the number of registered highway vehicles in the U.S. increased from 111 million to 247 million. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. CED-based traffic management and control systems attempt to solve the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

          The Demographics of Urbanization. Accelerated worldwide urbanization drives the creation and expansion of middle classes and produces heightened demand for automobiles. Currently, there are over 400 cities in the world with over 1 million people. Since automobiles can be introduced to a metropolitan area faster than roadway infrastructure can be constructed, the result is continuously worsening traffic. Because expanding the roadway infrastructure is slow and costly to implement, and often environmentally undesirable, government agencies are increasingly turning to technology-based congestion solutions that optimize performance and throughput of existing and new roadway infrastructure. Detection is the requisite common denominator for any technology-based solution.

          The Melding of Large City Service Domains. Large cities require a wide range of service domains, including traffic, security/surveillance and environmental protection. These cities are increasingly turning to centralized management of these service domains, employing a command and control model that requires sharing and integrating data across service domains to operate effectively. For example, data collected for the traffic management service domain is relevant to all of the other service domains. This means that each CED sensor can supply information to multiple domain services. In turn, we believe the sharing of detection information across service domains will increase the level of sophistication required to process and interpret that information.

          Advances in Wireless Technology Create the Ubiquitous Network. Businesses and government entities, motivated by the need for improved productivity and functionality, are increasingly adopting pervasive, networked information systems. The internet and widely available broadband networks, including recent advances in wireless technologies such as mesh networks, have greatly reduced the deployment costs of adding broadly distributed CED solutions to existing information systems. We believe that lower cost of deployment will increase demand for CED.

          The Ascendancy of CED. Electronics of all sorts are becoming smaller and less costly to manufacture, while becoming more capable of performing certain complicated tasks than humans. CED solutions benefit from these trends. Of particular significance is the evolving concept of hybrid detection in which two or more sensing types such as radar and video are combined in a common CED device in which the weaknesses of each are synergistically offset by the strengths of the other. By leveraging a common digital signal processor and network interface, we believe the incremental cost of a hybrid device will be significantly lower than deploying multiple, single-sensor CED devices. This makes the concepts of “rich sensing” and “instrumenting the city” through CED solutions cost effective, which we believe will result in extensive proliferation of sophisticated sensors and detection devices.

          Solutions for Adjacent Markets. We believe that the adjacent markets of ITS, security/surveillance and environmental management are converging, and that this convergence will accelerate as CED systems become more cost-effective when a single CED unit can be used for multiple purposes. Because the CED technologies involved are closely related, we believe our CED technology can be adapted to or is already capable of addressing these adjacent markets. According to Civitas Group, the global market for homeland security is estimated in 2006 to have been approximately $55.0 billion; whereas National Defense Magazine states that the environmental management market was $520.0 billion in 2002. Both are growing.

          We believe that environmental management systems will become a necessity, especially in large cities where the costs of air pollution are being increasingly borne by city residents. Long traffic delays ensure that idling vehicles have adverse effects on urban areas. In conjunction with video detection for ITS, CED products can help governmental agencies reduce air pollution and energy consumption by controlling traffic flow and reducing travel time, accidents and delays. We believe that the convergence of traffic, security/surveillance and environmental management should drive significant continued CED demand growth.

Our Competitive Strengths

          We are the leading provider of software-based CED products and solutions for the ITS industry. We have the following competitive strengths that we expect will continue to enhance our leadership position in ITS and adjacent industries:

          Leading Proprietary Technologies. Over the last two decades, we have developed a proprietary portfolio of complex software algorithms and applications that we have continuously enhanced and refined. These algorithms, which include our advanced signal processing technologies, allow our video and radar detection products to capture and analyze objects in diverse weather and lighting conditions and to balance the accuracy of positive detection and the avoidance of false detections. Due to the strength of these proprietary technologies, we believe we command premium pricing and, as a result, have achieved, on average, annual double-digit revenue growth over the last five years. CED technologies similar to ours are also difficult to develop and refine in a commercially viable manner. We therefore believe we are well positioned to quickly introduce next-generation products to market and continue our historically strong growth.

          Proven Ability to Develop, Enhance and Market New Products. We are developing and enhancing our product offerings. Over the last two decades, we have demonstrated the ability to lead the market with new products and product enhancements. For example, we were the first company to provide our end users with a fully integrated color camera, zoom lens and machine vision processor in our Autoscope Solo system. Additionally, EIS was one of the first companies to introduce radar-based technology solutions for ITS applications, and it has continued to lead the market with technology enhancements and new products, such as RTMS. We have successfully collaborated with our long-term channel partners to market these new products. We believe that developing, enhancing and marketing new products with our partners translates into strong organic revenue growth and high levels of profitability.

          Leading Distribution Channel. We have maintained a relationship with Econolite for the distribution of our Autoscope products in North America and the Caribbean since 1991 and in Latin America since 2002. We believe that Econolite is the leading distributor of ITS control products in North America and the Caribbean. In our view, this relationship enhances our ability to commercialize and market new products and allows us to focus on our core business of advanced signal processing software algorithms. Although we expect our percentage of revenue attributable to Econolite to somewhat lessen over the next few years due to international diversification, we expect that our revenue dollars attributable to Econolite will continue to grow.

          Broad Product Portfolio. Our product portfolio leverages our core software-based algorithms for CED to enable end users to detect and monitor objects in a designated field of view. We believe that our family of Autoscope and RTMS products allows us to offer a broad product portfolio that meets the needs of our end users. Additionally, our intention is to use our broad product portfolio to offer hybrid products that satisfy traffic, security/surveillance and environmental management requirements.

          Experienced Management Team and Engineering Staff. We recently transitioned to a new management team charged with executing our growth strategy. Our management team is highly experienced in the ITS and software industries. Additionally, we believe that the continuity of our engineering staff allows us to continuously develop improved products.

          Strong Financial Performance. Over the past five years, we have grown our revenue organically at an average double-digit compound annual growth rate. During this time, we maintained average net margins approaching 25%. As of December 31, 2007, we had $23.2 million in shareholders’ equity. Our financial performance and strength gives us the ability to take advantage of favorable market trends without the restrictions that often handicap other nimble, leading-edge technology companies similar to us in size.

Our Growth Strategy

           As part of our growth strategy, we seek to:

          Enhance and Extend Our Technology Leadership in ITS. We believe we have established ourselves as the leading provider of CED in the ITS market segment. We believe that we now have an opportunity to accelerate our growth while maintaining our traditionally high level of profitability. We believe we will do this by improving the accuracy and functionality of our products, opportunistically expanding our product offering into adjacent markets, as well as expanding our portfolio and channels through licensing or selected acquisitions. We intend to develop and introduce hybrid CED products, which we believe will take advantage of our technical leadership in ITS and further differentiate us from our competitors.

          Expand into Adjacent Markets. Our core skill is the implementation of software-based CED products and solutions. Over the past two decades, we have been developing and refining our complex signal processing software algorithms. We believe that our core software skills can be effectively utilized more broadly as markets, including security/surveillance and environmental management systems, converge. We believe that a driver of this convergence is that CED systems will become more cost-effective when a single CED unit can be used for multiple purposes. As a result, our objective is to become the leading supplier of critical CED components to third party management systems, particularly those that exploit the convergence of traffic, security/surveillance and environmental management systems. To do this, we are integrating this concept into our long-range engineering development road-map and will evaluate the use of technology licensing, acquisition and channel strategies that support this vision.

          Increase the Scope of Our Distribution and Direct Sales. We have made substantial investments in product adjustments to tailor our solutions to the differing needs of our international end users. We have also invested in the expansion of our European and Asian subsidiaries. We believe that markets in Eastern Europe, the Asia/Pacific region, the Middle East, Africa and South America, which have historically lagged North America and Western Europe in their use of CED, have recently begun to increase the adoption of CED in their traffic, security/surveillance and environmental management systems. We intend to continue to refine our product offerings through engineering development, technology licensing and/or acquisitions to take advantage of the accelerated pace of adoption of CED throughout the developing world.

          Grow Through Complementary Acquisitions. We intend to pursue strategic acquisitions that extend our technology leadership, breadth of product offerings and market share in ITS and adjacent market segments. We expect to target acquisitions that will serve as a platform for additional growth opportunities, including new product offerings, technology enhancements and the introduction of new sales and distribution channels. We intend to employ a selective and disciplined approach when evaluating acquisition opportunities.

Our Products and Solutions

           Our vehicle and traffic detection products are critical components of many ITS applications, including intersection control, highway management and tunnel safety. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated ITS applications. Between ISS and EIS, we spent approximately $2.8 million, $3.3 million and $2.1 million on research and development in 2007, 2006 and 2005, respectively, to develop and enhance our Autoscope and RTMS technology. We believe our digital signal processing software algorithms represent a foundation on which support for additional sensory inputs such as audio, chemical, smoke, weather and vibration sensors may be added in the future. A diagram displaying our fundamental product architecture is shown below.

The Image Sensing Product Architecture

          Autoscope.  Our Autoscope system processes video input from a traffic scene in real time and extracts the required traffic data, including vehicle presence, counts, speed, length, time occupancy (percent of time the detection zone is occupied), average headway (time interval between vehicles) and flow rate (vehicles per hour per lane). Autoscope supports a variety of standard video cameras or can be purchased with an integrated video camera. For intersections, the system communicates with the intersection signal controller, which changes the traffic lights based on the data provided. In highway applications, the system gathers vehicle count and flow rates and detects anomalous incidents, such as stopped or wrong-way vehicles. In tunnel safety applications, Autoscope provides alerts to operators upon detecting stopped, wrong-way or slow moving vehicles and upon detecting pedestrians, debris or smoke. In any application, the data may also be transmitted to a traffic management center via the internet or other standard communication means and processed in real time to assist in traffic management and stored for later analysis for traffic planning purposes.

          All systems come with the latest Autoscope software suite, which provides a communications server and applications software for configuring, monitoring and maintaining system installations. Using a computer mouse, desired detection zones within a camera’s field of view are programmed to specify where and what type of traffic data is collected. The application’s software graphical user interface is currently available in 15 languages. A translation kit is available to translate the graphical user interface into other local languages as may be necessary or desired.

          The Autoscope system runs on our Terra platform, which we introduced in April 2007. Enhancements to the Terra platform include the use of the Texas Instruments DaVinci dual core advanced RISCTM machine and digital signal processor, digital MPEG-4 streaming, high speed Ethernet interface, web browser maintenance and data and video over power line communications.

          The Terra platform comes in the following two varieties:

          Autoscope Solo Terra.  The Autoscope Solo Terra is an integrated color zoom camera and machine vision processing computer contained in one compact housing unit that is situated on roadway infrastructure overlooking the traffic scene. The Solo Terra provides the best performance of our platforms due to the high-quality video resulting from the integration of camera and processor. The Solo Terra is our leading Autoscope offering in the North American market.

          Autoscope RackVision Terra. The Autoscope RackVision Terra allows end users to use standard video cameras (both new or previously installed) with Autoscope technology. The RackVision Terra consists of a machine vision processing computer that is located in an intersection signal controller, control hub, incident management center or traffic management center that receives video from a separate camera. The RackVision Terra is our top selling Autoscope product in international markets.

          Sales of and royalties from the Autoscope system have generated substantially all of our revenues since our inception.

          RTMS. Our RTMS systems use radar to measure vehicle presence, volume, occupancy, speed and classification information for roadway monitoring applications. Data is transmitted to a central computer at a traffic management center via the internet or other standard communication means, including wireless. Data can be processed in real-time to assist in traffic management and stored for later analysis for traffic planning purposes.

          RTMS is an integrated radar transmitter/receiver and special purpose computer contained in a compact, self-contained unit. The unit is typically situated on roadway poles and side-fired, making it especially well suited for highway detection applications.

          Comparison of Video and Radar Detection. Video detection is best suited to applications in which the ability to act on complex and detailed information is desired. However, video can encounter difficulties in poorly-lit environments, adverse weather conditions (such as fog or driving snow), in situations in which vehicles are obscured (for example, by other vehicles), or in extraordinarily dirty environments in which airborne particulates obscure the view. Also, despite the compensating factors of using high-quality color video, video can be susceptible to false detections due to shadows or reflections. Radar is less able to distinguish fine details than video but is considerably less affected by adverse environmental conditions and to some degree can see through certain kinds of obstructions. It also does not recognize shadows or visual reflections.

          We believe that by combining video and radar sensors and algorithmically comparing their outputs, we will be able to offer our end users products that provide superior accuracy. Hybrid CED detectors should be able to coalesce the strengths of each type of sensor to overcome the other’s limitations. The result is improved overall performance in a broader range of circumstances.

Distribution, Sales and Marketing

          We market and sell our products globally. As of December 31, 2007, we had supplied systems for more than 80,000 instances in more than 60 countries. Together with our partners, we offer a combination of high-performance CED technology and experienced local support. Our end users primarily consist of federal, state, city and county departments of transportation, road commissions and port, highway, tunnel and other transportation authorities. The decision-makers within these governmental entities typically are traffic planners and government engineers, who in turn often rely on consulting firms that perform planning and feasibility studies for the governmental entities. Our products sometimes are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

          Autoscope North American, Caribbean and Latin American Sales. We have granted Econolite an exclusive right to market and distribute the Autoscope system in North America, the Caribbean and Latin America. The agreement with Econolite grants it a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in North America, the Caribbean and Latin America and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreement in countries not in these territories. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from its sales of the Autoscope system. We cooperate in marketing Autoscope products with Econolite for North America, the Caribbean and Latin America and provide second-tier technical support. We have the right to terminate our agreement with Econolite if it does not meet minimum annual sales levels or if Econolite fails to make payments as required by the agreement. The initial term of the agreement was 15 years, ending in 2006. In 2001, we signed a five-year extension of our agreement with Econolite, extending its original term to June 2011. The agreement is automatically renewable for additional one-year periods unless terminated by either party upon 60 days’ notice.

          RTMS North American, Caribbean and Latin American Sales. We market the RTMS system to a network of distributors covering countries in North America, the Caribbean and Latin America. We provide technical support to these distributors from our office in Toronto.

          European and Asian Sales. We market Autoscope and RTMS to a network of distributors covering countries in Europe, the Middle East, Africa and Asia through wholly-owned subsidiaries that have offices in Hong Kong, Poland and the United Kingdom. Technical support to these distributors is provided by our wholly-owned subsidiaries in Europe and Asia, with second-tier support provided by our Toronto office or our corporate headquarters in St. Paul, Minnesota.

Competition

          We compete with companies that develop, manufacture and sell traffic management devices using machine vision and radar sensing technologies as well as other above-ground CED technologies based on laser, infrared and acoustic sensors. We also compete with providers of in-pavement loop detectors and estimate that more than 80% of the traffic management systems currently in use in the U.S. use in-pavement loop detectors. For competition with other above-ground CED products, we typically compete on performance and functionality, and to a lesser extent on price. When competing against providers of loop detectors, we compete principally on ease of installation and the total cost of ownership over a multi-year period, and to a lesser extent on functionality.

          Among the companies that provide direct competition to the Autoscope system worldwide are Traficon N.V., Quixote Corporation, Iteris, Inc. and Citilog S.A. Among the companies that provide direct competition to RTMS worldwide are Wavetronix, LLC and Xtralis, LLC. All of these companies have working installations of their machine vision or radar systems in the U.S. and other parts of the world. To our knowledge, however, these companies do not have as many installations as we have. In addition, there are local companies providing direct competition in specific markets such as Korea, China and Japan. We are aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for our Autoscope and RTMS systems.

          Other potential competitors of which we are aware include Siemens AG, Cognex Corp., Matsushita Electric Industrial Co., Ltd. (Panasonic), Sumitomo Corporation, Omron Electronics LLC and 3M Company. These companies have machine vision or radar capabilities and have substantially more financial, technological, marketing, personnel and research and development resources than we have.

Manufacturing

          We currently have the Autoscope family of products for sale in North America, the Caribbean and Latin America manufactured through agreements with Econolite and Wireless Technology, Inc., or WTI. In 1991, we appointed Econolite as our exclusive licensee to manufacture and sell the Autoscope system and related technology and to sell the products in North America and the Caribbean. In 2002, we granted Econolite an exclusive license to sell Autoscope products in Latin America, and we granted WTI a non-transferable license to use any of our intellectual property as needed to manufacture Autoscope products for our use and Econolite’s use. In Europe and Asia, we engage contract manufacturers to manufacture the Autoscope family of products. Econolite provides a one-year warranty on the Autoscope system and must provide all service required under this warranty. WTI provides Econolite a limited two-year warranty on material and workmanship on the products it manufactures. The terms of the warranties vary for overseas manufacturers.

          For RTMS products, we engage contract manufacturers to produce subassemblies based on our designs. These subassemblies are then shipped to our facilities in Toronto, where we perform final assembly, testing and calibration and packaging of finished units for shipment. For most RTMS products, we provide a two-year warranty. We also perform warranty and post-warranty repairs of RTMS units in Toronto.

          Most of the hardware components used to manufacture our products are standard electronics components that are available from multiple sources. Although some of the components used in our products are obtained from single-source suppliers, we believe other component vendors are available should the necessity arise. To our knowledge, our contract manufacturing and component vendors in Europe and Asia comply with the European directive on RoHS, which is the restriction of the use of certain hazardous substances in electrical and electronic equipment.

Intellectual Property

          To protect our rights to our proprietary know-how, technology and other intellectual property, it is our policy to require all employees and consultants to sign confidentiality agreements that prohibit the disclosure of confidential information to any third parties. These agreements also require disclosure and assignment to us of any discoveries and inventions made by employees and consultants while they are devoted to our business activities. In addition, in the EIS asset purchase, we acquired six patent applications on file with the U.S. Patent and Trademark Office relating to the RTMS products and technology. We also rely on trade secret, copyright and trademark laws to protect our intellectual property.

          We intend to protect our intellectual property assets and will actively seek, when appropriate, protection for owned or licensed products and proprietary information by means of U.S. and foreign copyrights, trademarks, patents and contractual arrangements. We have registered trademark rights to “Autoscope” and “Autoscope Solo” in 29 countries, including the U.S. and most European countries, and we also have registered RTMS in the U.S.

          We entered into a license agreement with the University of Minnesota in 1991. Under the agreement, the University granted us the exclusive right to make, have made, use, sell and lease any product that incorporated knowledge, information, know-how, software and devices in the possession of the University, including a patent held by the University, related to a video vehicle detection system developed by the University, including improvements to the technology. The patent expired in July 2006. The expiration of the University patent in July 2006 made the technology covered by the patent available to the public, allowing others to use the technology to design, manufacture and sell a product which could compete with our Autoscope product. However, since 1991, we have extensively added to the technology and product design to include our own intellectual property, and we have made extensive moderations and revisions to the University technology. We also developed our own techniques to made the technology commercially feasible. Consequently, we believe that the expiration of the University patent is not a threat to our business.

Employees

          As of February 1, 2008, we had 80 employees. Of these, 21 employees were employed by our overseas subsidiaries in Hong Kong, the United Kingdom and Poland. None of our employees is represented by a union. We believe our employee relations are good.

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

          We further caution you not to unduly rely on any forward-looking statements, because they reflect our views only as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 1A. Risk Factors

Historically, substantially all of our revenue has been generated from sales of our Autoscope family of products, and if we do not maintain the market for these products, our business will be harmed.

          Historically, substantially all of our revenue has been generated from sales of, or royalties from the sales of, the Autoscope Vehicle Detection System. We anticipate that revenue from the sale of the Autoscope system will continue to account for a substantial portion of our revenue for the foreseeable future. As such, any decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

The features and functions in our products have not been as widely utilized as traditional products offered by our competitors, and the failure of our end users to provide greater demand for the features and functions in our products could adversely affect our business and growth prospects.

          Machine vision and radar technologies have not been utilized in the traffic management industry as extensively as other more traditional technologies, mainly in-pavement loop detectors. Our financial success and growth prospects depend on the continued development of the market for advanced technology solutions for traffic management and the acceptance of our Autoscope and RTMS systems, and future systems we may develop, as reliable, cost-effective alternatives to traditional vehicle detection systems. We cannot assure you that we will be able to utilize our technology profitably in other products or markets. If our end users do not continue to increase their demand for the features and functions provided by our Autoscope and RTMS systems, or hybrid or other systems we may develop, our business and growth prospects could be adversely affected.

If governmental entities elect not to use our products due to budgetary constraints, project delays or other reasons, our revenue may fluctuate severely or be substantially diminished.

          The Autoscope and RTMS systems are sold primarily to governmental entities for use in large traffic control projects using advanced technologies. We expect that we will continue to rely substantially on revenue and royalties from sales of the Autoscope and RTMS systems to governmental entities. In addition to normal business risks, it often takes considerable time before governmental traffic control projects are developed to the point at which a purchase of the Autoscope and RTMS systems would be made, and a purchase of our products also may be subject to a time-consuming approval process. Additionally, governmental budgets and plans may change without warning. Other risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, or governmental budgetary constraints, could cause our revenue and income to drop substantially or to fluctuate significantly between fiscal periods.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

          We have an agreement with Econolite under which Econolite is the exclusive distributor of the Autoscope system in North America, the Caribbean and Latin America. The agreement also grants Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in North America, the Caribbean and Latin America and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreement in countries not in these territories. In exchange for its rights under the agreement, Econolite pays us royalties for sales of the Autoscope system. Since 2002, more than 70% of our revenue has consisted of royalties resulting from sales made by Econolite, including 71% in 2007, 77% in 2006 and 78% in 2005. Econolite’s account receivable represented 71% of our accounts receivable at December 31, 2007 and 69% of our accounts receivable at December 31, 2006. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

Increased competition may make it difficult for us to acquire and retain end users. If we are unsuccessful in developing new applications and product enhancements, our products may become noncompetitive or obsolete.

          Competition in the area of advanced traffic management and surveillance is growing. Some of the companies that may compete with us in the business of developing and implementing traffic control systems have substantially more financial, technological, marketing, personnel and research and development resources than we have. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or end user requirements. If we are unable to compete successfully with these companies, the market share for our products will decrease, and competitive pressures may seriously harm our business.

          Additionally, the market for vehicle detection is continuously seeking more advanced technological solutions to traffic management and control problems. Technologies such as embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics and microwaves that have been used as traffic sensing devices in the past will be enhanced for use in the traffic management industry, and new technologies may be developed. We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. We expect to face increasingly competitive product developments, applications and enhancements. New technologies or applications in traffic control systems may provide our end users with alternatives to the Autoscope and RTMS systems and could render our solutions noncompetitive or obsolete. If we are unable to increase the number of our applications and develop and commercialize product enhancements and applications in a timely manner that responds to changing technology and satisfies the needs of our end users, our business and financial results will suffer.

Our dependence on third parties for manufacturing and marketing our products may prevent us from meeting customers’ needs in a timely manner.

          We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite and Wireless Technology, Inc., or WTI, to manufacture the Autoscope system and related products for sales in North America, the Caribbean and Latin America. The hardware components for our RTMS products are made by manufacturers in Taiwan and Canada, and the components are assembled and tested in Canada. In addition, we work with suppliers, some of whom are overseas, to manufacture Autoscope and RTMS products that need to comply with the European Union’s regulatory RoHS directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment. If Econolite, WTI and our suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope system and related products in North America, the Caribbean and Latin America. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope system, or the disruption or termination of that relationship, could result in reduced revenue and market share for our products.

We and our third party manufacturers obtain some of the components of our products from a single source, and an interruption in the supply of those components may prevent us from meeting customers’ needs in a timely manner and could therefore reduce our sales.

          Although substantially all of the hardware components incorporated into the Autoscope and RTMS systems are standard electronics components that are available from multiple sources, we and our third party manufacturers obtain some of the components from a single source. The loss or interruption of any of these supply sources could force us or our manufacturers to identify new suppliers, which could increase our costs, reduce our sales and profitability, or harm our customer relations by delaying product deliveries.

We may face increased competition if we fail to adequately protect our intellectual property rights, and efforts to protect our intellectual property rights may result in costly litigation.

          Our success depends in large measure on the protection of our proprietary technology rights. We rely on trade secret, copyright and trademark laws, and confidentiality agreements with employees and third parties, all of which offer only limited protection. Although we acquired six patent applications filed with the U.S. Patent and Trademark Office, or USPTO, in the EIS asset purchase, we cannot assure you that the scope of these or any future patents relating to our products will exclude competitors or provide competitive advantages to us. We also cannot assure you that we will become aware of all instances in which others develop similar products, duplicate any of our products, reverse engineer or misappropriate our proprietary technology. If our proprietary technology is misappropriated, our business and financial results could be adversely affected. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. In addition, we may be the subject of lawsuits by others who claim we violate their intellectual property rights. Even if the result is favorable, litigation could result in substantial costs and the diversion of management resources, either of which could harm our business.

          As described above, although we have acquired six patent applications filed with the USPTO, we have not applied for patent protection in all countries in which we market and sell the Autoscope and RTMS systems. Consequently, our proprietary rights in the technology underlying the Autoscope and RTMS systems in countries other than the U.S. will be protected only to the extent that trade secret, copyright or other non-patent protection is available and to the extent we are able to enforce our rights. The laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology, which could harm our business.

The expiration of the University of Minnesota patent for certain aspects of our Autoscope system may result in additional competition, which could adversely affect our revenue and earnings.

          The patent rights for certain aspects of the underlying technology for the Autoscope system previously owned by the University of Minnesota expired in July 2006. Other businesses may choose to use the University patent technology to develop a product that competes with the Autoscope system, and this competition could adversely impact our revenue and earnings.

We plan to continue introducing new products and technologies and may not realize the degree or timing of benefits we initially anticipated, which could adversely affect our business and results of operations.

          We regularly invest substantial amounts in research and development efforts that pursue advancements in a range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal and external performance plans; availability of supplier-produced parts and materials; performance of suppliers and vendors; achieving cost efficiencies; validation of innovative technologies; and the level of end user interest in new technologies and products. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products and may not realize the degree or timing of benefits initially anticipated. In particular, we cannot predict with certainty whether, when or in what quantities our current or potential end users will have a demand for products currently in development or pending release. Moreover, as new products are announced, sales of current products may decrease as end users delay making purchases until such new products are available. Any of the foregoing could adversely affect our business and results of operations.

We price our products at a premium compared to other technologies. As such, we may not be able to quickly respond to emerging low-cost competitors, and our inability to do so could adversely affect revenue and profitability.

          We price our products at a premium as compared to less sophisticated technologies. As the technological sophistication of our competitors and the size of the market increases, competing low-cost developers of machine vision products for traffic are likely to emerge and grow stronger. If end users prefer low-cost alternatives over our products, our revenue and profitability could be adversely affected.

Our revenue could be adversely affected by the emergence of local competitors and local biases in international markets.

          Our experience indicates that local officials that purchase traffic management products in the international markets we serve favor products that are developed and manufactured locally. As local competitors to our products emerge, local biases could erode our revenue in Europe and Asia and adversely affect our sales and revenue in those markets.

Failure to predict technological convergence could harm our business and could reduce our sales.

          With our Autoscope and RTMS product families, we currently utilize only certain detection technologies available in the ITS field. If we fail to predict convergence of technology preferences in the market for ITS, or fail to acquire complementary businesses or products that broaden our current product offerings, we may fail to capture certain segments of the market, which could harm our business and reduce our sales.

We sell our products internationally and are subject to various risks relating to such international activities, which could harm our international sales and profitability.

          During 2007, 2006 and 2005, 27%, 23% and 22% of our total revenue, respectively, was attributable to international sales. We sell outside of the U.S. through our agreement with Econolite, through our wholly-owned subsidiaries and through our distributor network. By doing business in international markets, including Canada, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, although currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

Our inability to comply with European and Asian regulatory restrictions over hazardous substances and electronic waste could restrict product sales in those markets and reduce profitability in the future.

          The European Union has finalized the Waste Electrical and Electronic Equipment, or WEEE, directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual

European Union governments, and certain producers are to be financially responsible under the WEEE legislation. This may impose on us requirements, which, if we are unable to meet them, could adversely affect our ability to market our products in European Union countries, and sales revenues and profitability would suffer as a consequence. In addition, the European Parliament has enacted a directive for the restriction of the use of certain hazardous substances in electrical and electronic equipment, or RoHS. This legislation governs restriction of the use of such substances as mercury, lead, cadmium and hexavalent cadmium. If we are unable to have our product manufactured in compliance with the RoHS directive, we would be unable to market our products in European Union countries, and sales revenues and profitability would suffer. In addition, various Asian governments could adopt their own versions of environment-friendly electronic regulations similar to the European directives, RoHS and WEEE. This could require new and unanticipated manufacturing changes, product testing and certification requirements, thereby increasing cost, delaying sales and lowering revenue and profitability.

Our inability to manage growth effectively could seriously harm our business.

          Growth and expansion of our business could significantly strain our capital resources as well as the time and abilities of our management personnel. Our ability to manage growth effectively will require continued improvement of our operational, financial and management systems and the successful training, motivation and management of our employees. If we are unable to manage growth successfully, our business and operating results will suffer.

Our business operations will be severely disrupted if we lose key personnel or if we fail to attract and retain qualified personnel.

          Our technology depends upon the knowledge, experience and skills of our key management and scientific and technical personnel. Additionally, our ability to continue technological developments and to market our products, and thereby develop a competitive edge in the marketplace, depends in large part on our ability to attract and retain qualified scientific and technical personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain the individuals we need, especially if our business expands and requires us to employ additional personnel. In addition, the loss of personnel or our failure to hire additional personnel could materially and adversely affect our business, operating results and ability to expand. The loss of key personnel, including Ken Aubrey and Dan Manor, or our inability to hire and retain qualified personnel, will harm our business.

Our operating costs tend to be fixed, while our revenue tends to be seasonal, thereby resulting in operating results that fluctuate from quarter to quarter.

          Our expense levels are based in part on our product development efforts and our expectations regarding future revenues and, in the short-term, are generally fixed. Our quarterly revenues, however, have varied significantly in the past, with our first quarter historically being the weakest due to weather conditions in North America, Europe and northern Asia that make roadway construction more difficult. Additionally, our international revenues have a significant large project component, resulting in a varying revenue stream. We expect the seasonality of our revenue and the fixed nature of our operating costs to continue in the foreseeable future. Therefore, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, our operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for our products, product life cycle, the development, introduction and acceptance of new products and product enhancements by us or our competitors, changes in the mix of distribution channels through which our products are offered, changes in the level of operating expenses, end user order deferrals in anticipation of new products, competitive conditions in the industry, and economic conditions generally. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

As of February 29, 2008, we had $5.5 million invested in auction rate securities. The auctions for these securities recently failed, which adversely affects their liquidity. If we must record an impairment on the recorded value of these securities or recognize a loss on their disposition, our financial condition would be adversely affected.

          After December 31, 2007, we invested a portion of our excess cash in auction rate securities and, as of February 29, 2008, we had $5.5 million of these securities in our investment portfolio. All of these auction rate securities have contractual maturities from 2031 to 2047. Further, all of these securities are collateralized by student loans, and approximately 97% of the collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program. In February 2008, we experienced failed auctions for our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which generally is higher than the current market rate. If we need to access these funds, we will not be able to do so without the possible loss of principal or until a future auction for these investments is successful, they are redeemed by the issuer or they mature. We cannot predict if or when a successful auction or redemption may take place.

EIS is party to a lawsuit involving assets that we acquired from EIS in December 2007. If the assets are determined to infringe a third party’s patent and EIS and its affiliates fail to fulfill their obligation to indemnify us or our affiliates, or if our losses from the allegedly infringing technology exceed the obligations of EIS and its affiliates to indemnify us, our business could suffer.

          In 2005, a third party sued EIS for patent infringement alleging infringement of the patent held by the third party on automatic lane calibration. The allegedly infringing technology is part of the assets we purchased in the EIS asset purchase. In October 2007, the court entered a final judgment dismissing the third party’s claim of patent infringement, but the third party could appeal the court’s order. Under the EIS asset purchase agreement, EIS agreed to defend this litigation at its own expense, we are not responsible for any liabilities of EIS or its affiliates arising before the closing of the EIS asset purchase on December 6, 2007, and EIS and its affiliates are obligated to indemnify us and our affiliates for any losses we or our affiliates incur in connection with the litigation or disputed technology. However, if the EIS technology we acquired is finally determined to infringe the third party patent and EIS and its affiliates fail to satisfy their indemnification obligations to us or our affiliates, or if our losses from the allegedly infringing technology exceed the obligation of EIS or its affiliates to indemnify us, our business could suffer.

Our stock is thinly traded and our stock price is volatile.

          Our common stock is thinly traded, with 3,476,781 shares of our 3,927,806 outstanding shares held by non-affiliates as of March 1, 2008. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuation in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

We may not be successful in implementing our acquisition strategy. Future acquisitions could result in disruptions to our business by, among other things, distracting management time and diverting financial resources. Further, if we are unsuccessful in integrating acquired companies into our business, it could materially and adversely affect our financial condition and operating results.

          Part of our continuing business strategy is to acquire or invest in companies, products or technologies that complement our current products, enhance our market coverage or technical capabilities or offer growth opportunities. As part of this strategy, in December 2007, we completed the EIS asset purchase. We may not be able to identify suitable acquisition candidates or investment partners or products in the future or, if we do, we may not be able to make such acquisitions on commercially acceptable terms or at all. For any acquisitions, including the EIS asset purchase, a significant amount of management’s time and financial resources may be required to complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition, including the EIS asset purchase, may not produce the revenue, earnings or business synergies anticipated. Acquisitions involve numerous other risks, including assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management’s attention from our core businesses, restrictions on the manner in which we may use purchased companies or assets imposed by acquisition agreements, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets that would reduce future reported earnings (such as goodwill impairments), ensuring acquired companies’ compliance with the requirements of the Sarbanes-Oxley Act, and potential loss of customers or key employees of acquired businesses. We cannot assure you that any acquisitions, investments, strategic alliances or joint ventures, including the EIS asset purchase, will be completed in a timely manner or achieve anticipated synergies, will be structured or financed in a way that will enhance our business or creditworthiness, or will meet our strategic objectives or otherwise be successful. In addition, we may not be able to secure the financing necessary to consummate future acquisitions, and future acquisitions and investments could involve the issuance of additional equity securities or the incurrence of additional debt, which could increase dilution or harm our financial condition or creditworthiness.

Our directors and executive officers have substantial control over us and could limit the ability of our other shareholders to influence the outcome of key transactions, including changes of control.

          Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially owned 11% of our outstanding common stock as of March 1, 2008. Our executive officers and directors and their affiliated entities, if acting together, thus are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from other shareholders, and they may vote in a way with which other shareholders disagree and that may be adverse to other shareholders’ interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our shareholders.

Our articles of incorporation and bylaws, Minnesota law and the terms of the EIS asset purchase agreement may inhibit a takeover that shareholders consider favorable.

          Provisions of our articles of incorporation and bylaws and applicable provisions of Minnesota law may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which shareholders might otherwise receive a premium for their shares or transactions that our shareholders might otherwise deem to be in their best interests. These provisions:

•

permit our board of directors to issue up to 5,000,000 shares of preferred stock with any rights, preferences and privileges as it may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be changed by resolution of the board of directors;

•

provide that all vacancies, including newly-created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•

eliminate cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose.

          In addition, Section 302A.671 of the Minnesota Business Corporation Act, or MBCA, generally limits the voting rights of a shareholder acquiring a substantial percentage of our voting shares in an attempted takeover or otherwise becoming a substantial shareholder of our company unless holders of a majority of the voting power of the disinterested shares approve full voting rights for the substantial shareholder. Section 302A.673 of the MBCA generally limits our ability to engage in any business combination with certain persons who own 10% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past four years have owned 10% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive shareholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

          The EIS asset purchase agreement also accelerates earn-out payments we must make to EIS if we are acquired or sell substantially all of our assets before December 6, 2010. The required acceleration of these payments could negatively affect the ability of our shareholders to obtain a premium over our prevailing stock price and reduce our stock price generally.

We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.

          Our articles of incorporation permit our board of directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our shareholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

We do not intend to declare dividends on our stock in the foreseeable future.

          We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, earnings, current and anticipated cash needs, capital requirements, financial condition, future prospects, any contractual restrictions and any other factors deemed relevant by our board of directors. Therefore, shareholders should not expect to receive dividend income from shares of our common stock.

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

          We currently lease and occupy 11,564 square feet in St. Paul, Minnesota for our headquarters. This lease expires on May 31, 2010, and we have the right to renew the lease for two additional three-year terms. Our office in Toronto, Ontario, Canada consists of approximately 6,200 square feet of space, and our lease for this space expires in December 2010. We also lease smaller facilities in Hong Kong, the United Kingdom and Poland. We believe that our facilities are adequate to meet our current and expected needs.

          We believe that our current space is generally adequate in the United States, Asia and Europe, and we do not intend to lease significantly more space in 2008.

Item 3.	Legal Proceedings

          We are not currently a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          Our common stock is traded on The NASDAQ Capital Market under the symbol “ISNS.” The quarterly high and low sales prices for our common stock for our last two fiscal years are set forth below.

	2007		2006

Quarter	High	Low	High	Low

First	$18.90	$13.70	$13.50	$11.44
Second	19.70	14.86	14.91	11.50
Third	16.74	11.56	14.25	11.25
Fourth	18.54	11.65	14.57	12.50

Shareholders

          As of February 20, 2008, there were 22 holders of record of our common stock and approximately 1,868 beneficial holders of our common stock.

Dividends

          We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Comparative Stock Performance Graph

          The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the Dow Jones Wilshire 5000 Index, and (ii) the Dow Jones Wilshire Electronic Equipment Index, assuming an investment of $100 on December 31, 2002, including reinvestment of dividends.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Image Sensing Systems, Inc., The Dow Jones Wilshire 5000 Index
And The Dow Jones Wilshire Electronic Equipment Index

	12/02	12/03	12/04	12/05	12/06	12/07

Image Sensing Systems, Inc.	$100.00	$230.07	$384.97	$303.87	$326.20	$395.90
Dow Jones Wilshire 5000	$100.00	$131.64	$148.26	$157.64	$182.66	$193.13
Dow Jones Wilshire Electronic Equipment	$100.00	$165.34	$176.81	$186.40	$214.79	$249.70

Item 6.	Selected Financial Data

          The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2007. The statement of income and balance sheet data for the years ended and as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Fiscal Years Ended December 31,

	2007	2006	2005	2004	2003

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue:
International sales	$4,067	$2,980	$2,407	$3,309	$3,339
North American sales	269	—	—	—	—
Royalties	10,747	10,136	8,595	7,521	5,920

Total revenue	15,083	13,116	11,002	10,830	9,259
Cost of revenue:
International sales	1,927	1,501	1,042	1,599	1,533
North American sales	60	—	—	—	—
Royalties	—	220	383	321	277

Total cost of revenue	1,987	1,721	1,425	1,920	1,810

Gross profit	13,096	11,395	9,577	8,910	7,449
Operating expenses:
Selling, marketing and product support	3,463	2,850	2,567	2,523	2,536
General and administrative	2,653	2,383	1,400	1,317	1,235
Research and development	2,299	2,639	1,516	1,126	730
Amortization of intangible assets(1)	51	—	—	—	—
In-process research and development(1)	4,500	—	—	—	—

	12,966	7,871	5,483	4,966	4,501

Income from operations	130	3,524	4,094	3,944	2,948
Other income, net	543	523	252	102	23

Income before income taxes	673	4,047	4,346	4,046	2,971
Income tax expense (benefit)	(199)	942	1,505	1,352	836

Net income	$872	$3,105	$2,841	$2,694	$2,135

Net income per share:
Basic	$0.23	$0.83	$0.79	$0.79	$0.66
Diluted	0.22	0.80	0.73	0.71	0.60

Weighted average number of common shares outstanding:
Basic	3,789	3,725	3,602	3,409	3,215
Diluted	3,881	3,891	3,868	3,810	3,598

	At December 31,

	2007	2006	2005	2004	2003

	(in thousands)
Consolidated Balance Sheet Data:
Total assets(1)	$30,388	$21,224	$16,791	$13,063	$9,587
Bank debt(1)	5,000	—	—	—	—
Total shareholders’ equity	23,225	19,333	15,722	11,779	7,760

(1)	Amounts as of and for the year ended December 31, 2007 reflects the impact of the EIS asset purchase.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Selected Financial Data and our financial statements and the accompanying notes. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and “Information Regarding Forward-Looking Statements” included elsewhere in this Annual Report.

Overview

          General. We provide software-based computer enabled detection, or CED, products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes the signal from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System and the RTMS® Radar Detection System, operate using our proprietary software in conjunction with video cameras or radar and commonly available electronic components. Each of these systems is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

          Autoscope systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite, our exclusive licensee in these regions. RTMS systems are sold to distributors and end users in North America. We also sell both Autoscope and RTMS to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. End users of our products throughout the world are generally funded by government agencies responsible for traffic management or traffic law enforcement.

          EIS Asset Purchase. On December 6, 2007, we purchased certain assets from EIS Electronic Integrated Systems Inc., or EIS, including its principal product line, the RTMS system. In its fiscal year ended September 30, 2007, EIS had revenue of $8.7 million, substantially all of which related to RTMS sales. Our consolidated financial statements include revenue and expenses related to the operations of the former EIS business from December 7, 2007 through December 31, 2007. Within these expenses was a significant charge recognized for in-process research and development related to intellectual property purchased as part of the transaction.

          Trends and Challenges in Our Business.

          We believe recent growth in our business can be attributed primarily to the following global trends:

•	worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of roadway infrastructure, which has increased demand for our products;

•	advances in information technology, which have made our products easier to market and implement;

•	funding allocations for centralized traffic management services continue to rise in large cities, which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

          We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of ITS for traffic control in developed countries;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

•

our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic, security/surveillance and environmental issues.

          Because our principal end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and unforeseen changes in budgetary constraints. These contingencies could result in significant and unforeseen fluctuations in our revenue between periods.

          Key Financial Terms and Metrics.

          Revenue. Revenue historically has been derived from two sources: (1) royalties received from Econolite for sales of the Autoscope system in North America, the Caribbean and Latin America and (2) revenue received from direct sales of Autoscope systems in Europe and Asia. Royalties from Econolite historically have provided the majority of our revenue. We calculate the royalties using a profit sharing model where we split evenly the gross profit on sales of Autoscope product made through Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive and expires in June 2011. Our acquisition of the RTMS product line, which we assemble, gives us an additional source of revenue that we expect will significantly increase our overall revenue and lessen fluctuations in our revenue from period to period due to our ownership of more than one product line and the higher volumes it brings, notwithstanding normal seasonality.

          Cost of Revenue. There is no cost of revenue related to Econolite royalties, as virtually all manufacturing, warranty and related costs are incurred by Econolite. Cost of revenue related to direct product sales consists primarily of the amount charged by our third party contractors to manufacture the Autoscope and RTMS hardware platforms, which is influenced mainly by the cost of electronic components. The cost of revenue also includes logistics costs and estimated expenses for product warranties and inventory reserves. The key metric that we follow is achieving certain gross margin percentages by geographic region.

          Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel, commissions paid to third parties, travel, trade show and advertising costs, second-tier technical support for Econolite, and primary technical support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. General and administrative expenses reflect management, supervisory and staff salaries and benefits, legal and auditing fees, travel, rent and costs associated with being a public company, such as board of director fees, Sarbanes-Oxley compliance, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses is non-cash expense for intangible asset amortization and in-process research and development expense for technology that had not yet reached technological feasibility.

          Seasonality. Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business. Our first quarter generally is the weakest due to weather conditions that make roadway construction more difficult in North America, Europe and northern Asia. We expect such seasonality to continue for the foreseeable future. Additionally, our international revenues have a significant large project component, resulting in a varying revenue stream. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

          History. We were incorporated in the state of Minnesota in December 1984 and began operations by pioneering the commercial application of wide-area video vehicle detection for traffic management. The technology underlying our products was initially developed at the University of Minnesota. In 1989, the University was awarded a patent for that technology, which it exclusively licensed to us. In 1991, we sub-licensed this technology to Econolite, a leading manufacturer and seller of traffic control products in North America and the Caribbean, to manufacture and distribute products incorporating the technology.

Results of Operations

          The following table sets forth, for the periods indicated, certain statements of income data as a percent of total revenue and gross margin on international sales and royalties as a percentage of international sales and royalties, respectively.

	Year Ended December 31,

	2007	2006	2005

International sales	27.0%	22.7%	21.9%
North American sales	1.8	—	—
Royalties	71.2	77.3	78.1

Total revenue	100.0	100.0	100.0

Gross margin–International sales	52.6	49.6	56.7
Gross margin–North American sales	77.7	—	—
Gross margin–royalties	100.0	97.8	95.5
Selling, marketing and product support	23.0	21.7	23.3
General and administrative	17.6	18.2	12.7
Research and development	15.2	20.1	13.8
Amortization of intangibles	0.3	—	—
In-process research and development	29.8	—	—
Income from operations	0.9	26.9	37.2
Income tax expense (benefit)	(1.3)	7.2	13.7
Net income	5.8	23.7	25.8

          Year Ended December 31, 2007 Compared to Year Ended December 31, 2006. Total revenue increased to $15.1 million in 2007 from $13.1 million in 2006, an increase of 15.0%. International sales increased to $4.1 million in 2007 from $3.0 million in 2006, an increase of 36.7%. The increase was a result of growing acceptance of Autoscope products in both Europe and Asia, resulting in new end users. Royalty income increased to $10.7 million in 2007 from $10.1 million in 2006, an increase of 6.0%. The increase in royalty income reflects the continued success of Econolite’s distribution of Autoscope in the North American market. North American sales were $269,000 in 2007. North American sales represent sales of RTMS products from December 6, 2007, which is the date of the EIS asset purchase. (See Note 4 in the notes to the consolidated financial statements.) We expect North American and international sales will increase substantially in 2008 due mainly to the addition of the RTMS product line.

          Gross margins for international sales increased to 52.6% in 2007 from 49.6% in 2006. Gross margins on royalty income increased to 100.0% in 2007 from 97.8% in 2006. International gross margins were positively impacted by a shift in product sales mix to higher margin products in 2007 versus 2006. Royalty gross margins were positively impacted by the patent royalty we owed to the University of Minnesota ending in the third quarter of 2006. We anticipate that gross margins for our international and North American sales will be in the ranges of 55.0% to 60.0% and 65.0% to 70.0%, respectively, in 2008, while we expect royalty gross margins will be 100% in 2008.

          Selling, marketing and product support expense increased to $3.5 million or 23.0% of total revenue in 2007 from $2.9 million or 21.7% of total revenue in 2006. The change related mostly to headcount additions and increased promotional expense for the launch in April 2007 of our Autoscope Terra product line, which runs on our enhanced Terra platform. We anticipate that selling, marketing and product support expense will increase significantly in terms of actual expense and as a percentage of total revenue in 2008 compared to 2007 due to the addition of RTMS-related expenses.

          General and administrative expense increased to $2.7 million or 17.6% of total revenue in 2007 from $2.4 million or 18.2% of total revenue in 2006. The 2007 increase resulted mainly from a combination of headcount additions, higher stock option and bonus expenses and, to a lesser extent, increased audit, tax, legal and consulting fees. The 2006 expense included a $375,000 legal settlement with Econolite. We anticipate that general and administrative expense will increase significantly in terms of actual expense in 2008 compared to 2007 due to the addition of RTMS-related expenses but will decrease as a percentage of total revenue in 2008 when compared to 2007.

          Research and development expense decreased to $2.3 million or 15.2% of total revenue in 2007 from $2.6 million or 20.1% of total revenue in 2006. The decrease was directly related to significant prototype material and consulting expenses incurred in accelerating technical efforts on our next-generation Autoscope Terra product line in 2006 that did not carry into 2007. We anticipate that research and development expense will increase significantly in terms of actual expense in 2008 compared to 2007 due to the addition of RTMS-related expenses but will be flat as a percentage of total revenue in 2008 when compared to 2007.

          Amortization of intangibles expense was $51,000 in 2007 and reflects the amortization of intangible assets acquired in the EIS asset purchase from December 7, 2007 to December 31, 2007. Assuming there are no changes to our intangible assets, we anticipate amortization expense to be approximately $768,000 in 2008.

          In-process research and development expense was $4.5 million in 2007 ($3.0 million net of tax). This expense was a result of a purchase price allocation component related to the EIS asset purchase and is one-time in nature. Prior to the asset purchase, EIS was engaged in research and development activity into its next generation product line, known internally as “G4.” G4 research activity began in 2006. Because G4 had not yet reached technological feasibility, the value of the G4 program was expensed as in-process research and development at the date of the EIS asset purchase. As of the date of the EIS asset purchase, the program was estimated to be between 50% and 75% complete. G4, when released, is expected to provide new features and functionality and avoid existing patent claims of competitors based upon unique technology. The value of the G4 program was appraised utilizing a multi-period excess earnings cash flow analysis based upon facts and circumstances surrounding the in-process development activities and the expected economic benefits to be derived from the resulting products. Key assumptions for the analysis include revenue from G4 products beginning in mid-2008, achievement of an efficient cost to manufacture and a risk adjusted discount rate of 17.0% on cash flows. We estimate that we will incur from $300,000 to $500,000 in costs to complete the G4 program. At the date of the EIS asset purchase, EIS was actively selling its G3 product, which has provided the majority of its revenues in the last two years. If G4 is not commercialized according to plan, our financial projections may not be attained.

          Other income increased to $543,000 in 2007 from $523,000 in 2006. In 2007, other income was mainly tax-exempt interest income that was partially offset by interest expense on bank debt incurred in December 2007. In 2006, interest income was also mainly tax-exempt.

          Our income tax effective rate was not meaningful in 2007 due to the significant in-process research and development expense impact on pre-tax book income coupled with federal tax credits that brought our position to a benefit. Our 2006 income tax effective rate was unusually low due to a number of federal and refund claims. We expect the effective rate in 2008 to be in the range of 27% to 30%.

          Year Ended December 31, 2006 Compared to Year Ended December 31, 2005. Total revenue increased to $13.1 million in 2006 from $11.0 million in 2005, an increase of 19.2%. International sales increased to $3.0 million in 2006 from $2.4 million in 2005, an increase of 25%. Royalty income increased to $10.1 million in 2006 from $8.6 million in 2005, an increase of 17.4%. The increase in international sales was a result of better performance in our Asian subsidiary, including a significant fourth quarter tunnel installation in China. The increase in royalty income reflects the continued success of Econolite’s distribution of Autoscope in the North American market, including an unexpectedly strong fourth quarter in 2006.

          Gross margins for international sales decreased to 49.6% in 2006 from 56.7% in 2005. Gross margins on royalty income increased to 97.8% in 2006 from 95.5% in 2005. International gross margins were negatively impacted by slightly higher manufacturing costs and higher warranty reserves in 2006 versus 2005. Royalty gross margins were positively impacted by the patent royalty we owed to the University of Minnesota ending in the third quarter of 2006.

          Selling, marketing and product support expense increased to $2.9 million or 21.7% of total revenue in 2006 from $2.6 million or 23.3% of total revenue in 2005. The change related mostly to headcount additions.

          General and administrative expense increased to $2.4 million or 18.2% of total revenue in 2006 from $1.4 million or 12.7% of total revenue in 2005. The 2006 increase resulted mainly from a combination of headcount additions, stock option expense recognition, increased audit, tax, legal and consulting fees, and a $375,000 legal settlement with Econolite.

          Research and development expense increased to $2.6 million or 20.1% of total revenue in 2006 from $1.5 million or 13.8% of total revenue in 2005. The increase was directly related to headcount additions and significant prototype material and consulting expenses incurred in accelerating technical efforts on our next-generation Autoscope Terra product line.

          Other income increased to $523,000 in 2006 from $252,000 in 2005. Increased interest income in 2006 was due to a combination of higher cash and investment balances and higher interest rates relative to 2005.

          Our income tax effective rate decreased to 23.3% of pretax income in 2006 from 34.6% in 2005. The decrease was due to a number of federal and state adjustments and increased research and development credits.

Liquidity and Capital Resources

          At December 31, 2007, we had $5.6 million in cash and cash equivalents compared to $11.6 million at December 31, 2006. The primary reasons for the decrease were cash payments made in conjunction with the EIS asset purchase and the restriction of cash as a result of our term loan with Wells Fargo. Net cash provided by operating activities was $1.5 million in 2007 compared to $4.6 and $2.4 million in 2006 and 2005, respectively. The major components of operating activities for 2007 were net income of $872,000 and the non-cash in-process research and development expense, net of tax, of $3.0 million that were partially offset by the working capital impact of carrying higher accounts receivable and inventory balances. At December 31, 2007, we no longer held any short-term investments, and we had borrowed $5.0 million on our term loan to partially fund the EIS asset purchase. We expect that the EIS asset purchase will positively impact cash flows in 2008. As discussed below, any earn-outs to the EIS sellers for 2008, 2009 and 2010 performance are due and payable the following year.

          We have two credit agreements with Wells Fargo Bank, N.A., a revolving line of credit and a term loan. The revolving line of credit agreement provides up to $3.0 million in short-term borrowings at Wells Fargo’s prime rate (effective rate of 7.25% at December 31, 2007), expiring May 31, 2008. Outstanding borrowings are secured by inventories, accounts receivable and equipment, and Wells Fargo has the right of setoff against checking, savings and other accounts that we maintain with them. We had no outstanding borrowings under this credit agreement in 2007 or 2006. The term loan provides up to $8.0 million in short-term borrowings at Wells Fargo’s prime rate less 0.50% (effective rate of 6.75% at December 31, 2007), expiring September 30, 2008. Any advances require that securities, cash or investments, or eligible investments be pledged against the loan so that the loan is no more than approximately 85% of the eligible investments pledged. In December 2007, we borrowed $5.0 million on this loan and pledged certain cash equivalents which are disclosed as restricted cash on our consolidated balance sheet.

          After December 31, 2007, we invested a portion of our excess cash in auction rate securities and, as of February 29, 2008, we had $5.5 million of these securities in our investment portfolio. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2031 to 2047. Further, all of these securities are collateralized by student loans and approximately 97% of the collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program. In February 2008, we experienced failed auctions for our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which generally is higher than the current market rate. If we need to access these funds, we will not be able to do so without the possible loss of principal or until a future auction for these investments is successful, they are redeemed by the issuer or they mature. We cannot predict if or when a successful auction or redemption may take place. We do not believe we need access to these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on a quarterly basis for impairment or for the need to reclassify as long-term investments. All of the securities are due for auction in late March 2008.

          After December 31, 2007, the pledged collateral on the bank term loan was a combination of auction rate securities and money market funds. As a result of the failed auctions, the auction rate securities no longer qualify as collateral for the term loan. In March 2008, we borrowed $1.7 million from our revolving line of credit and used the proceeds to pay down our borrowings on the term loan to satisfy the bank’s pledge formula requirement.

          We believe that our cash and cash equivalents on hand at February 29, 2008, along with our credit agreements with Wells Fargo and cash provided by operating activities, are adequate to fund our current business plan and maintain our collateral coverage and borrowing bases on our bank debt for 2008, regardless of the liquidity of our auction rate securities. We believe we will be able to extend our revolving line of credit upon expiration at terms similar to the current agreement.

          In conjunction with our EIS asset purchase, the sellers have an earn-out arrangement over approximately three years. The earn-out is based on earnings from RTMS sales less related cost of revenue and operating expenses, depreciation and amortization, and is calculated annually. If the earnings are at target levels, the sellers would receive $2.0 million annually or $6.0 million in total. Earn-out payments generally are due within three months of the end of an earn-out period. The first earn-out period runs from December 6, 2007 to December 31, 2008. Thus, if any earn-out payment is due for this period, it would be paid by March 31, 2009. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement.

     Off-Balance Sheet Arrangements

          We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

     Critical Accounting Policies

          Goodwill and Intangible Assets. Goodwill is not amortized but is tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our Hong Kong-based subsidiary, Flow Traffic Ltd., and certain assets purchased from EIS. Goodwill for the EIS asset purchase was recorded in December 2007 and will be tested for impairment annually beginning in 2008. The Flow Traffic goodwill is tested for impairment on December 31 of each year. The impairment test requires us to estimate the fair value of our subsidiary and then compare it to the carrying value of the subsidiary. If the carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic. The future economic benefits are significantly dependent on future revenue growth. No impairment of goodwill was recorded as of December 31, 2007 and 2006. If Flow Traffic and the EIS assets do not provide the future economic benefits we project, the fair value of these assets may become impaired, and we would need to record an impairment loss. Any earn-outs related to the EIS asset purchase will be recorded as additional goodwill in the year earned. Intangible assets are related to the EIS asset purchase for trade names and technology and are amortized over their anticipated useful lives of five to eight years.

          Revenue Recognition. Royalty income is recognized based upon a monthly royalty report provided to us by Econolite. This report is prepared by Econolite based on its sales of products we developed and is based on sales delivered and accepted by its customers. We recognize revenue from North American and international sales at the time of delivery and acceptance, the selling price is fixed or determinable and collectibility is reasonably assured. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based upon historical sales returns and changes in end user demands. Sales returns and warranty allowances are estimated at the time of sale based on historical experience.

          Income Taxes. Income taxes are accounted for under the liability method. Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are offset by a valuation allowance as deemed necessary based on our estimate of our future sources of taxable income and the expected timing of temporary difference reversals. Uncertain tax positions are recognized if the tax position is more likely than not of being sustained on audit based on the technical merits of the position.

          Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market and allowances have been made for obsolete, excess or unmarketable inventories based on estimated future usage or actual or anticipated product line changes.

New Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of Statement of Financial Accounting Standard, or SFAS, No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted FIN 48 in 2007, and it did not materially affect our financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB decided to issue a proposed staff position to partially defer for one year the implementation of SFAS No. 157. The proposed deferral would apply to all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value. The original effective date would continue to apply for items that are not subject to the proposed partial. We currently are evaluating the impact of this standard on our financial position and results of operations.

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will impact us if we complete an acquisition after the effective date.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial statements.

Contractual Obligations

          The following table presents information regarding contractual obligations that existed as of December 31, 2007 by fiscal year (in thousands).

	Total	Less than 1 Year	2 — 3 Years	4 — 5 Years	More than 5 Years

Bank debt	$5,000	$5,000	$—	$—	$—
Lease obligations	904	380	524	—	—
Reserve for tax uncertainties	150	—	150	—	—

Total	$6,054	$5,380	$674	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

          Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. We have not hedged our exposure to translation gains and losses. A 10% adverse change in foreign currency rates would not have a material effect on our results of operations or financial position.

          After December 31, 2007, we invested a portion of our excess cash in auction rate securities and, as of February 29, 2008, we had $5.5 million of these securities in our investment portfolio. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2031 to 2047. Further, all of these securities are collateralized by student loans, and approximately 97% of the collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program. In February 2008, we experienced failed auctions for our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short-term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which generally is higher than the current market rate. If we need to access these funds, we will not be able to do so without the possible loss of principal or until a future auction for these investments is successful, they are redeemed by the issuer or they mature. We cannot predict if or when a successful auction or redemption may take place. We do not believe we need access to these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on a quarterly basis for impairment or for the need to reclassify to long-term investments. All of the securities are due for auction in late March 2008.

Item 8.	Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$5,613	$11,626
Restricted cash	5,263	—
Short-term investments	—	1,800
Investment in callable FHLB bonds	—	2,300
Accounts receivable, net of allowance for returns and doubtful accounts of $32 ($98 in 2006)	4,997	2,957
Inventories	1,579	670
Prepaid expenses	228	126
Deferred income taxes	142	173

Total current assets	17,822	19,652

Property and equipment:
Furniture and fixtures	328	293
Leasehold improvements	27	44
Equipment	1,220	834

	1,575	1,171
Accumulated depreciation	875	649

	700	522

Deferred income taxes	1,676	—
Intangible assets	5,249	—
Goodwill	4,891	1,050

TOTAL ASSETS	$30,338	$21,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$816	$616
Bank debt	5,000	—
Accrued compensation	703	587
Accrued warranty and other	510	449
Income taxes payable	—	131

Total current liabilities	7,029	1,783

Deferred income taxes	—	8
Income taxes payable	84	100

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 3,927,806 issued and outstanding (3,761,804 in 2006)	39	38
Additional paid-in capital	11,004	8,130
Accumulated other comprehensive income	161	16
Retained earnings	12,021	11,149

Total shareholders’ equity	23,225	19,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,338	$21,224

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years ended December 31

	2007	2006	2005

Revenue:
International sales	$4,067	$2,980	$2,407
North American sales	269	—	—
Royalties	10,747	10,136	8,595

	15,083	13,116	11,002
Cost of revenue:
International sales	1,927	1,501	1,042
North American sales	60	—	—
Royalties	—	220	383

	1,987	1,721	1,425

Gross profit	13,096	11,395	9,577

Operating expenses:
Selling, marketing and product support	3,463	2,850	2,567
General and administrative	2,653	2,382	1,400
Research and development	2,299	2,639	1,516
Amortization of intangible assets	51	—	—
In-process research and development	4,500	—	—

	12,966	7,871	5,483

Income from operations	130	3,524	4,094

Other income	543	523	252

Income before income taxes	673	4,047	4,346
Income tax expense (benefit)	(199)	942	1,505

Net income	$872	$3,105	$2,841

Net income per share:
Basic	$0.23	$0.83	$0.79
Diluted	0.22	0.80	0.73

Weighted average number of common shares outstanding:
Basic	3,789	3,725	3,602
Diluted	3,881	3,891	3,868

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year ended December 31

	2007	2006	2005

Operating activities:
Net income	$872	$3,105	$2,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226	226	121
Amortization	51	162	258
In-process research and development	4,500	—	—
Tax benefit from disqualifying disposition	112	113	377
Stock option expense	194	177	68
Deferred income taxes	(1,653)	(203)	(57)
Changes in operating assets and liabilities:
Accounts receivable	(2,040)	557	(1,338)
Inventories	(909)	(358)	92
Prepaid expenses	(102)	(22)	41
Accounts payable	200	218	(4)
Accrued liabilities	177	511	(183)
Income taxes payable	(147)	137	194

Net cash provided by operating activities	1,481	4,623	2,410

Investing activities:
Purchase of EIS assets	(11,406)	—	—
Purchase of short-term investments	—	(1,800)	—
Sale of short-term investments	1,800	—	5,000
Maturity of callable FHLB bonds	2,300	—	—
Purchases of property and equipment	(104)	(419)	(323)

Net cash provided by (used in) investing activities	(7,410)	(2,219)	4,677

Financing activities:
Proceeds from exercise of stock options	34	200	657
Proceeds from bank borrowing	5,000	—	—
Cash restricted for bank borrowing	(5,263)	—	—

Net cash provided by (used in) financing activities	(229)	200	657
Effect of exchange rate changes on cash	145	16	—

Increase (decrease) in cash and cash equivalents	(6,013)	2,620	7,744

Cash and cash equivalents at beginning of year	11,626	9,006	1,262

Cash and cash equivalents at end of year	$5,613	$11,626	$9,006

Supplemental disclosure:
Income taxes paid	$1,352	$1,025	$933

Supplemental non-cash disclosure:
Common stock issued in connection with EIS asset purchase	$2,534	$—	$—

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income	Retained Earnings	Total

Balance at December 31, 2004	3,537,222	$35	$6,541	$—	$5,203	$11,779

Tax benefit from disqualifying disposition	—	—	377	—	—	377
Common stock issued for options exercised	164,783	2	655	—	—	657
Stock option expense	—	—	68	—	—	68
Net income	—	—	—	—	2,841	2,841

Balance at December 31, 2005	3,702,005	37	7,641	—	8,044	15,722

Tax benefit from disqualifying disposition	—	—	113	—	—	113
Common stock issued for options exercised	59,799	1	199	—	—	200
Stock option expense	—	—	177	—	—	177
Foreign currency translation adjustment	—	—	—	16	—	16
Net income	—	—	—	—	3,105	3,105

Comprehensive income	—	—	—	—	—	3,121

Balance at December 31, 2006	3,761,804	38	8,130	16	11,149	19,333

Tax benefit from disqualifying disposition	—	—	112	—	—	112
Common stock issued for options exercised	18,800	—	34	—	—	34
Common stock issued in EIS asset purchase	147,202	1	2,534	—	—	2,535
Stock option expense	—	—	194	—	—	194
Foreign currency translation adjustment	—	—	—	145	—	145
Net income	—	—	—	—	872	872

Comprehensive income	—	—	—	—	—	1,017

Balance at December 31, 2007	3,927,806	$39	$11,004	$161	$12,021	$23,225

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2007

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

          Image Sensing Systems, Inc. (referred to herein as “we,” “us” and “our”) develops and markets software based computer enabled detection products for use in advanced traffic management systems and traffic data collection. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for one of our product lines. Our products are used primarily by governmental entities.

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Image Sensing Systems, Inc. and its wholly-owned subsidiaries: Flow Traffic Ltd. (Flow Traffic) located in Hong Kong, Image Sensing Systems Europe Ltd. (ISS/Europe), located in the United Kingdom, Image Sensing Systems Europe Limited SP.Z.O.O. (ISS/Poland), located in Poland and ISS Image Sensing Systems Canada Ltd (ISS/Canada) and ISS Canada Sales Corp. (Canada Sales Corp.), both located in Ontario, Canada. All significant inter-company transactions and accounts have been eliminated in consolidation.

REVENUE RECOGNITION

          Royalty income is recognized based upon a monthly royalty report provided to us by Econolite Control Products, Inc. (Econolite), a licensee that sells one of our products in North America, the Caribbean and Latin America. The royalty is calculated using a profit sharing model where we split evenly the gross profit on sales of our Autoscope product made by Econolite. The royalty report is prepared by Econolite based on its sales of licensed products delivered and accepted by its customers. Payment of royalties is due after Econolite has received payment from its customer.

          We recognize revenue from International and North American sales at the time of delivery and acceptance, the selling price is fixed or determinable and collection of payment is reasonably assured.

CASH AND CASH EQUIVALENTS

          We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. Cash located in foreign banks was $1.2 million and $399,000 at December 31, 2007 and 2006, respectively.

INVESTMENTS

          From time to time, we have invested excess cash in various investments, including auction rate securities with underlying investments in AAA rated securities with varying maturities and interest rates that reset for periods not exceeding 30 days. Investments in callable Federal Home Loan Bank bonds matured in 2007. At December 31, 2006, cost was equal to fair value, and no amount was included as a separate component of shareholders’ equity. We consider short-term investments as “available-for-sale.”

ACCOUNTS RECEIVABLE

          We grant credit to customers in the normal course of business and generally do not require collateral. Management performs on-going credit evaluations of customers. We determine an allowance for doubtful accounts by considering a number of factors, including any on-going technical problems with product in the field, the length of time trade accounts receivable are past due, our previous loss history with the customer and the customer’s current ability to pay. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES

          Inventories are primarily electronic components and finished goods and are valued at the lower of cost or market on the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is computed by the straight-line method over a three- to seven-year period for financial reporting purposes and by accelerated methods for income tax purposes.

INCOME TAXES

          Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We recognize tax benefits when we believe the benefit is more likely than not to be sustained upon review from the relevant authorities. We will recognize penalties and interest expense related to unrecognized tax benefits in income tax expense.

INTANGIBLE ASSETS

          Intangible assets are stated at their estimated value at the time of acquisition. Amortization is computed by the straight-line method over a five to eight-year period for financial reporting purposes based on their estimated useful lives.

GOODWILL

          Goodwill is not amortized but is tested for impairment annually or whenever an impairment indicator arises. Our goodwill related to our Flow Traffic subsidiary is tested for impairment on December 31 of each year. Goodwill related to the EIS asset purchase (see Note 4) will not be tested until 2008. No impairment of goodwill was recorded during the years ended December 31, 2007, 2006 or 2005, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

          Long-lived assets are reviewed for impairment when indicators of impairment are present. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No such losses were recorded during the years ended December 31, 2007, 2006 or 2005, respectively.

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

WARRANTY

          We provide a standard two-year warranty on International and North American product sales. Warranty expense has been $44,000, $190,000 and $21,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and our warranty reserve was $157,149 and $168,161 at December 31, 2007 and 2006, respectively.

ADVERTISING

          Advertising costs are charged to operations in the period incurred and totaled $247,000, $129,000 and $90,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

FOREIGN CURRENCY

          All assets and liabilities of Flow Traffic, ISS/Europe, ISS/Poland, ISS/Canada and Canada Sales Corp. are translated from their respective foreign currency to United States dollars at period-end rates of exchange, while the statement of income is translated at the average exchange rates during the period. Accumulated translation adjustments are shown in equity under “Accumulated Other Comprehensive Income.”

NET INCOME PER SHARE

          Our basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

          For the years ended December 31, 2007, 2006 and 2005, respectively, 92,000, 166,000 and 266,000 common share equivalents were included in the computation of diluted net income per share.

          At December 31, 2007, the exercise prices of 66,000 outstanding options were greater than the average market price of the common shares during the period and were excluded from the computation of diluted shares outstanding.

STOCK OPTIONS

          In 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Prior to 2006, stock options were accounted for under the intrinsic value method as prescribed by APB 25. No stock-based employee compensation cost was reflected in net income, except for costs related to performance based options, because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

          The following table illustrates the effect on net income and net income per share if we had applied the fair value method of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the year ended December 31, 2005, using the assumptions described in Note 13 (in thousands, except per share amounts).

Net income, as reported	$2,841
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(210)

Pro-forma net income	$2,631

Income per share:
Basic - as reported	$.79
Basic - pro forma	.73

Diluted - as reported	$.73
Diluted - pro forma	.68

          Unrecognized compensation costs are $725,781 at December 31, 2007, with a weighted average remaining life of 2.9 years.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” - an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position. Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The implementation of the new standard did not materially affect our financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At a meeting in November 2007, the FASB decided to issue a proposed staff position to partially defer for one year the implementation of SFAS No. 157. The proposed one-year deferral would apply to all nonfinancial assets and liabilities (nonfinancial items), except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). The original effective date would continue to apply for items that are not subject to the proposed partial deferral. We currently are evaluating the impact of this standard on our financial position and the results of our operations.

          In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will impact us if we complete an acquisition after the effective date.

          Also in December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the potential impact that the adoption of this Statement will have on our financial statements.

RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       INVESTMENTS

Investments, at cost, consisted of the following (in thousands) :

	December 31,

	2007	2006

Callable Federal Home Loan Bonds	$—	$2,300
Short-term investments - auction rate securities	—	1,800

Total	$—	$4,100

          As of December 31, 2006, investments were classified as available-for-sale. The cost of investments approximates market value and therefore no amount is recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

          Proceeds from maturities and sales of investments totaled $4.1 million, $ - and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. There were no realized gains or losses related to sales or unrealized gains or losses during the years ended December 31, 2007, 2006 and 2005.

3.       INVENTORIES

          Inventories, net of lower of cost or market adjustments, consisted of the following (in thousands):

	December 31,

	2007	2006

Electronic components	$1,092	$44
Finished goods	487	626

Total	$1,579	$670

4.       ACQUISITION

          On December 6, 2007, we purchased certain assets of EIS Electronic Integrated Systems, Inc. (EIS), including its RTMS radar product line. The purchase price was $10.9 million in cash plus 147,202 shares of our common stock valued at approximately $2.5 million. We borrowed $5.0 million from a bank to partially finance the purchase. In addition to the purchase price, we incurred $506,000 in direct acquisition costs. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the assets for the next three years. Earn-outs will be calculated and paid annually. Based on target achievement, the sellers would receive $2.0 million annually or a total of $6.0 million.

          Following the purchase, the former operations of EIS were split into two subsidiaries: ISS/Canada and Canada Sales Corp. The purchase price plus direct acquisition costs were allocated on the basis of estimated fair value at the date of the purchase. The purchase price allocation is as follows (in thousands):

Purchase price including direct acquisition costs	$13,941
Less:
Fixed assets	(300)
In-process research and development expense	(4,500)
Developed technology	(3,900)
Trade names	(1,200)
Other intangibles	(200)

Goodwill	$3,841

          Earn-out payments related to the EIS asset purchase will be recorded as additional goodwill when earned.

          Prior to the asset purchase, EIS was engaged in research and development activity into its next generation product line, known internally as “G4.” G4 research activity began in 2006. Because G4 had not yet reached technological feasibility, the value of the G4 program was expensed as in-process research and development at the date of transaction. As of the date of the EIS asset purchase, the program was estimated to be between 50% and 75% complete. G4, when released, is expected to provide new features and functionality and avoid existing patent claims of competitors based upon unique technology. The value of the G4 program was appraised utilizing a multi-period excess earnings cash flow analysis based upon facts and circumstances surrounding the in-process development activities and the expected economic benefits to be derived from the resulting products. Key assumptions for the analysis include revenue from G4 products beginning in mid-2008, achievement of an efficient cost to manufacture and a risk adjusted discount rate of 17.0% on cash flows. At the date of acquisition, EIS was actively selling its G3 product, which has provided the majority of its revenues in the last two years. If G4 is not commercialized according to plan, our financial projections may not be attained.

          EIS was named in a U.S. lawsuit in 2006 for infringement of a patent. On October 31, 2007, the courts entered judgment that EIS had not infringed on the patent. The plaintiff could appeal the decision, which EIS would then continue to defend as provided in the purchase agreement. In addition, EIS must indemnify us for all expenses, claims or judgments related to this lawsuit up to the amount of the purchase price, including any earn-out payments.

Management believes that the ultimate outcome of this legal action will not have a material adverse effect on our financial statements.

          In conjunction with the EIS asset purchase, $600,000 in cash and 35,328 shares of stock, with a value of approximately $600,000, issued in connection with the transaction were placed in escrow to secure potential indemnification obligations. Any amounts remaining in escrow on December 6, 2012 will then be released.

          The results of ISS/Canada and Canada Sales Corp. operations are included in the accompanying financial statements since the date of the EIS asset purchase. The following pro forma summary presents the results of operations as if the EIS asset purchase had occurred on January 1, 2006. EIS’ fiscal year ended on September 30. The table below includes our results for the years ended December 31, 2007 and 2006, respectively, and EIS for the years ended September 30, 2007 and 2006, respectively. During the years ended September 30, 2007 and 2006, respectively, EIS incurred $409,000 and $2.6 million of legal fees to defend the patent infringement lawsuit.

          The pro forma results are not necessarily indicative of the results that would have been achieved had the EIS asset purchase taken place on that date (in thousands, except per share amounts):

	December 31,

	2007	2006

Total revenue	$23,825	$21,187
Net income (loss)	3,897	(2,170)

Net income (loss) per share:
Basic	$0.99	$(0.56)
Diluted	$0.97	$(0.56)

5.       GOODWILL AND INTANGIBLE ASSETS

          Goodwill consists of $1.1 million related to our acquisition of Flow Traffic and $3.8 million recorded in 2007 for the EIS asset purchase.

          Intangible assets consisted of the following at December 31, 2007 (dollars in thousands):

Developed technology (8 year life)	$3,900
Trade names (5 year life)	1,200
Other intangibles (5 year life)	200
Less: Accumulated amortization	(51)

Total identifiable intangible assets, net	$5,249

          We expect to recognize amortization expense for the intangible assets in the above table of $768,000 in each of our years ending December 31, 2008, 2009, 2010 and 2011 and of $749,000 in 2012. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

6.       CREDIT FACILITIES

          We have two credit agreements with our bank.

          The revolving line of credit agreement provides up to $3.0 million in short-term borrowings at the bank’s prime rate (effective rate of 7.25% at December 31, 2007), expiring May 31, 2008. Any loans would be secured by inventories, accounts receivable and equipment, and the bank would have the right of setoff against checking, savings and other accounts. We had no outstanding borrowings under this credit agreement in 2007 or 2006.

          The term loan provides up to $8.0 million in short-term borrowings at the bank’s prime rate less 0.50% (effective rate of 6.75% at December 31, 2007), expiring September 30, 2008. Any loans require that securities, cash or investments, or eligible investments, be pledged on a formula basis. In December 2007, we borrowed $5.0 million on this loan and pledged certain cash equivalents. At December 31, 2007, we have $5.0 million outstanding on this loan and have pledged $5.3 million as restricted cash.

7.       LEASE COMMITMENTS

          We rent office space and equipment under operating lease agreements expiring at various dates through December 2010. The leases provide for monthly payments of $39,000, and we are responsible for our proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $319,000, $261,000, and $221,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

          Future minimum annual lease payments under noncancelable operating leases for the years ending December 31, 2008, 2009 and 2010 are $380,000, $334,000 and $194,000, respectively.

8.       INCOME TAXES

          Our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,

	2007	2006

Current deferred tax assets (liabilities):
Accrued compensation	$25	$20
Allowance for returns and bad debts	2	131
Prepaid expenses	(39)	(28)
Inventories	118	—
Stock option expense	36	—
State tax credits	—	50
Foreign net operating loss carryforwards	86	73
Less valuation allowance	(86)	(73)

	142	173
Non-current deferred tax assets (liabilities):
Intangible asset amortization	1,684	—
Other	(8)	(8)

	1,676	(8)

Net deferred tax assets	$1,818	$165

          Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimates of future sources of taxable income and the expected timing of temporary difference reversals.

          There is $913,000, $449,000 and $270,000 in undistributed earnings of our wholly-owned foreign subsidiaries at December 31, 2007, 2006 and 2005, respectively.

          We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

          Our wholly-owned subsidiary in Hong Kong has unused tax losses which do not expire of approximately $477,000 available for offset against future taxable income. The deferred income tax asset has been fully offset by a valuation allowance as we have no assurance that taxable income will be earned in the future.

          The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,

	2007	2006	2005

Current:
Federal	$1,318	$1,039	$1,411
State	20	49	114
Foreign	116	57	37

	1,454	1,145	1,562

Deferred:
Federal	(1,638)	(173)	(52)
State	(15)	(30)	(5)
Foreign	—	—	—

	(1,653)	(203)	(57)

Total income tax expense (benefit)	$(199)	$942	$1,505

          Income before taxes for the foreign operations were $509,000, $236,000, and $(230,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

          A reconciliation of income taxes to the statutory federal rate is as follows (in thousands):

	December 31,

	2007	2006	2005

Federal tax statutory rate	$225	$1,382	$1,477
State taxes, net of federal benefit	2	13	72
Tax exempt interest	(146)	(124)	(53)
Research and development tax credits	(120)	(135)	(80)
Domestic production activity deduction	(61)	(39)	(45)
Effect of higher (lower) rates on foreign income	(57)	(23)	115
Stock option expense	32	60	23
Prior year tax credits and refunds claimed	(26)	(202)	—
Other	(48)	10	(4)

Income tax expense (benefit)	$(199)	$942	$1,505

          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”) which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we did not change our tax liability for uncertain tax benefits. A reconciliation of the beginning and ending amount of the tax liability for uncertain tax benefits is as follows (in thousands):

Balance at January 1, 2007	$100
Additions for current year tax positions	50
Reductions	—

Balance at December 31, 2007	$150

          We are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and require significant judgment to apply. Generally, we are subject to U.S. federal, state, local and foreign tax examinations by taxing authorities for years after the fiscal year ended December 31, 2004.

9.       LICENSING

          The United States patent for some aspects of the technology underlying our Autoscope system was issued in 1989 to the University of Minnesota. We had an exclusive worldwide license from the University of Minnesota for that technology and paid royalties to the University of Minnesota in exchange for such license. Our exclusive license, and all related royalty obligations, expired July 2006. Royalty expense under the agreement was $220,000 and $383,000, in the years ended December 31, 2006 and 2005, respectively.

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

          We recognized royalty income from this agreement of $10.7 million, $10.1 million, and $8.6 million in the years ended December 31, 2007, 2006 and 2005, respectively.

10.     REVENUE FROM FOREIGN COUNTRIES

          We derived the following percentages of our revenue from the following geographic regions:

	2007	2006	2005

Asia Pacific	11%	10%	6%
Europe	16%	13%	16%
North America	73%	77%	78%

          Revenue originating from Poland was 11% of our revenue in the year ended December 31, 2007. The aggregate net book value of long-lived assets held outside of the United States was $356,000 and $41,000 at December 31, 2007 and 2006, respectively.

11.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

          Royalty income from Econolite comprised 71%, 77% and 78% of revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Accounts receivable from Econolite were $3.3 million and $2.1 million at December 31, 2007 and 2006, respectively. One international customer comprised 15% of accounts receivable at December 31, 2007.

12.     RETIREMENT PLANS

          Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan and we may make discretionary contributions to the plan. We made contributions totaling $89,000, $87,000 and $60,000 to the plans for the years ended December 31, 2007, 2006 and 2005, respectively.

13.     STOCK OPTIONS

          In February 1995 and April 2005, we adopted the 1995 Long-Term Incentive and Stock Option Plan (the 1995 Plan) and the 2005 Stock Incentive Plan (the 2005 Plan), respectively, which provide for the granting of incentive (ISO) and non-qualified (NQO) stock options, stock appreciation rights, restricted stock awards and performance awards to our officers, directors, employees, consultants and independent contractors. The 1995 Plan terminated in February 2005. Options granted under the Plans generally vest over three to five years based on service and have a contractual term of six to ten years and are amortized to expense on a straight-line basis. The following table summarizes stock option activity for 2007 and 2006:

	Plan Options Available For Grant	Plan Options Outstanding		Non-Plan Options Outstanding	Weighted Average Exercise Price Per Share

		ISO	NQO

Balance at December 31, 2005	281,200	78,400	136,432	42,000	$2.72
Granted	(18,000)	—	18,000	—	12.61
Exercised	—	(7,700)	(52,099)	—	3.33

Balance at December 31, 2006	263,200	70,700	102,333	42,000	3.38
Granted	(141,000)	68,088	72,912		15.34
Exercised	—	(18,800)	—	—	2.12

Balance at December 31, 2007	122,200	119,988	175,245	42,000	$8.47

          The following table summarizes information about the stock options outstanding at December 31, 2007.

	Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.30-1.99	71,100	4.2 years	$1.34	$1,019,818	71,100	$1.34	$1,019,818
2.00-2.99	52,200	2.0 years	2.38	694,170	52,200	2.38	694,170
3.00-3.99	38,933	4.8 years	3.15	487,966	38,333	3.13	480,946
7.00-7.93	16,000	1.3 years	7.77	126,580	16,000	7.77	126,580
12.00-12.99	18,000	8.8 years	12.61	509,220	6,000	12.61	18,420
14.00-14.99	75,000	5.1 years	14.19	111,500	—	—	—
15.00-15.99	19,000	2.9 years	15.70	—	—	—	—
16.00-16.99	15,000	5.4 years	16.00	—	—	—	—
17.00-17.99	32,000	4.9 years	17.50	—	—	—	—

	337,233		$8.47	$2,949,254	183,633	$2.94	$2,339,934

          The weighted average fair value of the 141,000 and 18,000 options granted during the years ended December 31, 2007 and 2006 was $851,910 and $74,340, respectively. There were no options granted in 2005.

          The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $255,000, $607,000 and $1.3 million, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $25,000, $170,000 and $15,000, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended December 31, 2007: zero dividend yield; expected volatility of 127%; risk-free interest rate of 4.75%; and expected term of 3.9 years. The assumptions were as follows for the year ended December 31, 2006: zero dividend yield; expected volatility of 127%; risk-free interest rate of 4.27% and expected term of 3 years. The expected life of the options is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of our stock over the past three years. We have not historically issued any dividends and do not expect to in the foreseeable future. We recognized stock option expense of $194,000 and $177,000 in the years ended December 31, 2007 and 2006, respectively, and the expense is included within general and administrative expense on the consolidated statements of income.

          There were 195,833 and 213,767 options exercisable at December 31, 2006 and 2005, respectively. The weighted average exercise price of these options was $2.53 and $2.52 at December 31, 2006 and 2005, respectively.

14.     SUBSEQUENT EVENT

          After December 31, 2007, we invested a portion of our excess cash in auction rate securities and as of February 29, 2007 we have $5.5 million of these securities in our investment portfolio. All of these auction rate securities are AAA rated by one or more of the major credit rating agencies and have contractual maturities from 2031 to 2047. Further, all of these securities are collateralized by student loans, and approximately 97% of the collateral in the aggregate is guaranteed by the U.S. government under the Federal Family Education Loan Program. In February 2008, we experienced failed auctions for our entire auction rate securities portfolio, resulting in our inability to sell these securities in the short term. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which generally is higher than the current market rate. If we need to access these funds, we will not be able to do so without the possible loss of principal or until a future auction for these investments is successful, they are redeemed by the issuer or they mature. We cannot predict if or when a successful auction or redemption may take place. We do not believe we need access to these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on a quarterly basis for impairment or for the need to reclassify as long-term investments. All of the securities are due for auction in late March 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for the each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to adopt Financial Accounting Standards No. 123(R), Share-Based Payment effective January 1, 2006.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 6, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management’s report on internal control over financial reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

          None.

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

          The sections entitled “Proposal I - Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2008 annual meeting of shareholders are incorporated into this Form 10-K by reference.

Item 11.     Executive Compensation

          The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2008 annual meeting of shareholders are incorporated into this Form 10-K by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Equity Compensation Plan Information

          The following table provides information as of December 31, 2007 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by shareholders(1)	295,233	$9.23	122,200

Equity compensation plans not approved by shareholders	42,000	$3.13	—

Total	337,233	$8.47	122,200

           (1)           Includes shares underlying stock options under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan and non-qualified stock options granted outside the 1995 Plan between 1996 and 2000 to current and former members of the Board of Directors.

          (2)          The 122,200 shares available for grant under the 2005 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

          The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 annual meeting of shareholders is incorporated into this Form 10-K by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

          The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2008 annual meeting of shareholders is incorporated into this Form 10-K by reference.

Item 14.     Principal Accountant Fees and Services

          The sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2008 annual meeting of shareholders are incorporated into this Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (b) The following documents are filed as exhibits to this report:

Exhibit No.	Description

2.1*

Asset Purchase Agreement dated December 6, 2007 by and among Image Sensing Systems, Inc. (ISS), EIS Electronic Integrated Systems Inc., Dan Manor and the other parties named therein (filed herewith). (Schedules to this Agreement have not been filed in reliance on Item 601(b)(2) of Regulation S-K of the Securities and Exchange Commission (SEC). ISS will furnish supplementally copies of such schedules to the SEC upon its request.)

3.1

Restated Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.1 to ISS’ Registration Statement on Form SB-2 (Registration No. 33-90298C) filed on March 14, 1995, as amended (Registration Statement).

3.2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.2 to ISS’ Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

3.3	Bylaws of ISS, incorporated by reference to Exhibit 3.3 to ISS’ Registration Statement.

4.1	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.

10.1	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.

10.2**

1995 Long-Term Incentive and Stock Option Plan, amended and restated through May 17, 2001, incorporated by reference to Exhibit 10.10 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.3**

Employment Agreement between ISS and Kenneth R. Aubrey, dated December 12, 2006, effective on or about January 15, 2007 (in capacity as President) and effective on or about June 1, 2007 (in capacity of President and Chief Executive Officer), incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 14, 2006.

10.4**	Employment Agreement between ISS and Gregory R.L. Smith, dated December 8, 2006, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 8, 2006.

10.5**	Employment Agreement between ISS and James Murdakes, dated March 9, 2007, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated March 13, 2007.

10.6	Business Loan Agreement dated December 4, 2007 by and between ISS and Wells Fargo Bank, National Association (Wells Fargo) (filed herewith).

10.7	Promissory Note dated December 4, 2007 in the original principal amount of $3,000,000 issued by ISS to Wells Fargo (filed herewith).

10.8	Business Loan Agreement dated December 4, 2007 by and between ISS and Wells Fargo (filed herewith).

10.9	Promissory Note dated December 4, 2007 in the original principal amount of $8,000,000 issued by ISS to Wells Fargo (filed herewith).

10.10	Commercial Security Agreement dated January 8, 2002 by and between ISS and Wells Fargo (filed herewith).

10.11	Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P. (filed herewith).

10.12	Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite) (filed herewith).

10.13**	Image Sensing Systems, Inc. 2005 Stock Incentive Plan, incorporated by reference to Appendix A to ISS’ proxy statement filed with the SEC on April 19, 2005.

10.14

Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between ISS and Econolite Control Products, Inc., incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.15

Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.16

Distribution Agreement dated January 1, 2001 by and between ISS and Wireless Technology, Inc., incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

10.17

Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.18

Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001.

21	List of Subsidiaries of ISS.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Employment Agreement dated December 6, 2007 by and between ISS Image Sensing Systems Canada Ltd. and Dan Manor (filed herewith).

99.2	Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite (filed herewith).

99.3	Letter agreement dated June 19, 1997 by and between ISS and Econolite (filed herewith).

*	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by ISS with the SEC.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

/s/ Kenneth R. Aubrey	Date: March 6, 2008

Kenneth R. Aubrey
President and Chief Executive Officer

          Each person whose signature to this report on Form 10-K appears below hereby constitutes and appoints Kenneth R. Aubrey and Gregory R.L. Smith, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this report on Form 10-K or the amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kenneth R. Aubrey	Date: March 6, 2008

Kenneth R. Aubrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory R.L. Smith	Date: March 6, 2008

Gregory R.L. Smith
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

/s/ James Murdakes	Date: March 6, 2008

James Murdakes
Chairman of the Board of Directors

/s/ Panos G. Michalopoulos	Date: March 6, 2008

Panos G. Michalopoulos
Director

/s/ Richard C. Magnuson	Date: March 6, 2008

Richard C. Magnuson
Director

/s/ Michael G. Eleftheriou	Date: March 6, 2008

Michael G. Eleftheriou
Director

/s/ Sven A. Wehrwein	Date: March 6, 2008

Sven A. Wehrwein
Director