Form 10-Q
period 2008-03-31
IMAGE SENSING SYSTEMS INC
filed 2008-05-15
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $0.01 par value per share	3,927,806 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$3,085	$5,613
Restricted cash	3,474	5,263
Accounts receivable, net	5,273	4,997
Inventories	1,888	1,579
Prepaid expenses	350	228
Deferred income taxes	142	142
Total current assets	14,212	17,822

Property and equipment, net	639	700

Long-term investments, net	5,199	—
Deferred income taxes	1,826	1,676
Goodwill and intangible assets	9,948	10,140
Total assets	$31,824	$30,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$821	$816
Bank debt	5,000	5,000
Accrued compensation	559	703
Accrued warranty and other	536	510
Income taxes payable	524	—
Total current liabilities	7,440	7,029

Income taxes payable	150	84

Shareholders’ equity:
Common stock	39	39
Additional paid-in capital	11,077	11,004
Accumulated other comprehensive income	41	161
Retained earnings	13,077	12,021
	24,234	23,225
Total liabilities and shareholders’ equity	$31,824	$30,338

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2008	2007
Revenue:
International sales	$1,355	$353
North American sales	1,625	—
Royalties	2,892	2,291
	5,872	2,644

Costs of revenue:
International sales	608	127
North American sales	594	—
	1,202	127
Gross profit	4,670	2,517

Operating expenses:
Selling, marketing and product support	1,333	685
General and administrative	888	570
Research and development	701	594
Amortization of intangible assets	192	—
	3,114	1,849
Income from operations	1,556	668

Other income, net	41	138
Income before income taxes	1,597	806
Income taxes	541	250
Net income	$1,056	$556

Net income per common share:
Basic	$0.27	$0.15
Diluted	$0.26	$0.14

Weighted average number of common shares outstanding:
Basic	3,928	3,774
Diluted	4,026	3,888

See accompanying notes.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2008	2007
Operating activities:
Net income	$1,056	$556
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	290	57
Stock option expense	73	29
Change in operating assets and liabilities	(249)	(722)
Net cash provided by (used in) operating activities	1,170	(80)

Investing activities:
Net (purchases) disposals of property and equipment	(37)	4
Net (purchases) sales of investments	(5,450)	1,000
Net cash provided by (used in) investing activities	(5,487)	1,004

Financing activities:
Proceeds from exercise of stock options	—	30
Cash released from restriction	1,789	—
Net cash provided by financing activities	1,789	30

Increase (decrease) in cash and cash equivalents	(2,528)	954

Cash and cash equivalents, beginning of period	5,613	11,626
Cash and cash equivalents, end of period	$3,085	$12,580

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2008

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note B: Investments

Investments and marketable securities that do not qualify as cash equivalents have been designated as “available-for-sale” in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income,” a component of shareholders’ equity.

At March 31, 2008, we held $5.5 million (par value) of investments comprised of auction rate securities (ARS) with maturity dates ranging from 2031 to 2047. All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

At March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes primarily based on (a) a discounted cash flow model with factors including tax status, credit quality, duration, insurance swaps, levels of federal guarantees and likelihood of redemption and (b) estimates of observable market data for similar securities (when available). Based on this analysis, we recorded an unrealized loss of $251,000 ($166,000 net of tax) related to our ARS investments and have classified the investments as long-term on our balance sheet as of March 31, 2008. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital market continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges.

Note C: Acquisition

On December 6, 2007, we purchased certain assets of EIS Electronic Integrated Systems, Inc. (EIS), including its RTMS radar product line. The purchase price was $10.9 million in cash plus 147,202 shares of our common stock valued at approximately $2.5 million. We borrowed $5.0 million from a bank to partially finance the purchase. In addition to the purchase price, we incurred $506,000 in direct acquisition costs. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the assets for the next three years. Earn-outs will be calculated and paid annually. Based on target achievement, the sellers would receive $2.0 million annually or a total of $6.0 million. Earn-out payments related to the EIS asset purchase will be recorded as additional goodwill when earned. Following the purchase, the former operations of EIS were split into two subsidiaries: ISS Image Sensing Systems Canada Ltd. (ISS/Canada) and ISS Canada Sales Corp. (Canada Sales Corp.).

EIS was named in a U.S. lawsuit in 2006 for infringement of a patent. On October 31, 2007, the court entered judgment that EIS had not infringed on the patent. The plaintiff has appealed the decision, and EIS has continued its defense as provided in the EIS asset purchase agreement. In addition, EIS must indemnify us for all expenses, claims or judgments related to this lawsuit up to the amount of the purchase price, including any earn-out payments. Management believes that the ultimate outcome of this legal action will not have a material adverse effect on our financial statements.

The results of operations of ISS/Canada and Canada Sales Corp. are included in the accompanying financial statements since the date of the EIS asset purchase. The following pro forma summary presents the results of operations as if the EIS asset purchase had occurred on January 1, 2007. The pro forma results are not necessarily indicative of the results that would have been achieved had the EIS asset purchase taken place on that date (in thousands, except per share amounts):

Three—month period ended March 31, 2007
Total revenue	$3,844
Net income	141

Net income per share:
Basic	$0.04
Diluted	$0.03

Note D: Goodwill and intangible assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd. and $3.8 million recorded in 2007 for the EIS asset purchase.

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Developed technology (8 year life)	$3,900	$3,900
Trade names (5 year life)	1,200	1,200
Other intangibles (5 year life)	200	200
Less: Accumulated amortization	(243)	(51)
Total identifiable intangible assets, net	$5,057	$5,249

We expect to recognize amortization expense for the intangible assets in the above table of $768,000 in each of our years ending December 31, 2008, 2009, 2010 and 2011 and of $749,000 in 2012. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

Note E: Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three-month periods ended March 31, 2008 and 2007 (in thousands, except per share data):

	2008	2007
Numerator: Net income	$1,056	$556
Denominator: Shares used in basic net income per common share calculation	3,928	3,774
Effect of diluted securities: Employee and director stock options	98	114
Shares used in diluted net income per common share calculations	4,026	3,888
Basic net income per common share	$0.27	$0.15
Diluted net income per common share	$0.26	$0.14

Note F: Stock-based Compensation

We recorded $73,000 and $29,000 of stock-based compensation in general and administrative expense for the three-month periods ended March 31, 2008 and 2007, respectively. Options to purchase 44,000 shares, at a weighted average exercise price of $12.37, and options to purchase 75,000 shares, at a weighted average exercise price of $14.19, were granted during the three-month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $830,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 3.0 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month periods ended March 31, 2008 and 2007, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of March 31, 2008, we had 78,200 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.30–1.99	71,100	4.0 years	$ 1.34	71,100	$ 1.34
2.00–2.99	52,200	1.7 years	2.38	52,200	2.38
3.00–3.99	38,933	4.5 years	3.15	38,933	3.15
7.00–7.99	16,000	1.1 years	7.77	16,000	7.77
12.00–12.99	62,000	6.7 years	12.44	6,000	12.61
14.00–14.99	75,000	4.8 years	14.19	18,750	14.19
15.00–15.99	19,000	2.7 years	15.70	—	—
16.00–16.99	15,000	5.1 years	16.00	—	—
17.00–17.99	32,000	4.7 years	17.50	—	—
	381,233	4.2 years	8.92	202,983	3.98

Note G: Segment Information:

We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line and revenue consists of Royalties (all of which are received from Econolite Control Products, Inc.), as well as a portion of International sales. RTMS is our radar product line acquired in the EIS asset purchase in December 2007 (see Note C) and revenue consists of all North American sales and a portion of International sales. All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for the Company’s reportable segments for the three month period ended March 31, 2008 (in thousands):

	Autoscope	RTMS	Total
Revenue	$4,063	$1,809	$5,872

Depreciation	72	26	98

Amortization of intangible assets	—	192	192

Income before income taxes	1,334	263	1,597

Capital expenditures	37	—	37

Total assets	21,275	10,549	31,824

Note H: New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we have adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS 157 impacted our disclosures surrounding our long-term investments.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for the Company as of January 1, 2008. The impact of adopting this pronouncement had no effect on our consolidated financial statements because we did not elect the fair value option for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 141(R) will impact us if we complete an acquisition after the effective date.

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

Autoscope systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc., or Econolite, our exclusive licensee in these regions. We sell RTMS systems to distributors and end users in North America. We also sell both Autoscope and RTMS to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. End users of our products throughout the world are generally funded by government agencies responsible for traffic management or traffic law enforcement.

EIS Asset Purchase. On December 6, 2007, we purchased certain assets from EIS Electronic Integrated Systems Inc., or EIS, including its principal product line, the RTMS system. In its fiscal year ended September 30, 2007, EIS had revenue of $8.7 million, substantially all of which related to RTMS sales. Our consolidated financial statements include revenue and expenses related to the operations of the former EIS business from December 7, 2007 forward.

Trends and Challenges in Our Business.

We believe recent growth in our business can be attributed primarily to the following global trends:

•	worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of roadway infrastructure, which has increased demand for our products;

•	advances in information technology, which have made our products easier to market and implement;

•	the continuing rise in funding allocations in large cities for centralized traffic management services, which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems, or ITS, for traffic control in developed countries;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel, commissions paid to third parties, travel, trade show and advertising costs, second-tier technical support for Econolite, and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. General and administrative expenses reflect management, supervisory and staff salaries and benefits, legal and auditing fees, travel, rent and costs associated with being a public company, such as board of director fees, Sarbanes-Oxley compliance, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses is non-cash expense for intangible asset amortization.

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

Segments. We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line and revenue consists of Royalties (all of which are received from Econolite), as well as a portion of International sales. RTMS is our radar product line acquired in the EIS asset purchase in December 2007 (see Note C) and revenue consists of all North American sales and a portion of International sales. All segment revenues are derived from external customers (see Note G).

Results of Operations

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period-to-period changes of items in the consolidated statements of income from 2008 to 2007:

	Three-Month Period Ended March 31,		Quarter Over Quarter
	2008	2007	Change
International sales	23.1%	13.4%	283.9%
North American sales	27.7	—	n/m
Royalties	49.2	86.6	26.2
Total revenue	100.0	100.0	122.1
Gross profit - international sales	55.1	64.0	230.5
Gross profit – North American sales	63.4	—	n/m
Gross profit – royalties	100.0	100.0	—
Selling, marketing and product support expenses	22.7	25.9	94.6
General and administrative expenses	15.1	21.6	55.8
Research and development expenses	11.9	22.5	18.0
Amortization of intangible assets	3.3	—	n/m
Income from operations	26.5	25.3	132.9
Other income, net	0.7	5.2	(70.3)
Income taxes	9.2	9.5	116.4
Net income	18.0	21.0	89.9

Total revenue increased to $5.9 million in the first quarter of 2008 from $2.6 million in the first quarter of 2007. Royalty revenue for the first quarter of 2008 increased to $2.9 million, or 49.2% of revenue, from $2.3 million, or 86.6% of revenue, in 2007. The increase in royalty revenue in 2008 resulted primarily from a similar increase in sales volume of Autoscope products by Econolite. International sales for 2008 increased to $1.4 million, or 23.1% of revenue, from $353,000, or 13.4% of revenue, in 2007. The 283.9% increase in international sales was due primarily to increasing acceptance of Autoscope Terra products in European and Asian markets, including several orders that were significantly above our average order size, as well as the sales of the newly added RTMS product line. North American sales were 27.7% of revenue and reflect the addition of the RTMS product line.

Gross profit margins on international sales for the first quarter of 2008 were 55.1%, down from 64.0% in the comparable quarter of 2007, due to higher manufacturing costs and a shift in sales mix to lower margin products. Gross profit margins on North American sales for the first quarter were 63.4%.

Operating expenses increased to $3.1 million for the first quarter of 2008 from $1.8 million for the comparable period in 2007, a 68.4% increase. The primary reason for the increase was the addition of operating expenses from the former EIS business acquired in December 2007, which currently has a run rate of approximately $600,000 per quarter before variable selling expense, including research and development expense for the next-generation RTMS system. Additionally, increases were in selling, marketing and general product support expenses, which included headcount additions for sales and product support, and in general and administrative, which included increased stock option expense and higher fees for professional services. We also began incurring amortization expense on intangible assets purchased as part of the EIS asset purchase. We expect the level of expenses in each of the operating expense categories, except amortization of intangible assets, to increase in absolute dollars over the remaining three quarters of 2008 as compared to the first quarter.

Income from operations in the first quarter of 2008 was $1.6 million, or 26.5% of revenue, compared to $668,000, or 25.3% of revenue, in the comparable quarter in 2007, an increase of 132.9%. The increase resulted primarily from the growth in all revenue categories, which were offset in part by increased operating expenses as described above.

Other income, net, decreased to $41,000 in the first quarter of 2008 from $138,000 in the comparable quarter of 2007 as a result of lower cash balances and interest expense incurred on bank debt.

Income tax expense was $541,000 or 33.9% of pretax income in the first quarter of 2008, compared to $250,000 or 31.0% of pretax income in the comparable quarter of 2007. The increase in the effective rate was due primarily to there being no tax-exempt interest income in 2008 versus significant amounts in 2007. We anticipate that the effective tax rate for the year will remain in the 30-35% range.

Net income was $1.1 million in the first quarter of 2008, an 89.9% increase, compared to $556,000 in the comparable quarter of 2007 due to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2008, we had $3.1 million in cash and cash equivalents, $3.5 million in restricted cash and $5.2 million in long-term investments, compared to $5.6 million in cash and cash equivalents, $5.3 million in restricted cash and $-0- investments at December 31, 2007. As discussed below, our investments are auction rate securities and are not currently liquid.

Net cash provided by operating activities was $1.2 million in the first quarter of 2008, compared to net cash used of $80,000 in 2007. The primary reason for the change was the incremental net income increase in 2008 and payables growth in 2008 as opposed to a decrease in 2007. We purchased $5.5 million in investments, net of redemptions, in 2008 as opposed to selling $1.0 million in investments, net of purchases, in 2007.

At March 31, 2008, we held $5.5 million (par value) of investments comprised of auction rate securities, or ARS, with maturity dates ranging from 2031 to 2047. All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. The immediate effect of a failed auction is that such holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

At March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes primarily based on (a) a discounted cash flow model with factors including tax status, credit quality, duration, insurance swaps, levels of federal guarantees and likelihood of redemption and (b) estimates of observable market data for similar securities (when available). Based on this analysis, we recorded an unrealized loss of $251,000 ($166,000 net of tax) related to our ARS investments and have classified the investments as long-term on our balance sheet as of March 31, 2008. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital market continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges. We do not believe we need access to these funds for operational purposes for the foreseeable future.

On May 1, 2008, we entered into a new financing arrangement with Associated Bank, National Association, or Associated Bank, which replaced our loan agreements with Wells Fargo Bank, N.A., including fully repaying those loans. Under the arrangement with Associated Bank, we entered into a revolving line of credit and a term loan. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by Associated Bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula which is a percentage of the amounts of ARS and receivables. The line of credit currently has $2.0 million in borrowings outstanding and matures on May 1, 2011. The term loan is for $3.0 million and has a fixed annual interest rate of 6.75%. Repayment on the term loan is in equal monthly principal installments over a 36-month period. As collateral, Associated Bank has a first priority security interest in all of our assets, and we have pledged $5.4 million in ARS to Associated Bank. As a result of the new financing arrangement with Associated Bank, our restricted cash is no longer restricted; however, our ARS investments are now restricted as pledged to Associated Bank.

We believe that cash and cash equivalents on hand at March 31, 2008, along with the restricted cash that is now unencumbered as of May 1, 2008, our $5.0 million revolving line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements for the foreseeable future.

In conjunction with our EIS asset purchase, the sellers have an earn-out arrangement over approximately three years. The earn-out is based on earnings from RTMS sales less related cost of revenue and operating expenses, depreciation and amortization, and it is calculated annually. If the earnings are at target levels, the sellers would receive $2.0 million annually, or $6.0 million in total. Earn-out payments generally are due within three months of the end of an earn-out period. The first earn-out period runs from December 6, 2007 to December 31, 2008. Thus, if any earn-out payment is due for this period, it would be paid by March 31, 2009. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies used in preparing our interim 2008 consolidated financial statements are the same as those described in our Annual Report.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we have adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS 157 impacted our disclosures surrounding our long-term investments.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for the Company as of January 1, 2008. The impact of adopting this pronouncement had no effect on our consolidated financial statements because we did not elect the fair value option for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 141(R) will impact us if we complete an acquisition after the effective date.

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

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	historical dependence on a single product for most of our revenue;
•	budget constraints by governmental entities that purchase our products;
•	continuing ability of our licensee to pay royalties owed;
•	dependence on third parties for manufacturing and marketing our products;
•	dependence on single-source suppliers to meet manufacturing needs;
•	failure to secure adequate protection for our intellectual property rights;
•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;
•	our inability to develop new applications and product enhancements;
•	our inability to respond to low-cost local competitors in Asia and elsewhere;
•	our inability to properly manage a growth in revenue and/or production requirements;
•	the influence over our voting stock by insiders;
•	our inability to hire and retain key scientific and technical personnel;
•	our inability to achieve and maintain effective internal controls;
•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and
•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

At March 31, 2008, we held $5.5 million (par value) of investments comprised of ARS with maturity dates ranging from 2031 to 2047. All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. The immediate effect of a failed auction is that such holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

At March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes primarily based on (a) a discounted cash flow model with factors including tax status, credit quality, duration, insurance swaps, levels of federal guarantees and likelihood of redemption and (b) estimates of observable market data for similar securities (when available). Based on this analysis, we recorded an unrealized loss of $251,000 ($166,000 net of tax) related to our ARS investments and have classified the investments as long-term on our balance sheet as of March 31, 2008. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital market continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges. We do not believe we need access to these funds for operational purposes for the foreseeable future.

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

The following updates a risk factor in our Annual Report on Form 10-K for the year ended December 31, 2007. However, we do not believe that this update has materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our Annual Report on Form 10-K for 2007.

As of March 31, 2008, we had $5.5 million invested in ARS. Since mid-February 2008, the auctions for these securities have failed, which adversely affects their liquidity. In May 2008, we recorded an unrealized loss of $251,000 ($166,000 net of tax) due to a determination of a temporary impairment to the value of our ARS. If we must record other-than-temporary impairment charges on our ARS or recognize a loss on their disposition, our financial condition would be adversely affected.

At March 31, 2008, we held $5.5 million (par value) of investments comprised of ARS. All of our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 to 35 days. Until mid-February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. In May 2008, based on an analysis of our ARS portfolio, we determined there was an unrealized loss of $251,000 ($166,000 net of tax). We cannot predict whether future auctions related to our ARS will be successful. If uncertainties in the credit and capital markets continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges on our ARS or a loss on the disposition of our ARS, which would have an adverse effect on our financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2008:

Exhibit

Number	Description

10.1

Loan Agreement dated May 1, 2008 by and between Image Sensing Systems, Inc. (the “Company”) and Associated Bank, National Association (“Associated Bank”) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 12, 2008 (“Registration Statement”)).

10.2	Security Agreement dated May 1, 2008 by and between the Company and Associated Bank (incorporated by reference to Exhibit 10.20 to the Registration Statement).

10.3

Promissory Note (Line of Credit) dated May 1, 2008 in the original principal amount of $5,000,000 issued by the Company to Associated Bank (incorporated by reference to Exhibit 10.21 to the Registration Statement).

10.4

Promissory Note (Loan) dated May 1, 2008 in the original principal amount of $3,000,000 issued by the Company to Associated Bank (incorporated by reference to Exhibit 10.22 to the Registration Statement).

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

Image Sensing Systems, Inc.

By:

Dated: May 14, 2008	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey President and Chief Executive Officer (principal executive officer)

Dated: May 14, 2008	/s/ Gregory R.L. Smith
Gregory R.L. Smith Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.