Form 10-Q
period 2008-06-30
IMAGE SENSING SYSTEMS INC
filed 2008-08-13
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2008
Common Stock, $0.01 par value per share	3,932,806 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements, Unaudited

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$7,333	$5,613
Restricted cash	—	5,263
Accounts receivable, net	5,706	4,997
Inventories	2,034	1,579
Prepaid expenses	530	228
Deferred income taxes	142	142
Total current assets	15,745	17,822

Property and equipment, net	698	700

Restricted investments, net	5,082	—
Deferred income taxes	1,849	1,676
Goodwill and intangible assets	9,756	10,140
Total assets	$33,130	$30,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$679	$816
Bank debt, current portion	1,000	5,000
Accrued compensation	747	703
Accrued warranty and other	916	510
Income taxes payable	296	—
Total current liabilities	3,638	7,029

Bank debt	3,834	—
Income taxes payable	150	84

Shareholders’ equity:
Common stock	39	39
Additional paid-in capital	11,170	11,004
Accumulated other comprehensive income	7	161
Retained earnings	14,292	12,021
Total shareholders’ equity	25,508	23,225
Total liabilities and shareholders’ equity	$33,130	$30,338

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2008	2007	2008	2007
Revenue:
International sales	$1,446	$736	$2,801	$1,089
North American sales	1,923	—	3,548	—
Royalties	3,373	2,304	6,265	4,595
	6,742	3,040	12,614	5,684

Costs of revenue:
International sales	633	288	1,241	415
North American sales	773	—	1,367	—
	1,406	288	2,608	415
Gross profit	5,336	2,752	10,006	5,269

Operating expenses:
Selling, marketing and product support	1,660	876	2,993	1,561
General and administrative	1,015	552	1,903	1,122
Research and development	765	534	1,466	1,128
Amortization of intangible assets	192	—	384	—
	3,632	1,962	6,746	3,811
Income from operations	1,704	790	3,260	1,458

Other income, net	23	142	64	280
Income before income taxes	1,727	932	3,324	1,738
Income taxes	512	230	1,053	480
Net income	$1,215	$702	$2,271	$1,258

Net income per common share:
Basic	$0.31	$0.18	$0.58	$0.33
Diluted	$0.30	$0.18	$0.57	$0.32

Weighted average number of common shares outstanding:
Basic	3,929	3,779	3,929	3,776
Diluted	3,999	3,874	4,013	3,880

See accompanying notes to condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six-Month Periods Ended June 30,
	2008	2007
Operating activities:
Net income	$2,271	$1,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	573	123
Stock option expense	159	73
Change in operating assets and liabilities	(798)	(2,483)
Net cash provided by (used in) operating activities	2,205	(1,029)

Investing activities:
Net purchases of property and equipment	(188)	(22)
Net (purchases) sales of investments	(5,400)	1,000
Net cash provided by (used in) investing activities	(5,588)	978

Financing activities:
Proceeds from exercise of stock options	6	33
Repayment of bank debt	(166)	—
Cash released from restriction	5,263	—
Net cash provided by financing activities	5,103	33

Increase (decrease) in cash and cash equivalents	1,720	(18)

Cash and cash equivalents, beginning of period	5,613	11,626
Cash and cash equivalents, end of period	$7,333	$11,608

See accompanying notes to condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

At June 30, 2008, we held $5.4 million (par value) of investments comprised of auction rate securities, or ARS, with maturity dates ranging from 2031 to 2047. All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. The immediate effect of a failed auction is that such holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

At June 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes primarily based on (a) a discounted cash flow model with factors including tax status, credit quality, duration, insurance swaps, levels of federal guarantees and likelihood of redemption and (b) estimates of observable market data for similar securities (when available). Based on this analysis, we recorded an unrealized loss of $318,000 in other comprehensive income ($210,000 net of tax) related to our ARS investments. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital market continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges. We do not believe we need access to these funds for operational purposes for the foreseeable future. The ARS investments are classified as long-term on our balance sheet and are pledged as collateral under our banking arrangement with Associated Bank.

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

EIS was named in a U.S. lawsuit in 2006 for infringement of a patent. On October 31, 2007, the court entered judgment that EIS had not infringed on the patent. The plaintiff has appealed the decision, and EIS has continued its defense as provided in the EIS asset purchase agreement. In addition, EIS must indemnify us for any of our expenses, claims or judgments related to this lawsuit up to the amount of the purchase price, including any earn-out payments. Management believes that the ultimate outcome of this legal action will not have a material adverse effect on our financial statements.

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

	Three-month period ended June 30, 2007	Six-month period ended June 30, 2007
Total revenue	$5,640	$9,484
Net income	878	1,019

Net income per share:
Basic	$0.22	$0.26
Diluted	$0.22	$0.25

Note D: Goodwill and Intangible Assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd. and $3.8 million recorded in 2007 for the EIS asset purchase.

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Developed technology (8 year life)	$3,900	$3,900
Trade names (5 year life)	1,200	1,200
Other intangibles (5 year life)	200	200
Less: Accumulated amortization	(435)	(51)
Total identifiable intangible assets, net	$4,865	$5,249

We expect to recognize amortization expense for the intangible assets in the above table of $768,000 in each of the years ending December 31, 2008, 2009, 2010 and 2011 and of $749,000 in 2012. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

Note E: Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2008 and 2007 (in thousands, except per share data ):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,215	$702	$2,271	$1,258
Denominator:
Shares used in basic net income per common share calculation	3,929	3,779	3,929	3,776
Effect of diluted securities:
Employee and director stock options	70	95	84	104
Shares used in diluted net income per common share calculations	3,999	3,874	4,013	3,880
Basic net income per common share	$0.31	$0.18	$0.58	$0.33
Diluted net income per common share	$0.30	$0.18	$0.57	$0.32

Comprehensive income was $1.2 million and $702,000 in the three-month periods ended June 30, 2008 and 2007, respectively, and was $2.1 million and $1.3 million in the six-month periods ended June 30, 2008 and 2007, respectively.

Note F: Stock-Based Compensation

We recorded $159,000 and $73,000 of stock-based compensation in general and administrative expense for the six-month periods ended June 30, 2008 and 2007, respectively. Options to purchase 20,000 shares and 64,000 shares, at a weighted average exercise price of $15.00 and $13.19, and options to purchase 31,000 shares and 106,000 shares, at a weighted average exercise price of $15.85 and $14.68, were granted for the three-month and six-month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $809,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.8 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of June 30, 2008, we had 197,000 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.30–1.99	66,100	3.7 years	$ 1.34	66,100	$ 1.34
2.00–2.99	52,200	1.5 years	2.38	52,200	2.38
3.00–3.99	38,933	4.3 years	3.15	38,933	3.15
7.00–7.99	16,000	0.8 years	7.77	16,000	7.77
12.00–12.99	62,000	6.5 years	12.44	6,000	12.61
14.00–14.99	75,000	4.6 years	14.19	18,750	14.19
15.00–15.99	39,000	3.2 years	15.34	16,000	15.70
16.00–16.99	15,000	4.9 years	16.00	—	—
17.00–17.99	32,000	5.4 years	17.50	—	—
	396,233	4.1 years	9.32	213,983	4.92

Note G: Segment Information:

We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite Control Products, Inc.), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in December 2007 (see Note C), and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers.

The following tables set forth selected unaudited financial information for each of the Company’s reportable segments (in thousands):

Three-month period ended June 30, 2008:	Autoscope	RTMS	Total
Revenue	$4,337	$2,405	$6,742
Depreciation	61	30	91
Amortization of intangible assets	—	192	192
Income before income taxes	1,286	441	1,727
Capital expenditures	103	48	151
Total assets	22,022	11,108	33,130

Six-month period ended June 30, 2008:	Autoscope	RTMS	Total
Revenue	$8,400	$4,214	$12,614
Depreciation	133	56	189
Amortization of intangible assets	—	384	384
Income before income taxes	2,620	704	3,324
Capital expenditures	140	48	188
Total assets	22,022	11,108	33,130

Note H: New and Recently Adopted Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we have adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS No. 157 impacted our disclosures surrounding our restricted long-term investments.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for the Company as of January 1, 2008. The impact of adopting this pronouncement had no effect on our consolidated financial statements because we did not elect the fair value option for any financial assets or liabilities.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets.

FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

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

EIS Asset Purchase. On December 6, 2007, we purchased certain assets from EIS Electronic Integrated Systems Inc., or EIS, including its principal product line, the RTMS system. In its fiscal year ended September 30, 2007, EIS had revenue of $8.7 million, substantially all of which related to RTMS sales. Our consolidated financial statements include revenue and expenses related to the operations of the EIS asset purchase from December 7, 2007 forward.

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

Revenue. Revenue historically has been derived from two sources: (1) royalties received from Econolite for sales of the Autoscope system in North America, the Caribbean and Latin America and (2) revenue received from direct sales of Autoscope systems in Europe and Asia. Royalties from Econolite historically have provided the majority of our revenue. We calculate the royalties using a profit sharing model where we split evenly the gross profit on sales of Autoscope product made through Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement. Our acquisition of the RTMS product line, which we assemble, gives us an additional source of revenue that we expect will significantly increase our overall revenue and lessen fluctuations in our revenue from period to period due to our ownership of more than one product line and the higher volumes it brings, notwithstanding normal seasonality.

Cost of Revenue. There is no cost of revenue related to royalties, as virtually all manufacturing, warranty and related costs are incurred by Econolite. Cost of revenue related to direct product sales consists primarily of the amount charged by our third party contractors to manufacture the Autoscope and RTMS hardware platforms, which is influenced mainly by the cost of electronic components. The cost of revenue also includes logistics costs and estimated expenses for product warranties and inventory reserves. The key metric that we follow is achieving certain gross margin percentages by geographic region.

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

Segments. We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in December 2007 (see Note C), and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers (see Note G).

Results of Operations

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period-to-period changes of items in the consolidated statements of income from 2008 to 2007:

	Three-Month Periods Ended June 30,		Quarter Over Quarter
	2008	2007	Change
International sales	21.4%	24.2%	96.5%
North American sales	28.5	—	n/m
Royalties	50.1	75.8	46.4
Total revenue	100.0	100.0	121.8
Gross profit – international sales	56.2	60.9	81.5
Gross profit – North American sales	59.8	—	n/m
Gross profit – royalties	100.0	100.0	46.4
Selling, marketing and product support expenses	24.6	28.8	89.5
General and administrative expenses	15.1	18.2	83.9
Research and development expenses	11.3	17.6	43.3
Amortization of intangible assets	2.8	—	n/m
Income from operations	25.3	26.0	115.7
Other income, net	0.3	4.7	(83.8)
Income taxes	7.6	7.6	122.6
Net income	18.0	23.1	73.1

	Six-Month Periods Ended June 30,		Period Over Period
	2008	2007	Change
International sales	22.2%	19.2%	157.2%
North American sales	28.1	—	n/m
Royalties	49.7	80.8	36.3
Total revenue	100.0	100.0	121.9
Gross profit – international sales	55.7	61.9	131.5
Gross profit – North American sales	61.5	—	n/m
Gross profit – royalties	100.0	100.0	36.3
Selling, marketing and product support expenses	23.7	27.5	91.7
General and administrative expenses	15.1	19.7	69.6
Research and development expenses	11.6	19.8	30.0
Amortization of intangible assets	3.0	—	n/m
Income from operations	25.8	25.7	123.6
Other income, net	0.5	4.9	(77.1)
Income taxes	8.3	8.4	119.4
Net income	18.0	22.1	80.5

Total revenue increased to $6.7 million, or 121.8%, in the second quarter of 2008, from $3.0 million in the second quarter of 2007 and to $12.6 million, or 121.9%, in the first half of 2008 from $5.7 million in the comparable period of 2007. Royalties for the second quarter of 2008 increased to $3.4 million, or 50.1% of revenue, from $2.3 million, or 75.8% of revenue, in 2007, and for the first half of 2008 increased to $6.3 million, or 49.7% of revenue, from $4.6 million, or 80.8% of revenue, in 2007. The increase in royalties in 2008 resulted primarily from a similar increase in sales volume of Autoscope products by Econolite. International sales for the second quarter of 2008 increased to $1.4 million, or 21.4% of revenue, from $736,000, or 24.2% of revenue, in 2007, and for the first half of 2008 increased to $2.8 million, or 22.2% of revenue, from $1.1 million, or 19.2% of revenue, in 2007. The 157.2% increase in international sales for the first half of 2008 was due primarily to increasing acceptance of Autoscope Terra products in European and Asian markets, including several orders that were significantly above our average order size, as well as the sales of the newly added RTMS product line. North American sales were 28.5% and 28.1% of revenue in the second quarter and first half of 2008, respectively, and reflect the addition of the RTMS product line. In the first quarter of 2008 we began reporting two segments: Autoscope and RTMS. Revenue in the second quarter and first half of 2008 for the Autoscope segment was $4.3 million and $8.4 million, respectively, compared to $3.0 million and $5.7 million in the comparable periods of 2007. The increase in Autoscope segment revenues for these periods resulted from increased sales volumes worldwide including increasing acceptance of Autoscope Terra products in European and Asian markets. Revenue in the second quarter and first half of 2008 for the RTMS segment was $2.4 million and $4.2 million, respectively. There is no comparable period information for 2007 because the RTMS product line was acquired in December 2007.

Gross profit margins on international sales for the first quarter of 2008 were 56.2%, down from 60.9% in the comparable quarter of 2007, 55.7% in the first half of 2008, and 61.9% in the comparable quarter of 2007, due to higher manufacturing costs and a shift in sales mix to lower margin products based on specific customer demands during the period. Gross profit margins on North American sales for the second quarter and first half of 2008 were 59.8% and 61.5%, respectively.

Operating expenses increased to $3.6 million for the second quarter of 2008 from $2.0 million for the comparable period in 2007, and to $6.7 million for the first half of 2008 from $3.8 million for the comparable period in 2007, increases of 85.1% and 77.0%, respectively. The primary reason for the increases was the addition of operating expenses from the EIS asset purchase in December 2007, which currently has a run rate of approximately $700,000 per quarter, before variable selling expense, including research and development expense for the next-generation RTMS system. Additionally, increases were in selling, marketing and general product support expenses, which was attributable to headcount additions for sales and product support and in general and administrative, which included increased stock option and compensation expense and higher fees for professional services. We also began incurring amortization expense on intangible assets purchased as part of the EIS asset purchase. We expect the level of expenses in each of the operating expense categories, except amortization of intangible assets, to increase in absolute dollars over the remaining two quarters of 2008 as compared to the second quarter of 2008.

Income from operations in the second quarter of 2008 was $1.7 million, or 25.3% of revenue, compared to $790,000, or 26.0% of revenue, in the comparable quarter in 2007, an increase of 115.7%. Income from operations in the first half of 2008 was $3.3 million, or 25.8% of revenue, compared to $1.5 million, or 25.7% of revenue, in the comparable quarter in 2007, an increase of 123.6%. The increase resulted primarily from growth in all revenue categories, which was offset in part by increased operating expenses as described above.

Other income, net, decreased to $23,000 in the second quarter of 2008 from $142,000 in the comparable quarter of 2007 and to $64,000 in the first half of 2008 from $280,000 in the comparable period of 2007 as a result of lower cash balances and interest expense incurred on bank debt.

Income tax expense was $512,000, or 29.6% of pretax income in the second quarter of 2008, compared to $230,000, or 24.7% of pretax income in the comparable quarter of 2007. Income tax expense was $1.1 million, or 31.7% of pretax income, in the first half of 2008, compared to $480,000, or 27.6% of pretax income, in the comparable period of 2007. The increase in the effective rate was due primarily to there being no tax-exempt interest income in 2008 versus significant amounts in 2007 and recognition of the Federal research and development credit in 2007 versus none in 2008 due to law changes. We anticipate that the effective tax rate for 2008 will remain in the 30-35% range.

Net income was $1.2 million in the second quarter of 2008, a 73.1% increase, compared to $702,000 in the comparable quarter of 2007 and $2.3 million in the first half of 2008, an 80.5% increase, compared to $1.3 million in the comparable period of 2007 due to the factors discussed above.

Liquidity and Capital Resources

At June 30, 2008, we had $7.3 million in cash and cash equivalents and $5.1 million in long-term investments, compared to $5.6 million in cash and cash equivalents, $5.3 million in restricted cash and $-0- investments at December 31, 2007. As discussed below, our investments are auction rate securities and are not currently liquid.

Net cash provided by operating activities was $2.2 million in the first half of 2008, compared to net cash used of $1.0 million in 2007. The primary reason for the change was the incremental net income increase in 2008, significant increases in depreciation and amortization in 2008 over 2007, and payables growth in 2008 as opposed to a decrease in payables in 2007. We purchased $5.4 million in investments, net of redemptions, in 2008, as opposed to selling $1.0 million in investments, net of purchases, in 2007.

At June 30, 2008, we held $5.4 million (par value) of investments comprised of auction rate securities, or ARS, with maturity dates ranging from 2031 to 2047. All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. The immediate effect of a failed auction is that such holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

At June 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes primarily based on (a) a discounted cash flow model with factors including tax status, credit quality, duration, insurance swaps, levels of federal guarantees and likelihood of redemption and (b) estimates of observable market data for similar securities (when available). Based on this analysis, we recorded an unrealized loss of $318,000 in other comprehensive income ($210,000 net of tax) related to our ARS investments. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital market continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges. We do not believe we need access to these funds for operational purposes for the foreseeable future. The ARS investments are classified as long-term on our balance sheet and are pledged as collateral as described below.

In May 2008, we entered into a new financing arrangement with Associated Bank, National Association, or Associated Bank, which replaced our loan agreements with Wells Fargo Bank, N.A., including fully repaying those loans. Under the arrangement with Associated Bank, we entered into a revolving line of credit and a term loan. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by Associated Bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula which is a percentage of the amounts of ARS and receivables. The line of credit currently has $2.0 million in borrowings outstanding and matures on May 1, 2011. The term loan is for $3.0 million and has a fixed annual interest rate of 6.75%. Repayment on the term loan is in equal monthly principal installments over a 36-month period. As collateral, Associated Bank has a first priority security interest in all of our assets, and we have pledged $5.4 million in ARS. As a result of the new financing arrangement with Associated Bank, our restricted cash is no longer restricted; however, our ARS investments are now restricted as pledged to Associated Bank.

We believe that cash and cash equivalents on hand at June 30, 2008, along with our $5.0 million revolving line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements for the foreseeable future.

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

New and Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued proposed FSP FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we have adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS No. 157 impacted our disclosures surrounding our long-term investments.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No.159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for the Company as of January 1, 2008. The impact of adopting this pronouncement had no effect on our consolidated financial statements because we did not elect the fair value option for any financial assets or liabilities.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets.

FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

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

At June 30, 2008, we held $5.4 million (par value) of investments comprised of auction rate securities, or ARS, with maturity dates ranging from 2031 to 2047. All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. The immediate effect of a failed auction is that such holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

At June 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes primarily based on (a) a discounted cash flow model with factors including tax status, credit quality, duration, insurance swaps, levels of federal guarantees and likelihood of redemption and (b) estimates of observable market data for similar securities (when available). Based on this analysis, we recorded an unrealized loss of $318,000 in other comprehensive income ($210,000 net of tax) related to our ARS investments. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments, and it is our intent to hold these investments long enough to avoid realizing any significant loss. Nonetheless, if uncertainties in the credit and capital market continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges. We do not believe we need access to these funds for operational purposes for the foreseeable future. The ARS investments are classified as long-term on our balance sheet and are pledged as collateral under our banking arrangement with Associated Bank.

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

As of June 30, 2008, we had $5.4 million invested in ARS. Since mid-February 2008, the auctions for these securities have failed, which adversely affects their liquidity. As of June 30, 2008, we have recorded an unrealized loss of $318,000 ($210,000 net of tax) due to a determination of a temporary impairment to the value of our ARS. If we must record other-than-temporary impairment charges on our ARS or recognize a loss on their disposition, our financial condition would be adversely affected.

At June 30, 2008, we held $5.4 million (par value) of investments comprised of ARS. All of our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these securities has been provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 to 35 days. Until mid-February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. In June 2008, based on an analysis of our ARS portfolio, we determined there was an unrealized loss of $318,000 ($210,000 net of tax). We cannot predict whether future auctions related to our ARS will be successful. If uncertainties in the credit and capital markets continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges on our ARS or a loss on the disposition of our ARS, which would have an adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on May 21, 2008 in Minneapolis, Minnesota. In connection with the Annual Meeting, we filed our definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and solicited proxies. The only matters voted on at the Annual Meeting were the election of directors, amending our 2005 Stock Incentive Plan and the approval of Grant Thornton LLP as our independent registered public accounting firm for 2008. The votes on these were as follows:

1.	Election of directors:

Director	For	Withhold Authority
Kenneth R. Aubrey	3,530,397	312,407
Michael G. Eleftheriou	3,687,886	154,918
Richard Magnuson	3,529,597	313,207
Panos G. Michalopoulos	3,488,846	353,958
James Murdakes	3,531,397	311,407
Sven A. Wehrwein	3,616,229	226,575

2.	Approval to increase the number of available shares under the 2005 Stock Incentive Plan from 281,200 shares to 420,000 shares:

For	Against	Abstain	Broker non-votes

2,051,974	303,874	307,648	1,179,308

3.	Approval of Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2008:

For	Against	Abstain

3,819,392	16,338	7,074

Item 5. Other Information

On May 12, 2008, we filed a Registration Statement on Form S-1 for an offering by us of our shares of common stock, and we have received a comment letter from the Securities and Exchange Commission (SEC) on our Form S-1 Registration Statement. We expect that upon making the changes requested by the SEC in an amendment, we would be in position to have the offering declared effective. However, given our recent share price range, we believe that proceeding with an offering at this time is not in the best interests of our shareholders. Additionally, we do not view current stock market conditions as favorable nor do we foresee the need for increased working capital at present. We continue to believe there are significant benefits to a follow-on offering and contemplate pursuing an offering when market conditions change. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2008:

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

Image Sensing Systems, Inc.

By:

Dated: August 12, 2008	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey President and Chief Executive Officer (principal executive officer)

Dated: August 12, 2008	/s/ Gregory R.L. Smith
Gregory R.L. Smith Chief Financial Officer (principal financial and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.