Form 10-Q
period 2008-09-30
IMAGE SENSING SYSTEMS INC
filed 2008-11-14
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008

Common Stock, $0.01 par value per share	3,957,019 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, Unaudited

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2008	December 31, 2007

	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents	$7,673	$5,613
Restricted cash	—	5,263
Accounts receivable, net	5,945	4,997
Inventories	2,090	1,579
Prepaid expenses	215	228
Deferred income taxes	142	142

Total current assets	16,065	17,822

Property and equipment, net	652	700

Restricted investments, net	4,951	—
Deferred income taxes	1,893	1,676
Goodwill and intangible assets	9,564	10,140

Total assets	$33,125	$30,338

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$362	$816
Bank debt, current portion	1,000	5,000
Accrued compensation	867	703
Accrued warranty and other	699	510
Income taxes payable	313	—

Total current liabilities	3,241	7,029

Bank debt	3,000	—
Income taxes payable	150	84

Shareholders’ equity:
Common stock	40	39
Additional paid-in capital	11,358	11,004
Accumulated other comprehensive income	(118)	161
Retained earnings	15,454	12,021

Total shareholders’ equity	26,734	23,225

Total liabilities and shareholders’ equity	$33,125	$30,338

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,

	2008	2007	2008	2007

Revenue:
International sales	$1,420	$1,143	$4,221	$2,232
North American sales	920	—	4,468	—
Royalties	3,742	3,041	10,007	7,636

	6,082	4,184	18,696	9,868
Costs of revenue:
International sales	397	536	1,638	951
North American sales	463	—	1,830	—

	860	536	3,468	951

Gross profit	5,222	3,648	15,228	8,917

Operating expenses:
Selling, marketing and product support	1,695	749	4,688	2,310
General and administrative	980	710	2,883	1,832
Research and development	701	553	2,167	1,681
Amortization of intangible assets	192	—	576	—

	3,568	2,012	10,314	5,823

Income from operations	1,654	1,636	4,914	3,094

Other income (expense), net	(6)	149	58	429

Income before income taxes	1,648	1,785	4,972	3,523
Income taxes	486	488	1,539	968

Net income	$1,162	$1,297	$3,433	$2,555

Net income per common share:
Basic	$0.29	$0.35	$0.87	$0.68

Diluted	$0.29	$0.34	$0.86	$0.66

Weighted average number of common shares outstanding:
Basic	3,942	3,780	3,933	3,777

Diluted	4,005	3,866	4,010	3,876

See accompanying notes to condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine-Month Periods Ended September 30,

	2008	2007

Operating activities:
Net income	$3,433	$2,555
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	863	197
Stock option expense	246	132
Change in operating assets and liabilities	(1,215)	(2,234)

Net cash provided by operating activities	3,327	650

Investing activities:
Net purchases of property and equipment	(239)	(71)
Net (purchases) sales of investments	(5,400)	2,100

Net cash provided by (used in) investing activities	(5,639)	2,029

Financing activities:
Proceeds from exercise of stock options	109	35
Repayment of bank debt	(1,000)	—
Cash released from restriction	5,263	—

Net cash provided by financing activities	4,372	35

Increase in cash and cash equivalents	2,060	2,714

Cash and cash equivalents, beginning of period	5,613	11,626

Cash and cash equivalents, end of period	$7,673	$14,340

See accompanying notes to condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

At September 30, 2008, we held $5.4 million (par value) of investments comprised of auction rate securities, or ARS, with maturity dates ranging from 2031 to 2047, which were purchased from UBS ($4.0 million) and Credit Suisse ($1.4 million). All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. The immediate effect of a failed auction is that holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

In the third quarter of 2008, both UBS and Credit Suisse announced settlement offers with governmental authorities in which the banks agreed to repurchase the ARS from their clients at par. Based on the information made available from the banks, we believe that the repurchases of our ARS will be completed by the end of January 2009. While we believe that the repurchases are highly probable to occur, we have determined the proper accounting for these investments is to continue to consider them long-term and record unrealized gains and losses based on their fair value until such repurchases are completed.

At September 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes. Based on this analysis, we recorded an unrealized loss of $449,000 in other comprehensive income ($297,000 net of tax) related to our ARS investments. The ARS investments are pledged as collateral for our bank debt.

Credit Suisse purchased the $1.4 million of ARS held in our account at par in November 2008.

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

	Three-month period ended September 30, 2007	Nine-month period ended September 30, 2007

Total revenue	$6,550	$16,034
Net income	1,302	2,321

Net income per share:
Basic	$0.33	$0.59
Diluted	$0.32	$0.58

Note D: Goodwill and Intangible Assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd. and $3.8 million recorded in 2007 for the EIS asset purchase.

          Intangible assets consisted of the following (dollars in thousands):

	September 30, 2008	December 31, 2007

Developed technology (8 year life)	$3,900	$3,900
Trade names (5 year life)	1,200	1,200
Other intangibles (5 year life)	200	200
Less: Accumulated amortization	(627)	(51)

Total identifiable intangible assets, net	$4,673	$5,249

We expect to recognize amortization expense for the intangible assets in the above table of $768,000 in each of the years ending December 31, 2008, 2009, 2010 and 2011 and of $749,000 in 2012. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

Note E: Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2008 and 2007 (in thousands, except per share data ):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,

	2008	2007	2008	2007

Numerator:
Net income	$1,162	$1,297	$3,433	$2,555

Denominator:
Shares used in basic net income per common share calculation	3,942	3,780	3,933	3,777
Effect of diluted securities:
Employee and director stock options	63	86	77	99

Shares used in diluted net income per common share calculations	4,005	3,866	4,010	3,876

Basic net income per common share	$0.29	$0.35	$0.87	$0.68

Diluted net income per common share	$0.29	$0.34	$0.86	$0.66

Comprehensive income was $1.0 million and $1.3 million in the three-month periods ended September 30, 2008 and 2007, respectively, and was $3.1 million and $2.6 million in the nine-month periods ended September 30, 2008 and 2007, respectively.

Note F: Stock-Based Compensation

We recorded $246,000 and $132,000 of stock-based compensation in general and administrative expense for the nine-month periods ended September 30, 2008 and 2007, respectively. Options to purchase 31,500 shares and -0- shares, at a weighted average exercise price of $14.37 and $-0-, and options to purchase 62,500 shares and 106,000 shares, at a weighted average exercise price of $15.10 and $14.68, were granted for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008, $868,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.7 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month and nine-month periods ended September 30, 2008 and 2007, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of September 30, 2008, we had 165,500 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.30–1.99	61,300	3.4 years	$1.34	61,300	$1.34
2.00–2.99	42,200	1.5 years	2.38	42,200	2.38
3.00–3.99	38,933	4.0 years	3.15	38,933	3.15
7.00–7.99	6,000	1.6 years	7.50	6,000	7.50
12.00–12.99	62,000	6.2 years	12.44	6,000	12.61
14.00–14.99	105,500	4.8 years	14.25	17,750	14.20
15.00–15.99	39,000	3.0 years	15.34	16,000	15.70
16.00–16.99	15,000	5.1 years	16.00	3,750	16.00
17.00–17.99	32,000	5.2 years	17.50	—	—

	401,933	4.1 years	10.01	191,933	5.15

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

The following tables set forth selected unaudited financial information for each of the Company’s reportable segments (in thousands):

Three-month period ended September 30, 2008:	Autoscope	RTMS	Total

Revenue	$4,893	$1,189	$6,082
Depreciation	67	31	98
Amortization of intangible assets	—	192	192
Income (loss) before income taxes	1,952	(304)	1,648
Capital expenditures	46	5	51
Total assets	22,664	10,461	33,125

Nine-month period ended September 30, 2008:	Autoscope	RTMS	Total

Revenue	$13,293	$5,403	$18,696
Depreciation	200	87	287
Amortization of intangible assets	—	576	576
Income before income taxes	4,572	400	4,972
Capital expenditures	186	53	239
Total assets	22,664	10,461	33,125

Note H: New and Recently Adopted Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued proposed FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we have adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS No. 157 impacted our disclosures surrounding our restricted long-term investments.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our disclosures.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FAS No. 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS No. 162 will materially impact the Company.

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

Results of Operations

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period-to-period changes of items in the consolidated statements of income from 2008 to 2007:

	Three-Month Periods Ended September 30,
			Quarter Over Quarter Change

	2008	2007

International sales	23.3%	27.3%	24.3%
North American sales	15.1	—	n/m
Royalties	61.6	72.7	23.1

Total revenue	100.0	100.0	45.4
Gross profit – international sales	72.0	53.1	68.5
Gross profit – North American sales	49.8	—	n/m
Gross profit – royalties	100.0	100.0	23.1
Selling, marketing and product support expenses	27.9	17.9	126.3
General and administrative expenses	16.1	17.0	38.0
Research and development expenses	11.5	13.2	26.8
Amortization of intangible assets	3.2	—	n/m
Income from operations	27.2	39.1	1.1
Other income (expense), net	(0.1)	3.6	n/m
Income taxes	8.0	11.7	(0.4)
Net income	19.1	31.0	(10.4)

	Nine-Month Periods Ended September 30,
			Period Over Period Change

	2008	2007

International sales	22.6%	22.6%	89.1%
North American sales	23.9	—	n/m
Royalties	53.5	77.4	31.1

Total revenue	100.0	100.0	89.5
Gross profit – international sales	61.2	57.4	101.6
Gross profit – North American sales	59.0	—	n/m
Gross profit – royalties	100.0	100.0	31.1
Selling, marketing and product support expenses	25.1	23.4	102.9
General and administrative expenses	15.4	18.6	57.4
Research and development expenses	11.6	17.0	28.9
Amortization of intangible assets	3.1	—	n/m
Income from operations	26.3	31.4	58.8
Other income, net	0.3	4.3	(86.5)
Income taxes	8.2	9.8	59.0
Net income	18.4	25.9	34.4

Total revenue increased to $6.1 million, or 45.4%, in the third quarter of 2008, from $4.2 million in the third quarter of 2007 and to $18.7 million, or 89.5%, in the first nine months of 2008 from $9.9 million in the comparable period of 2007. Royalties for the third quarter of 2008 increased to $3.7 million, or 61.6% of revenue, from $3.0 million, or 72.7% of revenue, in 2007, and for the first nine months of 2008 increased to $10.0 million, or 53.5% of revenue, from $7.6 million, or 77.4% of revenue, in 2007. The increase in royalties in 2008 resulted primarily from a similar increase in sales volume of Autoscope products by Econolite. International sales for the third quarter of 2008 increased to $1.4 million, or 23.3% of revenue, from $1.1 million, or 27.3% of revenue, in 2007, and for the first nine months of 2008 increased to $4.2 million, or 22.6% of revenue, from $2.2 million, or 22.6% of revenue, in 2007. The 89.1% increase in international sales for the first nine months of 2008 was due primarily to increasing acceptance of Autoscope Terra products in European and Asian markets, as well as the sales of the newly added RTMS product line. North American sales were 15.1% and 23.9% of revenue in the third quarter and first nine months of 2008, respectively, and reflect the addition of the RTMS product line. In the first quarter of 2008, we began reporting two segments: Autoscope and RTMS. Revenue in the third quarter and first nine months of 2008 for the Autoscope segment was $4.9 million and $13.3 million, respectively, compared to $4.2 million and $9.9 million in the comparable periods of 2007. The increase in Autoscope segment revenues for these periods resulted from increased sales volumes worldwide, including increasing acceptance of Autoscope Terra products in European and Asian markets. Revenue in the third quarter and first nine months of 2008 for the RTMS segment was $1.2 million and $5.4 million, respectively. There is no comparable period information for 2007 because the RTMS product line was acquired in December 2007.

Gross profit margins on international sales for the third quarter of 2008 were 72.0%, up from 53.1% in the comparable quarter of 2007, and 61.2% in the first nine months of 2008, up from 57.4% in the comparable quarter of 2007. The third quarter margin, and to a lesser extent the nine months margin, was positively impacted by a reversal of manufacturing build cost accruals that subsequently were not incurred. Gross profit margins on North American sales for the third quarter and first nine months of 2008 were 49.7% and 59.0%, respectively. Margins in the third quarter were negatively impacted by inventory reserves established to reflect the transition from the third generation RTMS product line to the fourth generation.

Operating expenses increased to $3.6 million for the third quarter of 2008 from $2.0 million for the comparable period in 2007, and to $10.3 million for the first nine months of 2008 from $5.8 million for the comparable period in 2007, increases of 77.3% and 77.1%, respectively. The primary reason for the increases was the addition of operating expenses from the EIS asset purchase in December 2007, which currently has a run rate of approximately $700,000 per quarter, before variable selling expense, including research and development expense for the next-generation RTMS system. Additionally, increases were in selling, marketing and general product support expenses, which was attributable to headcount additions for sales and product support and in general and administrative, which included increased stock option and compensation expense and higher fees for professional services. In the third quarter of 2008, we recognized a $221,000 charge for costs incurred in conjunction with our withdrawn stock offering. The expense is recognized in the general and administrative line on the statements of income. We also began incurring amortization expense on intangible assets purchased as part of the EIS asset purchase. We expect the level of expenses in each of the selling, marketing and product support and research and development operating expense categories to increase in absolute dollars in the fourth quarter of 2008 as opposed to the third quarter, while general and administrative and amortization of intangible assets are expected to remain stable.

Income from operations in the third quarter of 2008 was $1.7 million, or 27.2% of revenue, compared to $1.6 million, or 39.1% of revenue, in the comparable quarter in 2007, an increase of 1.1%. Income from operations in the first nine months of 2008 was $4.9 million, or 26.2% of revenue, compared to $3.1 million, or 31.4% of revenue, in the comparable quarter in 2007, an increase of 58.8%. The increase resulted primarily from growth in all revenue categories, which was offset in part by increased operating expenses as described above.

Other income (expense), net, decreased to ($6,000) in the third quarter of 2008 from $149,000 in the comparable quarter of 2007 and to $58,000 in the first nine months of 2008 from $429,000 in the comparable period of 2007 as a result of lower cash balances and interest expense incurred on bank debt.

Income tax expense was $486,000, or 28.7% of pretax income, in the third quarter of 2008, compared to $488,000, or 27.3% of pretax income in the comparable quarter of 2007. Income tax expense was $1.5 million, or 30.7% of pretax income, in the first nine months of 2008, compared to $968,000, or 27.5% of pretax income, in the comparable period of 2007. The increase in the nine months effective rate was due primarily to there being no tax-exempt interest income in 2008 versus significant amounts in 2007 and recognition of the federal research and development credit in 2007 versus none in 2008. The research and development credit has been reinstated as of our fourth quarter and will reduce the annual provision accordingly. With this change, we anticipate that the effective tax rate for 2008 will decrease to approximately 30%.

Net income was $1.2 million in the third quarter of 2008, a 10.4% decrease, compared to $1.3 million in the comparable quarter of 2007 and $3.4 million in the first nine months of 2008, a 34.4% increase, compared to $2.6 million in the comparable period of 2007 due to the factors described above.

Liquidity and Capital Resources

At September 30, 2008, we had $7.7 million in cash and cash equivalents and $5.0 million in restricted long-term investments, compared to $5.6 million in cash and cash equivalents, $5.3 million in restricted cash and $-0- in investments at December 31, 2007. As discussed below, our investments are auction rate securities and are not currently liquid.

Net cash provided by operating activities was $3.3 million in the first nine months of 2008, compared to $650,000 in 2007. The primary reasons for the change were the incremental net income increase in 2008 and significant increases in depreciation and amortization in 2008 over 2007. We purchased $5.4 million in investments, net of redemptions, in 2008 as opposed to selling $2.1 million in investments, net of purchases, in 2007. We also repaid $1.0 million in debt in 2008.

At September 30, 2008, we held $5.4 million (par value) of investments comprised of auction rate securities, or ARS, with maturity dates ranging from 2031 to 2047, which were purchased from UBS ($4.0 million) and Credit Suisse ($1.4 million). All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. The immediate effect of a failed auction is that holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

In the third quarter of 2008, both UBS and Credit Suisse announced settlement offers with governmental authorities in which the banks agreed to repurchase the ARS from their clients at par. Based on the information made available from the banks, we believe that the repurchases of our ARS will be completed by the end of January 2009. While we believe that the repurchases are highly probable to occur, we have determined the proper accounting for these investments is to continue to consider them long-term and temporarily impaired until such repurchases are completed.

At September 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes. Based on this analysis, we recorded an unrealized loss of $449,000 in other comprehensive income ($297,000 net of tax) related to our ARS investments. The ARS investments are pledged as collateral as described below.

Credit Suisse purchased the $1.4 million of ARS held in our account at par in November 2008.

In May 2008, we entered into a financing arrangement with Associated Bank, National Association, or Associated Bank, which replaced our loan agreements with Wells Fargo Bank, N.A., including fully repaying those loans. Under the arrangement with Associated Bank, we entered into a revolving line of credit and a term loan. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by Associated Bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula which is a percentage of the amounts of ARS and receivables. The line of credit currently has $2.0 million in borrowings outstanding and matures on May 1, 2011. The term loan is for $3.0 million and has a fixed annual interest rate of 6.75%. Repayment on the term loan is in equal monthly principal installments over a 36-month period. As collateral, Associated Bank has a first priority security interest in all of our assets, and we have pledged $5.4 million in ARS. As a result of the new financing arrangement with Associated Bank, our restricted cash is no longer restricted; however, our ARS investments are now restricted as pledged to Associated Bank.

We believe that cash and cash equivalents on hand at September 30, 2008, along with our $5.0 million revolving line of credit and cash provided by operating activities will satisfy our projected working capital needs, investing activities and other cash requirements for the foreseeable future.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our disclosures.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under SFAS No. 142. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date. The Company has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS No. 162 will materially impact the Company.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	historical dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

•	continuing ability of our licensee to pay royalties owed;

•	dependence on third parties for manufacturing and marketing our products;

•	dependence on single-source suppliers to meet manufacturing needs;

•	failure to secure adequate protection for our intellectual property rights;

•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;

•	our inability to develop new applications and product enhancements;

•	our inability to respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage a growth in revenue and/or production requirements;

•	the influence over our voting stock by insiders;

•	our inability to hire and retain key scientific and technical personnel;

•	our inability to achieve and maintain effective internal controls;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

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

At September 30, 2008, we held $5.4 million (par value) of investments comprised of auction rate securities, or ARS, with maturity dates ranging from 2031 to 2047, which were purchased from UBS ($4.0 million) and Credit Suisse ($1.4 million). All our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. The immediate effect of a failed auction is that holders cannot sell the securities at auction. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity.

In the third quarter of 2008, both UBS and Credit Suisse announced settlement offers with governmental authorities in which the banks agreed to repurchase the ARS from their clients at par. Based on the information made available from the banks, we believe that the repurchases of our ARS will be completed by the end of January 2009. While we believe that the repurchases are highly probable to occur, we have determined the proper accounting for these investments is to continue to consider them long-term and temporarily impaired until such repurchases are completed.

At September 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes. Based on this analysis, we recorded an unrealized loss of $449,000 in other comprehensive income ($297,000 net of tax) related to our ARS investments. The ARS investments are pledged as collateral for our bank debt.

Credit Suisse purchased the $1.4 million of ARS held in our account at par in November 2008.

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

The following updates the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

As of September 30, 2008, we had $5.4 million invested in ARS. Since mid-February 2008, the auctions for these securities have failed, which adversely affects their liquidity. As of September 30, 2008, we have recorded an unrealized loss of $449,000 ($297,000 net of tax) due to a determination of a temporary impairment to the value of our ARS. If we must record other-than-temporary impairment charges on our ARS or recognize a loss on their disposition, our financial condition would be adversely affected.

At September 30, 2008, we held $5.4 million (par value) of investments comprised of ARS. All of our ARS held are AAA/Aaa rated, with substantially all collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until mid-February 2008, the auction rate securities market was highly liquid. Since mid-February 2008, a substantial number of auctions have failed. In the case of a failed auction, with respect to the ARS held by us, the ARS are deemed not currently liquid. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds in the near term without a loss of principal unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. In the third quarter of 2008, both UBS and Credit Suisse announced settlement offers with governmental authorities in which the banks agreed to repurchase the ARS from their clients at par. Based on the information made available from the banks, we believe that the repurchases of our ARS will be completed by the end of January 2009. While we believe that the repurchases are highly probable to occur, we have determined the proper accounting for these investments is to continue to consider them long-term and record unrealized gains and losses based on their fair value until such repurchases are completed. At September 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by using broker quotes. Based on this analysis, we recorded an unrealized loss of $449,000 in other comprehensive income ($297,000 net of tax) related to our ARS investments. The ARS investments are pledged as collateral for our bank debt. We cannot predict whether future auctions related to our ARS will be successful. If uncertainties in the credit and capital markets continue, if these markets further deteriorate, or if we no longer have the ability to hold these investments, we may be required to recognize other-than-temporary impairment charges on our ARS or a loss on the disposition of our ARS, which would have an adverse effect on our financial condition.

If governmental entities elect not to use our products due to budgetary constraints, including budgetary constraints caused by decreasing tax revenues, project delays or other reasons, our revenue may fluctuate severely or be substantially diminished.

Autoscope and RTMS systems are sold primarily to governmental entities for use in traffic control projects using advanced technologies. We expect that we will continue to rely substantially on revenue and royalties from sales of Autoscope and RTMS systems to governmental entities. In addition to normal business risks, it often takes considerable time before governmental traffic control projects are developed to the point at which a purchase of Autoscope and RTMS systems would be made, and a purchase of our products also may be subject to a time-consuming approval process. Additionally, governmental budgets and plans may change without warning. Other risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments, significant changes in contract scheduling, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, or governmental budgetary constraints, including budgetary constraints cause by decreasing tax revenues, could cause our revenue and income to drop substantially or to fluctuate significantly between fiscal periods.

Amounts recorded for goodwill could be adversely impacted by current market conditions.

As disclosed in our Annual Report on Form 10-K for the year ending December 31, 2007, we perform our annual impairment test of goodwill in December of each year or whenever an impairment indicator arises, and we test our long-lived assets for impairment when indicators of impairment are present. Our recorded goodwill relates to our Hong Kong-based subsidiary, Flow Traffic Ltd., and certain assets purchased from EIS. The impairment test requires us to estimate the fair value of our subsidiary and then compare it to the carrying value of the subsidiary. If the carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss. We estimate the fair value by using the income approach, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic. The future economic benefits are significantly dependent on future revenue growth. No impairment of goodwill was recorded as of December 31, 2007 and 2006. If Flow Traffic and the EIS assets do not provide the future economic benefits we project, the fair value of these assets may become impaired, and we would need to record an impairment loss. Fair market valuation requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. As general market conditions have deteriorated, our Flow Traffic subsidiary and the EIS assets could experience a decline in the fair market value, which could adversely affect the results of the impairment testing that will be performed in December and could potentially lead to a future impairment charge.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could be materially adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated a worldwide economic slowdown and fears of a possible recession. The impact, if any, that these factors might have on us and our business is uncertain and cannot be estimated at this time. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 discusses some of the principal risks inherent in our business. Current economic conditions have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

Although we believe we have sufficient liquidity under our financing arrangement with Associated Bank to run our business, under extreme market conditions, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

•

Economic conditions could result in customers in our markets experiencing financial difficulties or electing to limit spending because of the declining economy which may result, for example, in declining tax revenue for our customers that are governmental entities, which in turn could result in decreased sales and earnings for us.

We do not know if market conditions or the state of the overall economy will improve in the near future or when any improvement will occur.

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

On November 5, 2008, we requested the SEC to withdraw the filing because of ongoing adverse market conditions.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2008:

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

Image Sensing Systems, Inc.

By:

Dated: November 13, 2008	/s/ Kenneth R. Aubrey

Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: November 13, 2008	/s/ Gregory R.L. Smith

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