Form 10-K
period 2008-12-31
IMAGE SENSING SYSTEMS INC
filed 2009-03-26
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☐ No ☒

          As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,705,011 based on the closing sale price as reported on The NASDAQ Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2009 was 3,985,219 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2009 (Proxy Statement)	Part III

PART I

Item 1.	Business

          Image Sensing Systems, Inc. (referred to in this report as “we,” “us,” “our” and the “Company”) develops and markets video and radar image processing products for use in traffic applications such as intersection control, highway, bridge and tunnel traffic management and traffic data collection.

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

          We believe the strength of our distribution channels positions us to increase the penetration of our technology-driven solutions in the marketplace. We market our Autoscope products in North America, the Caribbean and Latin America through an exclusive agreement with Econolite Control Products, Inc., or Econolite, which we believe is the leading distributor of ITS intersection control products in North America and the Caribbean. We market our Autoscope products outside of North America, the Caribbean and Latin America and our RTMS products through a combination of distribution and direct sales channels, including our wholly-owned subsidiaries in Hong Kong, Poland and the United Kingdom. Our end users primarily include governmental agencies and municipalities, and, as of December 31, 2008, we had sold over 90,000 instances in more than 60 countries.

          In December 2007, we completed our purchase of certain assets of EIS Electronic Integrated Systems, Inc., or EIS. EIS was a leading provider of radar-based detection solutions. In addition to the increased scale we gained through the EIS asset purchase, the addition of EIS’ RTMS radar products enables us to provide a wider array of CED products to our end users and support the introduction of hybrid product offerings to help drive market demand. We operate the EIS asset purchase business through ISS Image Sensing Systems Canada Ltd., our wholly-owned subsidiary in Toronto, Ontario, Canada.

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

          ITS encompasses a broad range of information processing and control electronics technologies that, when integrated into roadway infrastructure, help monitor and manage traffic flow, reduce congestion and enhance driver safety. The ITS market has been built around the detection of conditions that impact the proper operation of roadway infrastructure. ITS applications include a wide array of traffic management systems, such as traffic signal control, automatic number plate recognition and variable messaging signs. ITS technologies include video vehicle detection, inductive loop detection, sensing technologies (such as radars), floating cellular data, computational technologies and wireless communications.

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

          Above-ground CED solutions for ITS offer several advantages to in-pavement loop detectors. Above-ground CED solutions tend to have lower total cost of ownership than in-pavement loop detectors because above-ground CED solutions are non-destructive to road surfaces, do not require closing roadways to install or repair, and are capable of wide-area vehicle detection with a single device, thus enabling one input device to do the work of many in-pavement loops. Due to their location above ground, CED solutions have no exposure to the wear and tear associated with expanding and contracting pavement and generally less exposure to the vibration and compaction caused by traffic. Furthermore, in the event of malfunction or product failure, above-ground CED solutions can be serviced and repaired without shutting down the roadway. Each of these factors results in greater up-time and increased reliability of above-ground CED solutions compared to in-pavement loop detectors. Above-ground CED solutions also tend to offer a broader set of detection capabilities and a wider field of view than in-pavement loop detectors. For example, unlike in-pavement loops, above-ground CED solutions can detect smoke and debris. In addition, a single unit video- or radar-based CED system can detect and measure a variety of data points, including vehicle presence, counts, speed, length, time occupancy, headway and flow rate as well as environmental factors and obstructions to the roadway. An equivalent installation using loops would require many installations per lane.

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

          We believe that several trends are driving the growth in ITS and adjacent market segments:

          Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. For example, in 2006 there were 7.0 million new vehicles introduced in China, and the number is expected to be 7.5 million in 2007 and 16.3 million by 2014. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed. The population of the United States has grown by about 30% or 70 million from 1982 to 2007, while highway miles have increased by approximately 5% in the same period. Between 1970 and 2005, the number of registered highway vehicles in the U.S. increased from 111 million to 247 million. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. CED-based traffic management and control systems attempt to solve the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

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

          Experienced Management Team and Engineering Staff. We transitioned to a new management team in 2007 charged with executing our growth strategy. Our management team is highly experienced in the ITS and software industries. Additionally, we believe that the continuity of our engineering staff allows us to continuously develop improved products.

          Strong Financial Performance. Over the past five years, we have grown our revenue organically at an average double-digit compound annual growth rate. During this time, we maintained average net margins approaching 25%. As of December 31, 2008, we had $28.5 million in shareholders’ equity. Our financial performance and strength gives us the ability to take advantage of favorable market trends without the restrictions that often handicap other nimble, leading-edge technology companies similar to us in size.

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

Our Products and Solutions

           Our vehicle and traffic detection products are critical components of many ITS applications, including intersection control, highway management and tunnel safety. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated ITS applications. Between ISS and EIS, we spent approximately $2.9 million, $2.8 million, and $3.3 million on research and development in 2008, 2007 and 2006, respectively, to develop and enhance our Autoscope and RTMS technology. We believe our digital signal processing software algorithms represent a foundation on which support for additional sensory inputs such as audio, chemical, smoke, weather and vibration sensors may be added in the future. A diagram displaying our fundamental product architecture is shown below.

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

          We believe that by combining video and radar sensors and algorithmically comparing their outputs, we will be able to offer our end users products that provide superior accuracy. Hybrid CED detectors should be able to coalesce the strengths of each type of sensor to overcome the other’s limitations. The result will be improved overall performance in a broader range of circumstances.

Distribution, Sales and Marketing

          We market and sell our products globally. As of December 31, 2008, we had supplied systems for more than 90,000 instances in more than 60 countries. Together with our partners, we offer a combination of high-performance CED technology and experienced local support. Our end users primarily consist of federal, state, city and county departments of transportation, road commissions and port, highway, tunnel and other transportation authorities. The decision-makers within these governmental entities typically are traffic planners and government engineers, who in turn often rely on consulting firms that perform planning and feasibility studies for the governmental entities. Our products sometimes are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

          Autoscope North American, Caribbean and Latin American Sales. We have granted Econolite an exclusive right to market and distribute the Autoscope system in North America, the Caribbean and Latin America. The agreement with Econolite grants it a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in North America, the Caribbean and Latin America and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreement in countries not in these territories. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from its sales of the Autoscope system. We cooperate in marketing Autoscope products with Econolite for North America, the Caribbean and Latin America and provide second-tier technical support. We have the right to terminate our agreement with Econolite if it does not meet minimum annual sales levels or if Econolite fails to make payments as required by the agreement. In 2008, the term of the agreement was extended to 2028. The agreement can be terminated by either party upon three years’ notice.

          RTMS North American, Caribbean and Latin American Sales. We market the RTMS system to a network of distributors covering countries in North America, the Caribbean and Latin America. We provide technical support to these distributors from our office in Toronto, Ontario, Canada.

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

          Among the companies that provide direct competition to the Autoscope system worldwide are Traficon N.V., Signal Group Inc. (Semex), Iteris, Inc. and Citilog S.A. Among the companies that provide direct competition to RTMS worldwide are Wavetronix, LLC and Xtralis, LLC. All of these companies have working installations of their machine vision or radar systems in the U.S. and other parts of the world. To our knowledge, however, these companies do not have as many installations as we have. In addition, there are local companies providing direct competition in specific markets such as Korea, China and Japan. We are aware that these and other companies will continue to develop technologies for use in traffic management and surveillance. One or more of these technologies could in the future provide increased competition for our Autoscope and RTMS systems.

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

          Intellectual Property

          To protect our rights to our proprietary know-how, technology and other intellectual property, it is our policy to require all employees and consultants to sign confidentiality agreements that prohibit the disclosure of confidential information to any third parties. These agreements also require disclosure and assignment to us of any discoveries and inventions made by employees and consultants while they are devoted to our business activities. In addition, in the EIS asset purchase, we acquired six patent applications on file with the U.S. Patent and Trademark Office relating to the RTMS products. We have been issued patents on two of these applications and a notice of allowance on one application (meaning that it appears we are entitled to a patent under the law), and the remaining three applications are pending. We also rely on trade secret, copyright and trademark laws to protect our intellectual property.

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

Employees

          As of February 28, 2009, we had 97 employees. We have 73 employees in our main offices in St. Paul and Toronto and 24 employees in our overseas subsidiaries in Hong Kong, the United Kingdom and Poland. None of our employees is represented by a union. We believe our employee relations are good.

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

A majority of our revenue has been generated from sales of our Autoscope family of products, and if we do not maintain the market for these products, our business will be harmed.

          Historically, a majority of our revenue has been generated from sales of, or royalties from the sales of, the Autoscope Vehicle Detection System. We anticipate that revenue from the sale of the Autoscope system will continue to account for a substantial portion of our revenue for the foreseeable future. As such, any decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

          We have an agreement with Econolite under which Econolite is the exclusive distributor of the Autoscope system in North America, the Caribbean and Latin America. The agreement also grants Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in North America, the Caribbean and Latin America and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreement in countries not in these territories. In exchange for its rights under the agreement, Econolite pays us royalties for sales of the Autoscope system. Since 2002, at least 50% of our revenue has consisted of royalties resulting from sales made by Econolite, including 50% in 2008, 71% in 2007, and 77% in 2006. Econolite’s account receivable represented 44% of our accounts receivable at December 31, 2008 and 71% of our accounts receivable at December 31, 2007. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

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

          Additionally, the market for vehicle detection is continuously seeking more advanced technological solutions to traffic management and control problems. Technologies such as embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics and microwaves that have been used as traffic sensing devices in the past will be enhanced for use in the traffic management industry, and new technologies may be developed. We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. We expect to face increasingly competitive product developments, applications and enhancements. New technologies or applications in traffic control systems may provide our end users with alternatives to the Autoscope and RTMS systems and could render our solutions noncompetitive or obsolete. If we are unable to increase the number of our applications and develop and commercialize product enhancements and applications in a timely manner that respond to changing technology and satisfy the needs of our end users, our business and financial results will suffer.

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

          Our success depends in large measure on the protection of our proprietary technology rights. We rely on trade secret, copyright and trademark laws, and confidentiality agreements with employees and third parties, all of which offer only limited protection. We acquired six patent applications filed with the U.S. Patent and Trademark Office, or USPTO, in the EIS asset purchase. We have been issued patents on two of these applications and a notice of allowance on one application (meaning that it appears we are entitled to a patent under the law), and the remaining three applications are pending. However, we cannot assure you that the scope of these or any future patents relating to our products will exclude competitors or provide competitive advantages to us. We also cannot assure you that we will become aware of all instances in which others develop similar products, duplicate any of our products, reverse engineer or misappropriate our proprietary technology. If our proprietary technology is misappropriated, our business and financial results could be adversely affected. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. In addition, we may be the subject of lawsuits by others who claim we violate their intellectual property rights. Even if the result is favorable, litigation could result in substantial costs and the diversion of management resources, either of which could harm our business.

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

          During 2008, 2007 and 2006, 28%, 27% and 23% of our total revenue, respectively, was attributable to international sales. We sell outside of the U.S. through our agreement with Econolite, through our wholly-owned subsidiaries and through our distributor network. By doing business in international markets, including Canada, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, although currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

          Our technology depends upon the knowledge, experience and skills of our key management and scientific and technical personnel. Additionally, our ability to continue technological developments and to market our products, and thereby develop a competitive edge in the marketplace, depends in large part on our ability to attract and retain qualified scientific and technical personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain the individuals we need, especially if our business expands and requires us to employ additional personnel. In addition, the loss of personnel or our failure to hire additional personnel could materially and adversely affect our business, operating results and ability to expand. The loss of key personnel, including Kenneth R. Aubrey, our President and Chief Executive Officer, and Dan Manor, the Managing Director of ISS Image Sensing Systems Canada Ltd., or our inability to hire and retain qualified personnel, will harm our business.

EIS is party to a lawsuit involving assets that we acquired from EIS in December 2007. If the assets are determined to infringe a third party’s patent and EIS and its affiliates fail to fulfill their obligation to indemnify us or our affiliates, or if our losses from the allegedly infringing technology exceed the obligations of EIS and its affiliates to indemnify us, our business could suffer.

          In 2005, a third party sued EIS for patent infringement alleging infringement of the patent held by the third party on automatic lane calibration. The allegedly infringing technology is part of the assets we purchased in the EIS asset purchase. In October 2007, the court entered a final judgment dismissing the third party’s claim of patent infringement, but the third party appealed the court’s order. Under the EIS asset purchase agreement, EIS agreed to defend this litigation at its own expense, we are not responsible for any liabilities of EIS or its affiliates arising before the closing of the EIS asset purchase on December 6, 2007, and EIS and its affiliates are obligated to indemnify us and our affiliates for any losses we or our affiliates incur in connection with the litigation or disputed technology. However, if the EIS technology we acquired is finally determined to infringe the third party patent and EIS and its affiliates fail to satisfy their indemnification obligations to us or our affiliates, or if our losses from the allegedly infringing technology exceed the obligation of EIS or its affiliates to indemnify us, our business could suffer.

Our stock is thinly traded and our stock price is volatile.

          Our common stock is thinly traded, with 3,628,983 shares of our 3,985,219 outstanding shares held by non-affiliates as of February 28, 2009. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuation in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

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

Amounts recorded for goodwill could be adversely impacted by current market conditions.

          We perform our annual impairment test of goodwill in December of each year or whenever an impairment indicator arises, and we test our long-lived assets for impairment when indicators of impairment are present. Our recorded goodwill relates to our Hong Kong-based subsidiary, Flow Traffic Ltd., and certain assets purchased from EIS. The impairment test requires us to estimate the fair value of our reporting units and then compare it to the carrying value of the reporting units. If the carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss. We estimate the fair value primarily by using a combination of income and market approaches, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic and the EIS assets. The future economic benefits are significantly dependent on future revenue growth. If Flow Traffic and the EIS assets do not provide the future economic benefits we project, the fair value of these assets may become impaired, and we would need to record an impairment loss. Fair market valuation requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. As general market conditions have deteriorated, our Flow Traffic subsidiary and the EIS assets could experience a decline in the fair market value, which could adversely affect the results of the impairment testing that we perform in the future and could potentially lead to a future impairment charge of some or all of our goodwill at one or both of our reporting units, which totaled approximately $6,055,000 at December 31, 2008. In addition, the financial markets turmoil appears to be impacting common stock trading prices for many companies, including ours. If our market capitalization falls below our shareholders’ equity, it could trigger an impairment of goodwill in the future.

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

          Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially owned 15% of our outstanding common stock as of March 26, 2009, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of March 26, 2009. Our executive officers and directors and their affiliated entities, if acting together, thus are able to control or influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from other shareholders, and they may vote in a way with which other shareholders disagree and that may be adverse to other shareholders’ interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our shareholders.

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

          We currently lease and occupy 14,545 square feet in St. Paul, Minnesota for our headquarters. This lease expires on May 31, 2010, and we have the right to renew the lease for two additional three-year terms. Our office in Toronto, Ontario, Canada consists of 6,227 square feet of space, and our lease for this space expires in December 2010. We also lease smaller facilities in Hong Kong, the United Kingdom and Poland. We believe that our facilities are adequate to meet our current and expected needs.

          We believe that our current space is generally adequate in the United States, Asia and Europe, and we do not intend to lease significantly more space in 2009.

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

	2008		2007

Quarter	High	Low	High	Low

First	$17.50	$12.08	$18.90	$13.70
Second	16.40	11.37	19.70	14.86
Third	15.12	10.71	16.74	11.56
Fourth	12.00	6.12	18.54	11.65

Shareholders

          As of March 22, 2009, there were 25 holders of record of our common stock and approximately 1,708 beneficial holders of our common stock.

Dividends

          We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Comparative Stock Performance Graph

          The graph below compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) the Dow Jones Wilshire 5000 Index, and (ii) the Dow Jones Wilshire Electronic Equipment Index, assuming an investment of $100 on December 31, 2003, including reinvestment of dividends.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Image Sensing Systems, Inc., The Dow Jones Wilshire 5000 Index
And The DJ Wilshire Electronic Equipment Index

	12/03	12/04	12/05	12/06	12/07	12/08

Image Sensing Systems, Inc.	$100.00	$167.33	$132.08	$141.78	$172.08	$63.07
Dow Jones Wilshire 5000	$100.00	$112.48	$119.65	$138.52	$146.30	$91.83
Dow Jones Wilshire Electronic Equipment	$100.00	$106.94	$112.74	$129.91	$151.02	$88.80

Item 6.	Selected Financial Data

          The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2008. The statement of income and balance sheet data for the years ended and as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Fiscal Years Ended December 31,

	2008	2007	2006	2005	2004

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue:
International sales	$7,455	$4,067	$2,980	$2,407	$3,309
North American sales	5,689	269	—	—	—
Royalties	13,321	10,747	10,136	8,595	7,521

Total revenue	26,465	15,083	13,116	11,002	10,830
Cost of revenue:
International sales	2,805	1,927	1,501	1,042	1,599
North American sales	2,107	60	—	—	—
Royalties	—	—	220	383	321

Total cost of revenue	4,912	1,987	1,721	1,425	1,920

Gross profit	21,553	13,096	11,395	9,577	8,910
Operating expenses:
Selling, marketing and product support	6,680	3,463	2,850	2,567	2,523
General and administrative	4,069	2,653	2,383	1,400	1,317
Research and development	2,908	2,299	2,639	1,516	1,126
Amortization of intangible assets	768	51	—	—	—
In-process research and development	—	4,500	—	—	—

	14,425	12,966	7,871	5,483	4,966

Income from operations	7,128	130	3,524	4,094	3,944
Other income, net	43	543	523	252	102

Income before income taxes	7,171	673	4,047	4,346	4,046
Income tax expense (benefit)	2,207	(199)	942	1,505	1,352

Net income	$4,964	$872	$3,105	$2,841	$2,694

Net income per share:
Basic	$1.26	$0.23	$0.83	$0.79	$0.79
Diluted	1.24	0.22	0.80	0.73	0.71

Weighted average number of common shares outstanding:
Basic	3,943	3,789	3,725	3,602	3,409
Diluted	4,001	3,881	3,891	3,868	3,810

	At December 31,

	2008	2007	2006	2005	2004

	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$36,108	$30,388	$21,224	$16,791	$13,063
Bank debt	3,750	5,000	—	—	—
Total shareholders’ equity	28,530	23,225	19,333	15,722	11,779

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

          General. We provide software based computer enabled detection, or CED, products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes the signal from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System and the RTMS® Radar Detection System, operate using our proprietary software in conjunction with video cameras or radar and commonly available electronic components. Each of these systems is used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

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

          EIS Asset Purchase. On December 6, 2007, we purchased certain assets from EIS Electronic Integrated Systems Inc., or EIS, including its principal product line, the RTMS System. In its fiscal year ended September 30, 2007, EIS had revenue of $8.7 million, substantially all of which related to RTMS sales. Our consolidated financial statements include revenue and expenses related to the operations of the former EIS business from December 7, 2007 through December 31, 2008.

          Trends and Challenges in Our Business

We believe recent growth in our business can be attributed primarily to the following global trends:

•	worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure, which has increased demand for our products;

•	advances in information technology, which have made our products easier to market and implement;

•	the continuing rise in funding allocations in large cities for centralized traffic management services. which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems, or ITS, for traffic control in developed countries;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

•

our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic, security/surveillance and environmental issues.

          Because our principal end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue between periods. The current worldwide recession is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to negatively affect 2009 revenue. We believe we may be a beneficiary of the federal stimulus bill enacted early in 2009, but it is too early to determine the level of impact to our operations.

          Key Financial Terms and Metrics

          Revenue. Revenue historically has been derived from two sources: (1) royalties received from Econolite for sales of the Autoscope system in North America, the Caribbean and Latin America and (2) revenue received from direct sales of Autoscope systems in Europe and Asia. Royalties from Econolite historically have provided the majority of our revenue. We calculate the royalties using a profit sharing model where we split the gross profit on sales of Autoscope product made through Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement. Our acquisition of the RTMS product line, which we assemble, gives us an additional source of revenue that we expect will significantly increase our overall revenue and lessen fluctuations in our revenue from period to period due to our ownership of more than one product line and the higher volumes it brings, notwithstanding normal seasonality.

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

          Segments. We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in December 2007, and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers.

          The following table sets forth selected financial information for each of the Company’s reportable segments for the year ended December 31, 2008 (in thousands):

	Autoscope	RTMS	Total

Revenue	$18,705	$7,760	$26,465
Depreciation	242	115	357
Amortization of intangible assets	—	768	768
Income before income taxes	5,939	1,232	7,171
Capital expenditures	273	112	385
Total assets	24,135	11,973	36,108

Results of Operations

          The following table sets forth, for the periods indicated, certain statements of income data as a percent of total revenue and gross margin on international sales and royalties as a percentage of international sales and royalties, respectively.

	Year Ended December 31,

	2008	2007	2006

International sales	28.2%	27.0%	22.7%
North American sales	21.5	1.8	―
Royalties	50.3	71.2	77.3

Total revenue	100.0	100.0	100.0

Gross margin–international sales	62.4	52.4	49.6
Gross margin–North American sales	63.0	77.7	―
Gross margin–royalties	100.0	100.0	97.8
Selling, marketing and product support	25.2	23.0	21.7
General and administrative	15.4	17.6	18.1
Research and development	11.0	15.2	20.1
Amortization of intangibles	2.9	0.3	―
In process research and development	―	29.8	―
Income from operations	26.9	0.9	26.9
Income tax expense (benefit)	8.3	(1.3)	7.2
Net income	18.8	5.8	23.7

          Year Ended December 31, 2008 Compared to Year Ended December 31, 2007. Total revenue increased to $26.5 million in 2008 from $15.1 million in 2007, an increase of 75.5%. Royalty income increased to $13.3 million in 2008 from $10.8 million in 2007, an increase of 24.0%. The increase in royalty income reflects the continued success of Econolite’s distribution of Autoscope in the North American market. North American sales, which are sales of RTMS in North America, were $5.7 million in 2008. International sales, which include both Autoscope and RTMS sales outside of North America, increased to $7.5 million in 2008 from $4.1 million in 2007, an increase of 83.3%. The increase in international sales was mainly due to the addition of RTMS but also reflects market gains for Autoscope. We acquired the RTMS family of products in December 2007.

          Gross margins for international sales increased to 62.4% in 2008 from 52.4% in 2007. The increase resulted mainly from the addition of RTMS, which typically earns higher margins than Autoscope, and to a lesser extent by a revenue mix shift to higher margin product in Autoscope. Gross margins on royalty income remained consistent at 100.0% in 2008 and 2007. We anticipate that gross margins for our international and North American sales will again be in the ranges of 60% to 65% in 2009, while we expect royalty gross margins will be 100% in 2009.

          Selling, marketing and product support expense increased to $6.7 million or 25.2% of total revenue in 2008 from $3.5 million or 23.0% of total revenue in 2007. The change related mostly to the addition of RTMS related expenses and to a lesser extent to headcount additions in sales and product support. We anticipate that selling, marketing and product support expense will increase both in terms of actual expense and as a percentage of revenue in 2009 as compared to 2008 as we invest in market expansion activities in Eastern Europe and Asia and realize the impact of headcount additions made late in 2008.

          General and administrative expense increased to $4.1 million or 15.4% of total revenue in 2008, up from $2.7 million or 17.6% of total revenue in 2007. The 2008 increase in costs resulted mainly from the addition of RTMS related expenses and increased professional services expenses, including the costs of our withdrawn follow-on offering. We anticipate that general and administrative expense will be flat in terms of actual expense in 2009 as compared to 2008.

          Research and development expense increased to $2.9 million or 11.0% of total revenue in 2008, up from $2.3 million or 15.2% of total revenue in 2007. The increase was directly related to the addition of RTMS related expenses and headcount additions towards the end of the year. We anticipate that research and development expense will increase both in terms of actual expense and as a percentage of revenue in 2009 as compared to 2008 as we invest in video/radar hybrid solutions and tailored international offerings and realize the impact of headcount additions made late in 2008.

          Amortization of intangibles expense was $768,000 in 2008 and reflects the amortization of intangible assets acquired in the EIS asset purchase. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $768,000 in 2009.

          Other income decreased to $43,000 in 2008 from $543,000 in 2007. In 2008, other income fell due to lower cash and investment balances, lower interest rates and interest expense on debt incurred for the EIS asset purchase. In 2007, other income was mainly tax-exempt interest income, which was partially offset by interest expense on bank debt incurred in December 2007.

          Our income tax effective rate was 30.8% in 2008. Our 2007 income tax effective rate was not meaningful due to the significant in-process research and development expense impact on pre-tax book income coupled with federal tax credits that brought our position to a benefit. We expect the effective rate in 2009 to be in the range of 30% to 35%.

          Year Ended December 31, 2007 Compared to Year Ended December 31, 2006. Total revenue increased to $15.1 million in 2007 from $13.1 million in 2006, an increase of 15.0%. International sales increased to $4.1 million in 2007 from $3.0 million in 2006, an increase of 36.7%. The increase was a result of growing acceptance of Autoscope products in both Europe and Asia, resulting in new customers. Royalty income increased to $10.7 million in 2007 from $10.1 million in 2006, an increase of 6.0%. The increase in royalty income reflects the continued success of Econolite’s distribution of Autoscope in the North American market. North American sales were $269,000 in 2007. North American sales represent sales of RTMS products from the date of the EIS asset purchase.

          Gross margins for international sales increased to 52.4% in 2007 from 49.6% in 2006. Gross margins on royalty income increased to 100.0% in 2007 from 97.8% in 2006. International gross margins were positively impacted by a shift in product sales mix to higher margin products in 2007 versus 2006. Royalty gross margins were positively impacted by the patent royalty we owed to the University of Minnesota ending in the third quarter of 2006.

          Selling, marketing and product support expense increased to $3.5 million or 23.0% of total revenue in 2007 from $2.9 million or 21.7% of total revenue in 2006. The change related mostly to headcount additions and increased promotional expense for the Autoscope Terra product line launch.

          General and administrative expense increased to $2.7 million or 17.6% of total revenue in 2007, up from $2.4 million or 18.1% of total revenue in 2006. The 2007 increase resulted mainly from a combination of headcount additions, higher stock option and bonus expenses and, to a lesser extent, increased audit, tax, legal and consulting fees.

          Research and development expense decreased to $2.3 million or 15.2% of total revenue in 2007, down from $2.6 million or 20.1% of total revenue in 2006. The decrease was directly related to significant prototype material and consulting expenses incurred in accelerating technical efforts on our next generation Autoscope Terra product line in 2006 which did not carry into 2007.

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

          Other income increased to $543,000 in 2007 from $523,000 in 2006. In 2007, other income was mainly tax-exempt interest income which was partially offset by interest expense on bank debt incurred in December 2007.

          Our income tax effective rate was not meaningful in 2007 due to the significant in-process research and development expense impact on pre-tax book income coupled with federal tax credits that brought our position to a benefit. Our 2006 income tax effective rate was unusually low due to a number of federal and state adjustments.

Liquidity and Capital Resources

          At December 31, 2008, we had $10.3 million in cash and cash equivalents and $4.0 million in restricted short-term investments, compared to $5.6 million in cash and cash equivalents, $5.3 million in restricted cash and $-0- in investments at December 31, 2007. As discussed below, our investments held at December 31, 2008 were auction rate securities that were redeemed or sold at par subsequent to year-end.

          Net cash provided by operating activities was $5.2 million in 2008, compared to $1.5 million and $4.6 million in 2007 and 2006, respectively. The primary reasons for the 2008 change were the incremental net income increase in 2008, significant increases in depreciation and amortization and stabilization of working capital related to the EIS asset purchase. We purchased $4.0 million in investments, net of redemptions, in 2008 as opposed to selling $4.1 million in investments, net of purchases, in 2007. We also repaid $1.3 million in debt in 2008. We anticipate that average receivable collection days in 2009 will increase over 2008 but that it will not have a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2009.

          At December 31, 2008, we held $4.0 million (par value) of investments comprised of auction rate securities, or ARS. In January 2009, these ARS were redeemed at par under a rights offering established in November 2008 by the broker/dealer. Also in the fourth quarter of 2008, we sold $1.4 million of ARS at par held through a different broker/dealer. After these two transactions, we no longer hold any ARS.

          In May 2008, we entered into a financing arrangement with Associated Bank, National Association, or Associated Bank, which replaced our loan agreements with Wells Fargo Bank, N.A., including fully repaying those loans. Under the arrangement with Associated Bank, we entered into a revolving line of credit and a term loan. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by Associated Bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula, which is a percentage of the amounts of ARS and receivables. The line of credit currently has $2.0 million in borrowings outstanding and matures on May 1, 2011. The term loan is for $3.0 million and has a fixed annual interest rate of 6.75%. Repayment on the term loan is in equal monthly principal installments over a 36-month period. As collateral, Associated Bank has a first priority security interest in all of our assets, and we pledged all of our ARS. As a result of the new financing arrangement with Associated Bank, ARS investments were restricted as pledged to Associated Bank.

          In February 2009, we fully repaid the term loan and outstanding balances on the revolving line of credit using the proceeds from our ARS redemption. We believe, on an ongoing basis, we have regular availability to draw a minimum of $3 million on our line of credit based on qualifying assets.

          In conjunction with our EIS asset purchase, the sellers have an earn-out arrangement over approximately three years. The earn-out is based on earnings from RTMS sales less related cost of revenue and operating expenses, depreciation and amortization, and it is calculated annually. If the earnings are at target levels, the sellers would receive $2.0 million annually, or $6.0 million in total. Superior performance of the assets could lead to an earn-out in excess of $2 million, as the earn-out is not capped. Earn-out payments generally are due within three months of the end of an earn-out period. The first earn-out period ran from December 6, 2007 to December 31, 2008. Based on the 2008 results for RTMS, the sellers of the RTMS business, also known as the EIS assets, are entitled to receive a $1.2 million earnout payment, which is expected be paid in March 2009. The liability has been recorded on our balance sheet as of December 31, 2008, with an offsetting entry to increase goodwill. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement.

          We believe that cash and cash equivalents on hand at December 31, 2008, along with our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the EIS earn-out, investing activities, and other cash requirements for the foreseeable future

          Off-Balance Sheet Arrangements

          We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

          Beginning in 2009, we entered into a number of currency hedging arrangements. The purpose of the hedging was to lock in what we believe to be favorable rates on certain currencies and to increase our predictability on certain expenses at our foreign subsidiaries. All hedging activity is intended to qualify for hedge accounting under Statement of Financial Accounting Standard (SFAS) No. 133. We believe all contracts will be utilized to provide funds to cover operating expenses.

          Critical Accounting Policies

          Goodwill and Intangible Assets. Goodwill is not amortized but is tested for impairment annually or whenever an impairment indicator arises. Our recorded goodwill relates to our Flow Traffic subsidiary and assets purchased from EIS. Goodwill for the EIS asset purchase was recorded in December 2007 and is tested for impairment annually on October 1, beginning in 2008. The Flow Traffic goodwill is tested for impairment on December 31 of each year. We also reconcile the fair value of our business segments to market capitalization on December 31 or during interim periods when our consolidated shareholders’ equity is similar to or exceeds our market capitalization. The impairment tests require us to estimate the fair value of our subsidiary and then compare it to the carrying value of the subsidiary (or the fair value of all business segments to shareholders’ equity for the entity test). If the carrying value exceeds the fair value, further analysis is performed to determine if there is an impairment loss.

          For Flow Traffic, we estimate the fair value by using a combination of the income approach, where fair value is dependent on the present value of future economic benefits to be derived from ownership of Flow Traffic, and the prior transactions in company stock method. The future economic benefits are significantly dependent on sustaining revenue growth in our Autoscope product line. For the EIS assets, we estimate fair value by using a combination of the income approach, where fair value is dependent on the present value of future economic benefits to be derived from the RTMS product line, and the market valuation approach, where the business was compared to guideline public company price-earning multiples with a significant weighting to companies in the traffic detection business. The future economic benefits are mainly dependent on future revenue growth of the RTMS product line. No impairment of goodwill was recorded as of December 31, 2008, 2007 and 2006. If Flow Traffic and/or the EIS assets do not provide the future economic benefits we project, the fair value of these assets may become impaired, and we would need to record an impairment loss.

          The fair value of all combined business segments was estimated using a discounted cash flow analysis of future income. The market value was determined by multiplying the sum of common shares outstanding at December 31, 2008 and outstanding “in the money” stock options (as reduced using the treasury stock method), by our average share price in December 2008, in total, our market capitalization, and adding to it a control premium. In most industries, including ours, an acquiring entity typically is willing to pay more for a controlling interest than an investor would pay for a fractional, noncontrolling ownership interest. For purposes of this analysis, we used a control premium of 30%. To determine the applicable control premium, we observed data derived from acquisitions and trading multiples of companies in our industry, in addition to overall data for companies operating in both the software and manufacturing industries. We have concluded that the control premium is reasonable and supports the differential between our market capitalization and the estimated fair value of our combined business, and no impairment was recorded. The analysis indicated the two values were close and therefore if our market capitalization were to decrease in 2009 even slightly from the level in December 2008 or if control premiums were to decrease, it is likely that we would need to recognize some level of impairment loss. At December 31, 2007 and 2006, our market capitalization exceeded our shareholders’ equity by a significant margin, and the reconciliation process described above was not performed for those years.

          Earn-outs related to the EIS asset purchase are recorded as additional goodwill in the year earned. Intangible assets are related to the EIS asset purchase for trade names and technology and are amortized over their anticipated useful lives of five to eight years.

          Revenue Recognition. Royalty income is recognized based upon a monthly royalty report provided to us by Econolite. This report is prepared by Econolite based on its sales of products we developed and is based on sales delivered and accepted by its customers. We recognize revenue from North American and international sales at the time of delivery and acceptance; the selling price is fixed or determinable; and collectability is reasonably assured. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based upon historical sales returns and changes in end user demands. Sales returns and warranty allowances are estimated at the time of sale based on historical experience.

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

          New and Recently Adopted Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued proposed FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we have adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS No. 157 impacted our disclosures surrounding our restricted long-term investments. The adoption of the remaining portions of SFAS No. 157 is not expected to have a material impact on our financial statements.

          On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for the Company as of January 1, 2008. The initial impact of adopting this pronouncement had no effect on our consolidated financial statements because we did not elect the fair value option for any financial assets or liabilities at the beginning of 2008. During the year, SFAS No. 159 impacted our accounting and disclosure of the put option received as part of our auction rate securities settlement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

          Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. We have not historically hedged our exposure to translation gains and losses. A 10% adverse change in foreign currency rates would not have a material effect on our results of operations or financial position.

          Beginning in 2009, we entered into a number of currency hedging arrangements. The purpose of the hedging was to lock in what we believe to be favorable rates on certain currencies and to increase our predictability on certain expenses at our foreign subsidiaries. All hedging activity is intended to qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We believe all contracts will be utilized to provide funds to cover operating expenses.

Item 8.	Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$10,289	$5,613
Restricted cash	—	5,263
Restricted investments, net	4,000	—
Accounts receivable, net of allowance for returns and doubtful accounts of $96 ($32 in 2007)	6,620	4,997
Inventories	1,608	1,579
Prepaid expenses	376	228
Deferred income taxes	376	142

Total current assets	23,269	17,822

Property and equipment:
Furniture and fixtures	265	328
Leasehold improvements	64	27
Equipment	1,631	1,220

	1,960	1,575
Accumulated depreciation	1,232	875

	728	700

Deferred income taxes	1,575	1,676
Intangible assets	4,481	5,249
Goodwill	6,055	4,891

TOTAL ASSETS	$36,108	$30,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251	$816
Current portion of bank debt	1,000	5,000
Accrued compensation	1,091	703
Accrued warranty and other	793	510
EIS earnout payable	1,164	—
Income taxes payable	283	—

Total current liabilities	4,582	7,029

Bank debt, less current portion	2,750	—
Income taxes payable	246	84

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 3,985,219 issued and outstanding (3,927,806 in 2007)	40	39
Additional paid-in capital	11,652	11,004
Accumulated other comprehensive income (loss)	(147)	161
Retained earnings	16,985	12,021

Total shareholders’ equity	28,530	23,225

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,108	$30,338

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years ended December 31

	2008	2007	2006

Revenue:
International sales	$7,455	$4,067	$2,980
North American sales	5,689	269	—
Royalties	13,321	10,747	10,136

	26,465	15,083	13,116
Cost of revenue:
International sales	2,805	1,927	1,501
North American sales	2,107	60	—
Royalties	—	—	220

	4,912	1,987	1,721

Gross profit	21,553	13,096	11,395

Operating expenses:
Selling, marketing and product support	6,680	3,463	2,850
General and administrative	4,069	2,653	2,382
Research and development	2,908	2,299	2,639
Amortization of intangible assets	768	51	—
In-process research and development	—	4,500	—

	14,425	12,966	7,871

Income from operations	7,128	130	3,524

Other income, net	43	543	523

Income before income taxes	7,171	673	4,047
Income tax expense (benefit)	2,207	(199)	942

Net income	$4,964	$872	$3,105

Net income per share:
Basic	$1.26	$0.23	$0.83
Diluted	1.24	0.22	0.80

Weighted average number of common shares outstanding:
Basic	3,943	3,789	3,725
Diluted	4,001	3,881	3,891

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31

	2008	2007	2006

Operating activities:
Net income	$4,964	$872	$3,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	357	226	226
Amortization	768	51	162
In-process research and development	—	4,500	—
Tax benefit from disqualifying disposition	137	112	113
Stock option expense	339	194	177
Deferred income taxes	(133)	(1,653)	(203)
Changes in operating assets and liabilities:
Accounts receivable	(1,623)	(2,040)	557
Inventories	(29)	(909)	(358)
Prepaid expenses	(148)	(102)	(22)
Accounts payable	(565)	200	218
Accrued liabilities	671	177	511
Income taxes payable	445	(147)	137

Net cash provided by operating activities	5,183	1,481	4,623

Investing activities:
Purchase of EIS assets	—	(11,406)	—
Purchase of short-term investments	(7,400)	—	(1,800)
Sale of short-term investments	3,400	1,800	—
Maturity of callable FHLB bonds	—	2,300	—
Purchases of property and equipment	(385)	(104)	(419)

Net cash used in investing activities	(4,385)	(7,410)	(2,219)

Financing activities:
Proceeds from exercise of stock options	173	34	200
Proceeds from (repayment of) bank debt	(1,250)	5,000	—
Cash (restricted for) released from restriction on bank debt	5,263	(5,263)	—

Net cash provided by (used in) financing activities	4,186	(229)	200

Effect of exchange rate changes on cash	(308)	145	16

Increase (decrease) in cash and cash equivalents	4,676	(6,013)	2,620

Cash and cash equivalents at beginning of year	5,613	11,626	9,006

Cash and cash equivalents at end of year	$10,289	$5,613	$11,626

Supplemental disclosure:
Income taxes paid	$1,680	$1,352	$1,025
Interest expense paid	$278	$35	$—

Supplemental non-cash disclosure:
Common stock issued in connection with EIS asset purchase	$—	$2,534	$—
EIS earnout payable recorded as additional goodwill	$1,164	$—	$—

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2005	3,702,005	$37	$7,641	$—	$8,044	$15,722

Tax benefit from disqualifying disposition	—	—	113	—	—	113
Common stock issued for options exercised	59,799	1	199	—	—	200
Stock option expense	—	—	177	—	—	177
Foreign currency translation adjustment	—	—	—	16	—	16
Net income	—	—	—	—	3,105	3,105

Comprehensive income	—	—	—	—	—	3,121

Balance at December 31, 2006	3,761,804	38	8,130	16	11,149	19,333

Tax benefit from disqualifying disposition	—	—	112	—	—	112
Common stock issued for options exercised	18,800	—	34	—	—	34
Common stock issued in EIS asset purchase	147,202	1	2,534	—	—	2,535
Stock option expense	—	—	194	—	—	194
Foreign currency translation adjustment	—	—	—	145	—	145
Net income	—	—	—	—	872	872

Comprehensive income	—	—	—	—	—	1,017

Balance at December 31, 2007	3,927,806	39	11,004	161	12,021	23,225

Tax benefit from disqualifying disposition	—	—	137	—	—	137
Common stock issued for options exercised	59,000	1	194	—	—	195
Common stock retired	(1,587)	—	(22)	—	—	(22)
Stock option expense	—	—	339	—	—	339
Foreign currency translation adjustment	—	—	—	(308)	—	(308)
Net income	—	—	—	—	4,964	4,964

Comprehensive income	—	—	—	—	—	4,656

Balance at December 31, 2008	3,985,219	$40	$11,652	$(147)	$16,985	$28,530

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2008

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

          Image Sensing Systems, Inc. (referred to herein as “we,” the “Company,” “us” and “our”) develops and markets software based computer enabled detection products for use in advanced traffic management systems and traffic data collection. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for one of our product lines. Our products are used primarily by governmental entities.

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

          We recognize revenue from international and North American sales at the time of shipment or delivery, the selling price is fixed or determinable and collection of payment is reasonably assured. We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based on historical sales returns and changes in end user demand.

CASH AND CASH EQUIVALENTS

          We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds. Cash located in foreign banks was $1.0 million and $1.2 million at December 31, 2008 and 2007, respectively.

INVESTMENTS

          Investments and marketable securities that do not qualify as cash equivalents have been designated as “trading” at December 31, 2008 in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Prior to our fourth fiscal quarter of 2008, we designated investments as “available-for-sale”. The change in designation was made in relation to our acceptance of a settlement offer related to auction rate securities in November 2008 (see Note 2). Trading securities are carried at fair value, with any unrealized gains or losses reported as investment income/loss on the statement of income. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in “Accumulated other comprehensive income,” a component of shareholders’ equity.

ACCOUNTS RECEIVABLE

          We grant credit to customers in the normal course of business and generally do not require collateral. Management performs on-going credit evaluations of customers. We have fixed payment terms with each of our customers that vary in length. Accounts receivable that are outstanding longer than the fixed payment term are considered past due. We determine an allowance for doubtful accounts by considering a number of factors, including any on-going technical problems with product in the field, the length of time trade accounts receivable are past due, our previous loss history with the customer and the customer’s current ability to pay. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

INVENTORIES

          Inventories are primarily electronic components and finished goods and are valued at the lower of cost or market on the first-in, first-out (FIFO) method. Adjustments to record inventory at the lower of cost or market are charged to cost of revenue in the period incurred and totaled $211,000, $253,000 and $70,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is computed by the straight-line method over a three- to seven-year period for financial reporting purposes and by accelerated methods for income tax purposes.

INCOME TAXES

          Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment. We recognize tax benefits when we believe the benefit is more likely than not to be sustained upon review from the relevant authorities. We recognize penalties and interest expense related to unrecognized tax benefits in income tax expense.

FAIR VALUE MEASUREMENTS

          SFAS No. 157, Fair Value Measurement, defines the meaning of the term “fair value” and provides a consistent framework intended to reduce inconsistency and increase comparability in fair value measurements for many different types of assets or liabilities. Generally, the new framework requires fair value to be determined on the exchange price which would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 requires disclosure by each major asset and liability category measured at fair value on either a recurring or nonrecurring basis and establishes a three-tier fair value hierarchy which prioritizes the inputs used in fair value measurements. The three-tier hierarchy for inputs used in measuring fair value is as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

INTANGIBLE ASSETS

          Intangible assets are stated at their estimated value at the time of acquisition. Amortization is computed by the straight-line method over a five to eight-year period for financial reporting purposes based on their estimated useful lives.

GOODWILL

          Goodwill is not amortized but is tested for impairment annually or whenever an impairment indicator arises. Our goodwill related to our Flow Traffic subsidiary is tested for impairment on December 31 of each year. EIS asset purchase related goodwill is tested October 1 of each year. We also reconcile the fair value of our business segments to market capitalization on December 31 or interim periods when our consolidated shareholders’ equity is similar to or exceeds our market capitalization.

          Because our market capitalization was similar to or less than or consolidated shareholders’ equity in and around December 31, 2008, we also reconciled our market value to the estimated fair value of our business segments on a combined basis to ensure our determinations of fair value at the business segment level were reasonable. The fair value of the combined business was estimated using a discounted cash flow analysis. The market value was determined by multiplying the sum of common shares outstanding at December 31, 2008 and outstanding “in the money” stock options (as reduced using the treasury stock method), by our average share price in December 2008, in total, our market capitalization, and adding to it a control premium. In most industries, including ours, an acquiring entity typically is willing to pay more for a controlling interest than an investor would pay for a fractional, noncontrolling ownership interest. For purposes of this analysis, we used a control premium of 30%. To determine the applicable control premium, we observed data derived from acquisitions and trading multiples of companies in our industry, in addition to overall data for companies operating in both the software and manufacturing industries. We have concluded that the control premium is reasonable and supports the differential between our market capitalization and the estimated fair value of our combined business. At December 31, 2007 and 2006, our market capitalization exceeded our shareholders’ equity by a significant margin, and the reconciliation process described above was not performed for those years. Based upon the results of our testing, we determined that no impairment of goodwill existed at December 31, 2008, 2007 and 2006.

IMPAIRMENT OF LONG-LIVED ASSETS

          Long-lived assets are reviewed for impairment when indicators of impairment are present. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No such losses were recorded during the years ended December 31, 2008, 2007 or 2006, respectively.

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

WARRANTY

          We provide a standard two-year warranty on international and North American product sales. Warranty expense was $153,000, $44,000, and $190,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and our warranty reserve was $217,000 and $157,000 at December 31, 2008 and 2007, respectively.

ADVERTISING

          Advertising costs are charged to operations in the period incurred and totaled $196,000, $247,000 and $129,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

FOREIGN CURRENCY

          All assets and liabilities of Flow Traffic, ISS/Europe, ISS/Poland, ISS/Canada and Canada Sales Corp. are translated from their respective foreign currency to United States dollars at period-end rates of exchange, while the statement of income is translated at the average exchange rates during the period. Accumulated translation adjustments are shown in equity under “Accumulated other comprehensive income/loss.”

NET INCOME PER SHARE

          Our basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. Diluted net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

          For the years ended December 31, 2008, 2007 and 2006, respectively, 58,000, 92,000 and 166,000 common share equivalents were included in the computation of diluted net income per share.

          At December 31, 2008 and 2007, the exercise prices of 253,500 and 66,000 outstanding options, respectively, were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share. At December 31, 2006, no outstanding options were excluded.

STOCK OPTIONS

          In 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). Prior to 2006, stock options were accounted for under the intrinsic value method as prescribed by APB 25. No stock-based employee compensation cost was reflected in net income, except for costs related to performance based options, because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. We use the straight-line attribute method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest.

          Unrecognized compensation costs are $774,574 at December 31, 2008, with a weighted average remaining life of 2.5 years.

NEW ACCOUNTING PRONOUNCEMENTS

          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued proposed FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we have adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-2. The partial adoption of SFAS No. 157 impacted our disclosures surrounding our restricted long-term investments. The adoption of the remaining portions of SFAS No. 157 is not expected to have a material impact on our financial statements.

          On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for the Company as of January 1, 2008. The initial impact of adopting this pronouncement had no effect on our consolidated financial statements because we did not elect the fair value option for any financial assets or liabilities at the beginning of 2008. During the year, SFAS No. 159 impacted our accounting and disclosure of the put option received as part of our auction rate securities settlement as further described in Note 2.

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

          At December 31, 2008, we held $4.0 million (par value) of investments comprised of auction rate securities, or ARS. In January 2009, our ARS were purchased by our broker/dealer at par.

          The balance of investments consists of the combination of the fair value of ARS as determined under SFAS No. 157 and the fair value of the settlement rights that we received from the broker/dealer under a settlement agreement reached in November 2008. The settlement rights allowed us to put the ARS to the broker/dealer at par between the dates of January 2, 2009 and January 2, 2011.

          The ARS was valued at $3.3 million at December 31, 2008 based on an internal valuation of the investment. As no level 1 or 2 valuation inputs were present, we determined the valuation based upon a combination of level 3 valuation inputs, including broker/dealer estimates, secondary market quotations of similar illiquid securities, and a discounted cash flow estimate comparing the ARS to long-term federal securities. The changing of the ARS status to “trading” resulted in the reclassification of the unrealized loss shown under accumulated other comprehensive income (loss) of our consolidated balance sheet to the consolidated statement of operations. We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in 2008 and selected the fair value option for the settlement right in our fiscal quarter ending December 31, 2008. Management determined that the fair value option was appropriate for this unusual transaction and that it reflected the most accurate substance of the settlement right offering in conjunction with the ARS valuation. The settlement right was valued at $700,000 at December 31, 2008 and was also determined internally using a discounted cash flow analysis factoring in a risk discount on the broker/dealer’s likelihood of meeting the obligation. The valuation loss on the ARS and investment income from receiving the settlement rights are recorded in the other income, net line of the consolidated statements of income.

          Proceeds from maturities and sales of investments totaled $3.4 million, $4.1 million and $ - for the years ended December 31, 2008, 2007 and 2006, respectively. As described above, in the year ended December 31, 2008, we realized a $700,000 loss on our ARS and a $700,000 gain on the ARS settlement rights. There were no realized gains or losses related to sales during the years ended December 31, 2007 and 2006.

3.	INVENTORIES

Inventories, net of reserves, consisted of the following (in thousands):

	December 31,

	2008	2007

Electronic components	$1,097	$1,092
Finished goods	511	487

Total	$1,608	$1,579

4.	ACQUISITIONS

          On December 6, 2007, we purchased certain assets of EIS Electronic Integrated Systems, Inc. (EIS), including its RTMS radar product line. The purchase price was $10.9 million in cash plus 147,202 shares of our common stock valued at approximately $2.5 million. We borrowed $5.0 million from a bank to partially finance the purchase. In addition to the purchase price, we incurred $506,000 in direct acquisition costs. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the assets for the next three years. Earn-outs will be calculated and paid annually. Based on target achievement, the sellers would receive $2.0 million annually or a total of $6.0 million. Superior performance of the assets could lead to an earn-out in excess of $2 million, as the earn-out is not capped.

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

          Earn-out payments related to the EIS asset purchase will be recorded as additional goodwill when earned. In 2008, the sellers earned an earn-out of $1.2 million, which is payable in March 2009.

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

          EIS was named in a U.S. lawsuit in 2006 for infringement of a patent. On October 31, 2007, the courts entered judgment that EIS had not infringed on the patent. The plaintiff appealed the decision early in 2008, and the case currently resides in the appellate court. Under the EIS asset purchase agreement, EIS is required to continue to defend this case. In addition, EIS must indemnify us for all expenses, claims or judgments related to this lawsuit up to the amount of the purchase price, including any earn-out payments. Management believes that the ultimate outcome of this legal action will not have a material adverse effect on our financial statements.

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

          The pro forma results are not necessarily indicative of the results that would have been achieved had the EIS asset purchase taken place on that date (in thousands, except per share amounts):

	December 31,

	2007	2006

Total revenue	$23,825	$21,187
Net income (loss)	3,897	(2,170)

Net income (loss) per share:
Basic	$0.99	$(0.56)
Diluted	0.97	(0.56)

5.	GOODWILL AND INTANGIBLE ASSETS

          Goodwill consists of $1.1 million related to our acquisition of Flow Traffic and $5.0 million related to the EIS asset purchase, consisting of $3.8 million recorded at the time of the purchase and an additional $1.2 million recorded in 2008 in conjunction with earn-out payments due.

          Intangible assets consisted of the following (dollars in thousands):

	December 31, 2008	December 31, 2007

Developed technology (8 year life)	$3,900	$3,900
Trade names (5 year life)	1,200	1,200
Other intangibles (5 year life)	200	200
Less: Accumulated amortization	(819)	(51)

Total identifiable intangible assets, net	$4,481	$5,249

          We expect to recognize amortization expense for the intangible assets in the above table of $768,000 in each of our years ending December 31, 2009, 2010 and 2011 and of $749,000 in 2012. The weighted average amortization period remaining for intangible assets is 6.2 years. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

6.	CREDIT FACILITIES

          We have a revolving line of credit and a term loan with our bank. These credit agreements were entered into on May 1, 2008 and replaced all prior bank agreements, including the repayment of loans under the previous agreements. Both agreements additionally include the pledge of our ARS investment.

          The revolving line of credit agreement provides up to $5.0 million in short-term borrowings at the bank’s prime rate (effective rate of 4.66% at December 31, 2008), expiring May 1, 2011. Any loans are secured by inventories, accounts receivable and equipment, and the bank has the right of setoff against checking, savings and other accounts. We had $2.0 million of outstanding borrowings under this credit agreement at December 31, 2008, all of which are due May 1, 2011.

          The term loan initially provides up to $3.0 million at a fixed rate of 6.75%, expiring May 1, 2011. The loan is secured by inventories, accounts receivable and equipment, and the bank has the right of setoff against checking, savings and other accounts. At December 31, 2008, we had $1.75 million outstanding on this loan. The loan is repayable in equal monthly installments, of which $1.0 million is due in 2009 and $750,000 is due in 2010.

          Subsequent to year end, we fully repaid the term loan and the revolving line of credit and were released from our pledge of investments.

7.	LEASE COMMITMENTS

          We rent office space and equipment under operating lease agreements expiring at various dates through December 2010. The leases provide for monthly payments of $44,000, and we are responsible for our proportionate share of increases in operating expenses that exceed a base rent factor. Rent expense amounted to $555,000 in 2008, $319,000 in 2007, and $261,000 in 2006.

          Future minimum annual lease payments under noncancelable operating leases for the years ending December 31, 2009 and 2010 are $236,000 and $156,000, respectively.

8.	INCOME TAXES

          Our deferred tax assets (liabilities) are as follows (in thousands):

	December 31

	2008	2007

Current deferred tax assets (liabilities):
Accrued compensation	$40	$25
Prepaid expenses	(43)	(39)
Inventory reserves	165	118
Stock option expense (NQO)	90	36
Other	124	2
Foreign net operating loss carryforwards	9	86
Less valuation allowance	(9)	(86)

	376	142
Non-current deferred tax assets (liabilities):
Intangible asset amortization	1,611	1,684
Other	(36)	(8)

	1,575	1,676

Net deferred tax assets	$1,951	$1,818

          Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimates of future sources of taxable income and the expected timing of temporary difference reversals.

          There is $2.4 million, $913,000 and $449,000 in undistributed earnings of our wholly-owned foreign subsidiaries at December 31, 2008, 2007 and 2006, respectively. We have not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings, as such earnings have been indefinitely reinvested in the business as defined in SFAS No. 109, Accounting for Income Taxes and Accounting Principles Board Opinion 23.

          We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

          The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31

	2008	2007	2006

Current:
Federal	$1,738	$1,318	$1,039
State	38	20	49
Foreign	564	116	57

	2,340	1,454	1,145

Deferred:
Federal	(59)	(1,638)	(173)
State	(23)	(15)	(30)
Foreign	(51)	—	—

	(133)	(1,653)	(203)

Total income tax expense (benefit)	$2,207	$(199)	$942

          Income before taxes for the foreign operations were $2.1 million, $509,000 and $236,000 for the years ended December 31, 2008, 2007 and 2006.

          A reconciliation of income taxes to the statutory federal rate is as follows (in thousands):

	December 31

	2008	2007	2006

Federal tax statutory rate	$2,438	$225	$1,382
State taxes, net of federal benefit	10	2	13
Tax exempt interest	—	(146)	(124)
Research and development tax credits	(120)	(120)	(135)
Domestic production activity deduction	(83)	(61)	(39)
Effect of lower rates on foreign income	(125)	(57)	(23)
Use of foreign loss carryforwards	(77)	—	—
Stock option expense	66	32	60
Adjustment of prior year tax credits and refunds	(50)	(26)	(202)
FIN 48 adjustments	96	50	—
Other	52	(98)	10

Income taxes	$2,207	$(199)	$942

          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we did not change our tax liability for uncertain tax benefits. A reconciliation of the beginning and ending amount of the tax liability for uncertain tax benefits is as follows (in thousands):

Balance at January 1, 2007	$100
Additions for current year tax positions	50
Reductions	—

Balance at December 31, 2007	150
Additions for current year tax positions	96
Reductions	—

Balance at December 31, 2008	$246

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

          The United States patent for some aspects of the technology underlying our Autoscope system was issued in 1989 to the University of Minnesota. We had an exclusive worldwide license from the University of Minnesota for that technology and paid royalties to the University of Minnesota in exchange for such license. Our exclusive license, and all related royalty obligations, expired July 2006. Royalty expense under the agreement was $220,000 in the year ended December 31, 2006.

          We have sublicensed the right to manufacture and market the Autoscope technology in North America, the Caribbean and Latin America to Econolite and receive royalties from Econolite on sales of the Autoscope system in those territories. We may terminate our agreement with Econolite if a minimum annual sales level is not met or Econolite fails to make royalty payments as required by the agreement. The agreement’s initial term as amended was 20 years, ending in 2011. In 2008, we extended the agreement an additional 20 years, unless terminated by either party upon three years’ notice.

          We recognized royalty income from this agreement of $13.3 million, $10.7 million and $10.1 million in 2008, 2007 and 2006, respectively.

10.	REVENUE FROM FOREIGN COUNTRIES

          We derived the following percentages of our net revenues from the following geographic regions:

	2008	2007	2006

Asia Pacific	12%	11%	10%
Europe	16%	16%	13%
North America	72%	73%	77%

          Revenue originating from Poland was 11% of our revenue in the year ended December 31, 2007. The aggregate net book value of long-lived assets held outside of the United States was $258,000 and $356,000 at December 31, 2008 and 2007, respectively.

11.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

          Royalty income from Econolite comprised 50%, 71% and 77% of revenue in the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable from Econolite were $2.9 million and $3.3 million at December 31, 2008 and 2007, respectively. One international customer comprised 13% of accounts receivable at December 31, 2008, and a separate international customer comprised 15% of accounts receivable at December 31, 2007.

12.	RETIREMENT PLANS

          Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan in which participants may elect to have a specified portion of their salary contributed to the plan and we may make discretionary contributions to the plan. Flow Traffic is obligated to contribute to an employee pension plan. The Company made contributions totaling $97,000, $89,000 and $87,000 to the plans for 2008, 2007 and 2006, respectively.

13.	STOCK OPTIONS

          In February 1995 and April 2005, we adopted the 1995 Long-Term Incentive and Stock Option Plan (the 1995 Plan) and the 2005 Stock Incentive Plan (the 2005 Plan), respectively, which provide for the granting of incentive (ISO) and non-qualified (NQO) stock options, stock appreciation rights, restricted stock awards and performance awards to our officers, directors, employees, consultants and independent contractors. The 1995 Plan terminated in February 2005. Options granted under the Plans generally vest over three to five years based on service and have a contractual term of six to ten years and are amortized to expense on a straight-line basis. The following table summarizes stock option activity for 2008 and 2007:

	Plan Options Available For Grant	Plan Options Outstanding		Non-Plan Options Outstanding	Weighted Average Exercise Price Per Share

		ISO	NQO

Balance at December 31, 2006	263,200	70,700	102,333	42,000	$3.38
Granted	(141,000)	68,088	72,912	—	15.34
Exercised	—	(18,800)	—	—	2.12

Balance at December 31, 2007	122,200	119,988	175,245	42,000	$8.47
Granted	(95,500)	48,130	47,370	—	13.58
Exercised	—	(13,000)	(10,000)	(36,000)	3.31
Plan addition	138,800	—	—	—

Balance at December 31, 2008	165,500	155,118	212,615	6,000	$10.59

          The following table summarizes information about the stock options outstanding at December 31, 2008.

	Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.30-1.99	59,100	3.2 years	$1.34	$408,736	59,100	$1.34	$408,736
2.00-2.99	16,200	3.2 years	2.35	95,742	16,200	2.35	95,742
3.00-3.99	38,933	3.7 years	3.15	199,083	38,933	3.15	199,083
7.00-7.93	6,000	1.3 years	7.50	4,560	6,000	7.50	4,560
12.00-12.99	62,000	6.0 years	12.44	—	12,000	12.61	—
14.00-14.99	105,500	4.6 years	14.25	—	17,750	14.20	—
15.00-15.99	39,000	3.1 years	15.34	—	18,750	15.70	—
16.00-16.99	15,000	4.9 years	16.00	—	3,750	16.00	—
17.00-17.99	32,000	3.9 years	17.50	—	8,000	17.50	—

	373,733		$10.59	$708,121	180,483	$6.55	$708,121

          The weighted average fair value of the 95,500 and 141,000 options granted during 2008 and 2007, respectively, was $387,975 and $851,910.

          The total intrinsic value of options exercised during 2008, 2007 and 2006 was $292,084, $255,000 and $607,000, respectively. The total fair value of shares vested during 2008, 2007 and 2006 was $807,000, $25,000 and $170,000, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used during 2008, 2007 and 2006, respectively: zero dividend yield; expected volatility of 41%, 127% and 127%; risk-free interest rate of 3.68%, 4.75% and 4.27%; and expected life of 3.5, 3.9 and 3 years. The expected life of the options is based on evaluations of historical and expected future exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant, with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock over the past three years. The Company has not historically paid any dividends and does not expect to in the foreseeable future. We recognized stock option expense of $339,000, $194,000 and $177,000 in the years ended December 31, 2008, 2007 and 2006, respectively, and the expense is included within general and administrative expense on the consolidated statements of income.

          There were 183,633 and 195,833 options exercisable at December 31, 2007 and 2006, respectively. The weighted average exercise price of these options was $2.94 and $2.53 at December 31, 2007 and 2006, respectively.

13.	SEGMENT INFORMATION

We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in December 2007, and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for the year ended December 31, 2008 for each of the Company’s reportable segments (in thousands):

	Autoscope	RTMS	Total

Revenue	$18,705	$7,760	$26,465
Depreciation	242	115	357
Amortization of intangible assets	—	768	768
Income before income taxes	5,939	1,232	7,171
Capital expenditures	273	112	385
Total assets	24,135	11,973	36,108

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. (a Minnesota Corporation) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 26, 2009

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

          Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

          The sections entitled “Proposal I - Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 annual meeting of shareholders are incorporated into this Form 10-K by reference.

Item 11.	Executive Compensation

          The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2009 annual meeting of shareholders are incorporated into this Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Equity Compensation Plan Information

          The following table provides information as of December 31, 2008 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by shareholders(1)	367,733	$10.64	165,500
Equity compensation plans not approved by shareholders	6,000	$7.50	—

Total	373,733	$10.59	165,500

          (1) Includes shares underlying stock options under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan and non-qualified stock options granted outside the 1995 Plan between 1996 and 2000 to current and former members of the Board of Directors.

           (2) The 165,500 shares available for grant under the 2005 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

          The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 annual meeting of shareholders is incorporated into this Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2009 annual meeting of shareholders is incorporated into this Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

          The sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2009 annual meeting of shareholders are incorporated into this Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (b) The following documents are filed as exhibits to this report:

Exhibit No.	Description

2.1*

Asset Purchase Agreement dated December 6, 2007 by and among Image Sensing Systems, Inc. (ISS), EIS Electronic Integrated Systems Inc., Dan Manor and the other parties named therein, incorporated by reference to Exhibit 2.1 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). (Schedules to this Agreement have not been filed in reliance on Item 601(b)(2) of Regulation S-K of the Securities and Exchange Commission (SEC). ISS will furnish supplementally copies of such schedules to the SEC upon its request.)

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

10.4**	Employment Agreement between ISS and Gregory R. L. Smith, dated December 8, 2006, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 8, 2006.

10.5**	Employment Agreement between ISS and James Murdakes, dated March 9, 2007, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated March 13, 2007.

10.6	Business Loan Agreement dated December 4, 2007 by and between ISS and Wells Fargo Bank, National Association (Wells Fargo), incorporated by reference to Exhibit 10.6 to ISS’ 2007 Form 10-K.

10.7	Promissory Note dated December 4, 2007 in the original principal amount of $3,000,000 issued by ISS to Wells Fargo, incorporated by reference to Exhibit 10.7 to ISS’ 2007 Form 10-K.

10.8	Business Loan Agreement dated December 4, 2007 by and between ISS and Wells Fargo, incorporated by reference to Exhibit 10.8 to ISS’ 2007 Form 10-K.

10.9	Promissory Note dated December 4, 2007 in the original principal amount of $8,000,000 issued by ISS to Wells Fargo, incorporated by reference to Exhibit 10.9 to ISS’ 2007 Form 10-K.

10.10	Commercial Security Agreement dated January 8, 2002 by and between ISS and Wells Fargo, incorporated by reference to Exhibit 10.10 to ISS’ 2007 Form 10-K.

10.11	Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ 2007 Form 10-K.

10.12

Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10-K.

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

10.19

Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated July 3, 2008.

10.20**	Employment Agreement dated December 6, 2007 by and between ISS Image Sensing Systems Canada Ltd. and Dan Manor, incorporated by reference to Exhibit 99.1 to ISS’ 2007 Form 10-K.

10.21

Loan Agreement dated May 1, 2008 by and between ISS and Associated Bank, National Association (Associated Bank), incorporated by reference to Exhibit 10.19 to ISS’ Registration Statement on Form S-1 filed on May 12, 2008 (Form S-1).

10.22	Security Agreement dated May 1, 2008 by and between ISS and Associated Bank, incorporated by reference to Exhibit 10.20 to ISS’ Form S-1.

10.23	Promissory Note (Line of Credit) dated May 1, 2008 in the original principal amount of $5,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.21 to ISS’ Form S-1.

10.24	Promissory Note (Loan) dated May 1, 2008 in the original principal amount of $3,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.22 to ISS’ Form S-1.

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10-K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10-K.

*	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by ISS with the SEC.

**	Management contract or compensatory plan or arrangement.

Copies of all exhibits not attached will be furnished without charge upon written request to the Company at the address set forth on the inside back cover page of this Annual Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

/s/ Kenneth R. Aubrey	Date: March 26, 2009

Kenneth R. Aubrey
President and Chief Executive Officer

          Each person whose signature to this report on Form 10-K appears below hereby constitutes and appoints Kenneth R. Aubrey and Gregory R. L. Smith, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this report on Form 10-K or the amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kenneth R. Aubrey	Date: March 26, 2009

Kenneth R. Aubrey
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory R. L. Smith	Date: March 26, 2009

Gregory R. L. Smith
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

/s/ James Murdakes	Date: March 26, 2009

James Murdakes
Chairman of the Board of Directors

/s/ Panos G. Michalopoulos	Date: March 26, 2009

Panos G. Michalopoulos
Director

/s/ Michael G. Eleftheriou	Date: March 26, 2009

Michael G. Eleftheriou
Director

/s/ Sven A. Wehrwein	Date: March 26, 2009

Sven A. Wehrwein
Director