Form 10-Q
period 2009-03-31
IMAGE SENSING SYSTEMS INC
filed 2009-05-14
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒         No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐         No ☐

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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2009
Common Stock, $0.01 par value per share	3,985,219 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$10,870	$10,289
Restricted investments, net	—	4,000
Accounts receivable, net	4,753	6,620
Inventories	1,711	1,608
Prepaid expenses	262	376
Deferred income taxes	376	376
Total current assets	17,972	23,269

Property and equipment, net	783	728

Deferred income taxes	1,575	1,575
Goodwill and intangible assets	10,372	10,536
Total assets	$30,702	$36,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$627	$251
Bank debt, current portion	—	1,000
Accrued compensation	537	1,091
Accrued warranty and other	566	793
EIS earn-out payable	30	1,164
Income taxes payable	245	283
Total current liabilities	2,005	4,582

Bank debt, long-term	—	2,750
Income taxes payable	248	246

Shareholders’ equity:
Common stock	40	40
Additional paid-in capital	11,746	11,652
Accumulated other comprehensive loss	(582)	(147)
Retained earnings	17,245	16,985
	28,449	28,530
Total liabilities and shareholders’ equity	$30,702	$36,108

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2009	2008
Revenue:
International sales	$1,182	$1,355
North American sales	1,312	1,625
Royalties	2,296	2,892
	4,790	5,872

Costs of revenue:
International sales	394	608
North American sales	373	594
	767	1,202
Gross profit	4,023	4,670

Operating expenses:
Selling, marketing and product support	1,630	1,333
General and administrative	975	888
Research and development	811	701
Amortization of intangible assets	192	192
	3,608	3,114
Income from operations	415	1,556

Other income (expense), net	(12)	41
Income before income taxes	403	1,597
Income taxes	142	541
Net income	$261	$1,056

Net income per common share:
Basic	$0.07	$0.27
Diluted	$0.06	$0.26

Weighted average number of common shares outstanding:
Basic	3,985	3,928
Diluted	4,055	4,026

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three-Month Periods Ended March 31,
	2009	2008
Operating activities:
Net income	$261	$1,056
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	286	290
Stock option expense	93	73
Change in operating assets and liabilities	1,002	(249)
Net cash provided by operating activities	1,642	1,170

Investing activities:
Net purchases of property and equipment	(149)	(37)
Payment of EIS earn-out	(1,162)	—
Net (purchases) sales of investments	4,000	(5,450)
Net cash provided by (used in) investing activities	2,689	(5,487)

Financing activities:
Repayment of bank debt	(3,750)	—
Cash released from restriction	—	1,789
Net cash provided by (used in) financing activities	(3,750)	1,789

Increase (decrease) in cash and cash equivalents	581	(2,528)

Cash and cash equivalents, beginning of period	10,289	5,613
Cash and cash equivalents, end of period	$10,870	$3,085

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2009

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The balance of investments consists of the combination of the fair value of ARS as determined under SFAS No. 157, Fair Value Measurements, and the fair value of the settlement rights that we received from the broker/dealer under a settlement agreement reached in November 2008. The settlement rights allowed us to put the ARS to the broker/dealer at par between the dates of January 2, 2009 and January 2, 2011.

Note C: Acquisition

In 2007, we purchased certain assets of EIS Electronic Integrated Systems, Inc. (EIS), including its RTMS radar product line. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the EIS assets purchased for approximately the three years after the December 2007 purchase date. Earn-outs will be calculated and paid annually. Based on target achievement, the sellers would receive $2.0 million annually or a total of $6.0 million. Earn-out payments related to the EIS asset purchase will be recorded as additional goodwill when earned. In 2008, the sellers earned an earn-out of approximately $1.2 million, which was paid in 2009.

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

Note D: Goodwill and intangible assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd. and $5.0 million related to the EIS asset purchase, consisting of $3.8 million recorded at the purchase date and an additional $1.2 million recognized for earn-out consideration earned for 2008.

          Intangible assets consisted of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Developed technology (8 year life)	$3,900	$3,900
Trade names (5 year life)	1,200	1,200
Other intangibles (5 year life)	200	200
Less: Accumulated amortization	(1,011)	(819)
Total identifiable intangible assets, net	$4,289	$4,481

We have and expect to continue to recognize amortization expense for the intangible assets in the above table of $768,000 in each of our years ending December 31, 2008, 2009, 2010 and 2011 and of $749,000 in 2012. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

We monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require an interim impairment evaluation of our goodwill. We have concluded that no triggering events have occurred during the quarter ended March 31, 2009.

Note E: Net Income Per Common Share and Comprehensive Income (Loss)

The following table sets forth the computations of basic and diluted net income per common share for the three-month periods ended March 31, 2009 and 2008 (in thousands, except per share data):

	2009	2008
Numerator:
Net income	$261	$1,056
Denominator:
Shares used in basic net income per common share calculation	3,985	3,928
Effect of diluted securities:
Employee and director stock options	70	98
Shares used in diluted net income per common share calculations	4,055	4,026
Basic net income per common share	$0.07	$0.27
Diluted net income per common share	$0.06	$0.26

Our comprehensive income (loss) for the three-month periods ended March 31, 2009 and 2008 was $(174,000) and $935,000, respectively. In each period, the main difference between net income and comprehensive income (loss) arose from foreign currency translation adjustments.

Note F: Stock-based Compensation

We recorded $93,000 and $73,000 of stock-based compensation in general and administrative expense for the three-month periods ended March 31, 2009 and 2008, respectively. Options to purchase 4,000 shares, at a weighted average exercise price of $7.00, and options to purchase 44,000 shares, at a weighted average exercise price of $12.37, were granted during the three-month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, $736,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.3 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month periods ended March 31, 2009 and 2008, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of March 31, 2009, we had 161,500 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	59,100	3.2 years	$1.34	59,100	$1.34
2.00-2.99	16,200	3.3 years	2.35	16,200	2.35
3.00-3.99	38,933	3.8 years	3.15	38,933	3.15
7.00-7.99	10,000	3.1 years	7.30	6,000	7. 50
12.00-12.99	62,000	6.0 years	12.44	23,000	12.50
14.00-14.99	105,500	4.6 years	14.25	36,500	14.20
15.00-15.99	39,000	2.7 years	15.34	37,50	15.70
16.00-16.99	15,000	4.9 years	16.00	16,750	16.00
17.00-17.99	32,000	3.9 years	17.50	8,000	17.50
	377,733	4.2 years	10.55	208,233	7.46

Note G: Segment Information

We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite Control Products, Inc.), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007, and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month period ended March 31, 2009 (in thousands):

	Autoscope	RTMS	Total
Revenue	$3,246	$1,544	$4,790
Depreciation	66	28	94
Amortization of intangible assets	—	192	192
Income before income taxes	367	36	403
Capital expenditures	124	25	149
Total assets	19,680	11,022	30,702

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month period ended March 31, 2008 (in thousands):

	Autoscope	RTMS	Total
Revenue	$4,063	$1,809	$5,872
Depreciation	72	26	98
Amortization of intangible assets	—	192	192
Income before income taxes	1,334	263	1,597
Capital expenditures	37	—	37
Total assets	21,275	10,549	31,824

Note H: Derivative Instruments

We have purchased foreign currency forward contracts with our bank to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates as it relates to payroll and inventory purchases in certain foreign locations.  These contracts have been designated as effective cash flow hedges.  At March 31, 2009, we had future commitments through September 2009 to purchase $1.2 million of Canadian dollars at rates ranging from .8040 to .8072 and $600,000 of British pounds at rates ranging from 1.4435 to 1.4788.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in SFAS No. 157, and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs which, as defined in SFAS No. 157, are inputs other than quoted prices that are directly or indirectly observable for the asset or liability. We did not record any unrealized gain or losses on our derivative instruments as of March 31, 2009 as the currency spot rates were materially equivalent to the contract rates.

Note I: New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies to us prospectively for business combinations beginning in 2009, and this adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS No. 162 will materially impact the Company.

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

Autoscope systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc., or Econolite, our exclusive licensee in these regions. We sell RTMS systems to distributors and end users in North America. We also sell both Autoscope and RTMS systems to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. End users of our products throughout the world are generally funded by government agencies responsible for traffic management or traffic law enforcement.

EIS Asset Purchase. In 2007, we purchased certain assets from EIS Electronic Integrated Systems Inc., or EIS, including its principal product line, the RTMS system. In its fiscal year ended September 30, 2007, EIS had revenue of $8.7 million, substantially all of which related to RTMS sales.

Trends and Challenges in Our Business

We believe recent growth in our business can be attributed primarily to the following global trends:

•	worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure, which has increased demand for our products;

•	advances in information technology, which have made our products easier to market and implement;

•	the continuing rise in funding allocations in large cities for centralized traffic management services. which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems, or ITS, for traffic control in developed countries;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

•

our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic, security/surveillance and environmental issues.

Because our principal end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue between periods. The current worldwide recession is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to negatively affect our 2009 revenue. We believe we may be a beneficiary of the federal stimulus bill enacted early in 2009, but it is too early to determine the level or timing of impact to our operations.

Key Financial Terms and Metrics

Revenue. Revenue historically has been derived from two sources: (1) royalties received from Econolite for sales of the Autoscope system in North America, the Caribbean and Latin America and (2) revenue received from direct sales of Autoscope systems in Europe and Asia. Royalties from Econolite historically have provided the majority of our revenue. We calculate the royalties using a profit sharing model where we split the gross profit on sales of Autoscope product made through Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement. Our acquisition of the RTMS product line in 2007, which we assemble, gives us an additional source of revenue that has increased our overall revenue and lessened fluctuations in our revenue from period to period due to our ownership of more than one product line and the higher volumes it brings, notwithstanding normal seasonality.

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

Segments. We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007, and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers (see Note G).

Results of Operations

The following table sets forth, for the periods indicated, certain statements of income data as a percent of total revenue and gross margin on international sales and royalties as a percentage of international sales and royalties, respectively.

	Three-Month Period Ended March 31,		Quarter Over Quarter Change
	2009	2008
International sales	24.7%	23.1%	(12.8)%
North American sales	27.4	27.7	(19.3)
Royalties	47.9	49.2	(20.6)
Total revenue	100.0	100.0	(18.4)
Gross margin–international sales	66.7	55.1	5.5
Gross margin–North American sales	71.6	63.4	(8.9)
Gross margin–royalties	100.0	100.0	—
Selling, marketing and product support	34.0	22.7	22.3
General and administrative	20.4	15.1	10.0
Research and development	16.9	11.9	15.7
Amortization of intangibles	4.0	3.3	—
Income from operations	8.7	26.5	(73.3)
Income tax expense	3.0	9.2	(73.8)
Net income	5.4	18.0	(75.3)

Total revenue decreased to $4.8 million in the three-month period ended March 31, 2009 from $5.9 million in the same period in 2008, a decrease of 18.4%. Royalties decreased to $2.3 million in the first quarter of 2009 from $2.9 million in the same period in 2008, a decrease of 20.6%. We attribute the decrease in royalties to the economic recession in North America and its negative impact on state and federal spending. North American sales, which are sales of RTMS in North America, decreased to $1.3 million, or 27.4% of revenue, in the first quarter of 2009 from $1.6 million, or 27.7% of revenue, in the same period in 2008, also reflecting the difficult economic environment in North America. International sales, which include both Autoscope and RTMS sales outside of North America, decreased to $1.2 million in the first quarter of 2009 from $1.4 million in the first quarter of 2008, a decrease of 12.8%. The first quarter of 2008 was unusually strong for international sales.

Gross margins for international sales increased to 66.7% in the three months ended March 31, 2009 from 55.1% in the same period in 2008, and gross margins for North American sales increased to 71.6% in the first quarter of 2009 from 63.4% in the first quarter of 2008. The increases resulted mainly from a positive revenue mix shift and to a lesser extent from lower inventory reserves recorded in 2009 as compared to 2008. Gross margins on royalty income remained consistent at 100.0% in each of the first quarters of 2009 and 2008.

Selling, marketing and product support expense increased to $1.6 million, or 34.0% of total revenue, in the first three months of 2009 from $1.3 million, or 22.7% of total revenue, in the first three months of 2008. The change related mostly to an investment in market expansion activities in Eastern Europe and Asia and the realization of the impact of headcount additions made late in 2008. We anticipate that for the remainder of 2009, the dollar amount of our quarterly selling, marketing and product support expense will increase from the 2009 first quarter level.

General and administrative expense increased to $975,000, or 20.4% of total revenue, in the first quarter of 2009, up from $888,000, or 15.1% of total revenue, in the same period in 2008. The 2009 increase in costs resulted mainly from increased professional services expenses. We anticipate that for the remainder of 2009, the dollar amount of our quarterly general and administrative expense will remain at levels similar to that of the first quarter of 2009.

Research and development expense increased to $811,000, or 16.9% of total revenue, in the first quarter of 2009, up from $701,000, or 11.9% of total revenue, in the same period in 2008. The increase was directly related to our investment in video/radar hybrid solutions and tailored international offerings and the realization of the impact of headcount additions made late in 2008. We anticipate that for the remainder of 2009, the dollar amount of our quarterly research and development expense will increase from the first quarter of 2009 level.

Amortization of intangibles expense was $192,000 in the first quarter of 2009 and reflects the amortization of intangible assets acquired in the EIS asset purchase. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $768,000 for all of 2009.

Other expense was $12,000 in the first quarter of 2009 as compared to other income of $41,000 in the same period in 2008. In 2009, interest on bank debt exceeded interest income as we moved into securities that had lower yields than in 2008.

Income tax expense was $142,000, or 35.2% of pretax income, in the first quarter of 2009, compared to $541,000, or 33.9% of pretax income, in the comparable quarter of 2008. We anticipate an effective tax rate of from 30% to 35% for all of 2009.

Liquidity and Capital Resources

At March 31, 2009, we had $10.9 million in cash and cash equivalents, compared to $10.3 million in cash and cash equivalents and $4.0 million in short-term investments at December 31, 2008. Our investments held at December 31, 2008 were auction rate securities that were redeemed at par in January 2009.

Net cash provided by operating activities was $1.6 million in 2009, compared to $1.2 million in 2008. The increase in 2009 was mainly a result of decreasing receivable balances as opposed to the activity in 2008. We anticipate that average receivable collection days in 2009 will increase over 2008 but that it will not have a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2009. In addition to equipment purchases, in 2009 we paid our 2008 earn-out liability of $1.2 million to the sellers of the EIS assets. We also retired our bank debt in full in February 2009, paying a total of $3.75 million during the quarter ended March 31, 2009.

We have a revolving line of credit agreement with our bank, Associated Bank. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by the bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula, which is a percentage of the amounts of receivables. The line of credit currently has no borrowings outstanding and matures on May 1, 2011. We believe, on an ongoing basis, we have regular availability to draw a minimum of $3.0 million on our line of credit based on qualifying assets.

In conjunction with our EIS asset purchase, the sellers have an earn-out arrangement over approximately three years from the December 2007 date of purchase. The earn-out is based on earnings from RTMS sales less related cost of revenue and operating expenses, depreciation and amortization, and it is calculated annually. If the earnings are at target levels, the sellers would receive $2.0 million annually, or $6.0 million in total. Superior performance of the assets could lead to an earn-out in excess of $2 million, as the earn-out is not capped. Earn-out payments generally are due within three months of the end of an earn-out period. The first earn-out period ran from December 6, 2007 to December 31, 2008. Based on the results for RTMS for the first earn-out period, which ended December 31, 2008, the sellers of the EIS assets were entitled to receive a $1.2 million earn-out payment, which was paid in March and April 2009. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement.

We believe that cash and cash equivalents on hand at March 31, 2009, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the EIS earn-out, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies used in preparing our interim 2009 Condensed Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

New and Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies to us prospectively for business combinations beginning in 2009, and its adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not anticipate that the adoption of SFAS No. 162 will materially impact the Company.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. We have not historically hedged our exposure to translation gains and losses. Beginning in 2009, we have entered in to a limited number of hedges that we anticipate will decrease our overall translation exposure. A 10% adverse change in foreign currency rates would not have a material effect on our results of operations or financial position.

We entered into a number of currency hedging arrangements in 2009. The purpose of the hedging was to lock in what we believe to be favorable rates on certain currencies and to increase our predictability on certain expenses at our foreign subsidiaries. All hedging activity is intended to qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We believe all contracts will be utilized to provide funds to cover operating expenses.

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

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2009:

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

Image Sensing Systems, Inc.

Dated: May 13, 2009	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: May 13, 2009	By:	/s/ Gregory R.L. Smith
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