Form 10-Q
period 2009-06-30
IMAGE SENSING SYSTEMS INC
filed 2009-08-13
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, $0.01 par value per share	3,985,819 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$7,556	$10,289
Short-term investments, net (restricted in 2008)	3,967	4,000
Accounts receivable, net	4,856	6,620
Inventories	2,598	1,608
Prepaid expenses	380	376
Deferred income taxes	379	376
Total current assets	19,736	23,269

Property and equipment, net	851	728

Deferred income taxes	1,575	1,575
Goodwill and intangible assets	10,180	10,536
Total assets	$32,342	$36,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	930	251
Bank debt, current portion	—	1,000
Accrued compensation	553	1,091
Accrued warranty and other	467	793
EIS earn-out payable	—	1,164
Income taxes payable	142	283
Total current liabilities	2,092	4,582

Bank debt, long-term	—	2,750
Income taxes payable	248	246

Shareholders’ equity:
Common stock	40	40
Additional paid-in capital	11,836	11,652
Accumulated other comprehensive loss	(290)	(147)
Retained earnings	18,416	16,985
	30,002	28,530
Total liabilities and shareholders’ equity	$32,342	$36,108

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008
Revenue:
International sales	$1,159	$1,446	$2,341	$2,801
North American sales	1,738	1,923	3,050	3,548
Royalties	3,383	3,373	5,679	6,265
	6,280	6,742	11,070	12,614

Costs of revenue:
International sales	326	633	720	1,241
North American sales	585	773	958	1,367
	911	1,406	1,678	2,608
Gross profit	5,369	5,336	9,392	10,006

Operating expenses:
Selling, marketing and product support	1,921	1,660	3,551	2,993
General and administrative	803	1,015	1,778	1,903
Research and development	862	765	1,673	1,466
Amortization of intangible assets	192	192	384	384
	3,778	3,632	7,386	6,746
Income from operations	1,591	1,704	2,006	3,260

Other income, net	21	23	9	64
Income before income taxes	1,612	1,727	2,015	3,324
Income taxes	442	512	584	1,053
Net income	$1,170	$1,215	$1,431	$2,271

Net income per common share:
Basic	$0.29	$0.31	$0.36	$0.58
Diluted	$0.29	$0.30	$0.35	$0.57

Weighted average number of common shares outstanding:
Basic	3,985	3,929	3,985	3,929
Diluted	4,067	3,999	4,061	4,013

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six-Month Periods Ended June 30,
	2009	2008
Operating activities:
Net income	$1,431	$2,271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	600	573
Stock option expense	180	159
Change in operating assets and liabilities	301	(798)
Net cash provided by operating activities	2,512	2,205

Investing activities:
Net purchases of property and equipment	(340)	(188)
Payment of EIS earn-out	(1,192)	—
Net (purchases) sales of investments	33	(5,400)
Net cash used in investing activities	(1,499)	(5,588)

Financing activities:
Proceeds from exercise of stock options	4	6
Repayment of bank debt	(3,750)	(166)
Cash released from restriction	—	5,263
Net cash provided by (used in) financing activities	(3,746)	5,103

Increase (decrease) in cash and cash equivalents	(2,733)	1,720

Cash and cash equivalents, beginning of period	10,289	5,613
Cash and cash equivalents, end of period	$7,556	$7,333

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2009

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.

We evaluated our quarter ended June 30, 2009 consolidated financial statements for subsequent events through August 13, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements

Note B: Investments

Investments and marketable securities held at June 30, 2009 that do not qualify as cash equivalents have been designated as “available for sale” in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The estimated fair value of the investments held at June 30, 2009 was determined under SFAS No. 157, Fair Value Measurements, using level 1 measurements.

At December 31, 2008, we held $4.0 million (par value) of investments comprised of auction rate securities, or ARS which were designated as “trading” under SFAS No. 115. The balance of investments at December 31, 2008, consisted of the combination of the fair value of ARS as determined under SFAS No. 157 and the fair value of the settlement rights that we received from the broker/dealer under a settlement agreement reached in November 2008. The settlement rights allowed us to put the ARS to the broker/dealer at par between the dates of January 2, 2009 and January 2, 2011. In January 2009, our ARS were purchased by the broker/dealer at par.

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

          Intangible assets consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008
Developed technology (8 year life)	$3,900	$3,900
Trade names (5 year life)	1,200	1,200
Other intangibles (5 year life)	200	200
Less: Accumulated amortization	(1,203)	(819)
Total identifiable intangible assets, net	$4,097	$4,481

We have and expect to continue to recognize amortization expense for the intangible assets in the above table of $768,000 in each of our years ending December 31, 2008, 2009, 2010 and 2011 and of $749,000 in 2012. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

We monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require an interim impairment evaluation of our goodwill. We have concluded that no triggering events have occurred during the quarter ended June 30, 2009.

Note E: Net Income Per Common Share and Comprehensive Income (Loss)

The following table sets forth the computations of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,170	$1,215	$1,431	$2,271
Denominator:
Shares used in basic net income per common share calculation	3,985	3,929	3,985	3,929
Effect of diluted securities:
Employee and director stock options	82	70	76	84
Shares used in diluted net income per common share calculations	4,067	3,999	4,061	4,013
Basic net income per common share	$0.29	$0.31	$0.36	$0.58
Diluted net income per common share	$0.29	$0.30	$0.35	$0.57

Our comprehensive income for the three-month periods ended June 30, 2009 and 2008 was $1.5 million and $1.2 million, respectively, and for the six-month periods ended June 30, 2009 and 2008 was $1.3 million and $2.1 million, respectively. In each period, the main difference between net income and comprehensive income arose from foreign currency translation adjustments.

Note F: Stock-based Compensation

We recorded $184,000 and $159,000 of stock-based compensation in general and administrative expense for the six-month periods ended June 30, 2009 and 2008, respectively. Options to purchase 64,000 and 20,000 shares, at a weighted average exercise price of $8.72 and $15.00, and options to purchase 68,000 and 31,000 shares, at a weighted average exercise price of $8.62 and $15.85, were granted during the three-month and six-month periods ended June 30, 2009 and 2008, respectively. In addition, in June 2009, under a shareholder approved plan, we exchanged options to purchase 168,500 shares with exercise prices ranging from $12.37 to $17.50 on a one-for-one basis for options at an exercise price of $9.22. As of June 30, 2009, $1.0 million of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 3.3 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month and six-month periods ended June 30, 2009 and 2008, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of June 30, 2009, we had 97,500 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	59,100	2.9 years	$1.34	59,100	$1.34
2.00-2.99	16,200	2.6 years	2.35	16,200	2.35
3.00-3.99	38,933	3.3 years	3.15	38,933	3.15
7.00-7.99	10,000	2.3 years	7.30	6,000	7.50
8.00-8.99	52,000	6.2 years	8.66	—	—
9.00-9.99	180,500	5.9 years	9.21	—	—
12.00-12.99	49,000	5.7 years	12.46	19,750	12.52
15.00-15.99	36,000	2.5 years	15.31	36,000	15.31
	441,733	4.8 years	8.12	175,983	6.16

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

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended June 30, 2009 and 2008 (in thousands):

	Autoscope		RTMS		Total
	2009	2008	2009	2008	2009	2008
Revenue	$4,164	$4,337	$2,116	$2,405	$6,280	$6,742
Depreciation	81	61	31	30	112	91
Amortization of intangible assets	—	—	192	192	192	192
Income before income taxes	1,187	1,286	425	441	1,612	1,727
Capital expenditures	161	103	30	48	191	151
Total assets	$22,018	$22,022	$10,324	$11,108	$32,342	$33,130

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the six-month periods ended June 30, 2009 and 2008 (in thousands):

	Autoscope		RTMS		Total
	2009	2008	2009	2008	2009	2008
Revenue	$7,410	$8,400	$3,660	$4,214	$11,070	$12,614
Depreciation	147	133	59	56	206	189
Amortization of intangible assets	—	—	384	384	384	384
Income before income taxes	1,554	2,620	461	704	2,015	3,324
Capital expenditures	285	140	55	48	340	188
Total assets	$22,018	$22,022	$10,324	$11,108	$32,342	$33,130

Note H: Derivative Instruments

We have purchased foreign currency forward contracts with our bank to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates as it relates to payroll and inventory purchases in certain foreign locations. These contracts have been designated as effective cash flow hedges. At June 30, 2009, we had future commitments through September 2009 to purchase $600,000 of Canadian dollars at rates ranging from .8059 to ..8072 and through December 2009 to purchase $1.2 million of British pounds at rates ranging from 1.4788 to 1.6614.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in SFAS No. 157, and it is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs which, as defined in SFAS No. 157, are inputs other than quoted prices that are directly or indirectly observable for the asset or liability. We did not record any unrealized gain or losses on our derivative instruments as of June 30, 2009, as the unrealized gain was immaterial.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles (GAAP). SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 as of the required effective date and have applied its provisions. We do not believe the adoption of SFAS No. 165 will have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. After the effective date of SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will not be authoritative in their own right, but will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 as of the required effective date, September 15, 2009, and we will apply its provisions prospectively. We do not believe the adoption of SFAS No. 168 will have a material effect on our consolidated financial statements.

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

Trends and Challenges in Our Business

We believe the historical growth in our business can be attributed primarily to the following global trends:

•	worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure, which increased demand for our products;

•	advances in information technology, which have made our products easier to market and implement;

•	the continuing rise in funding allocations in large cities for centralized traffic management services, which increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our future growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems, or ITS, for traffic control in developed countries;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

•

our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic, security/surveillance and environmental issues.

Because our principal end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue between periods. The current worldwide recession is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to negatively affect our total 2009 revenue. We believe we may be a beneficiary of the federal stimulus bill enacted early in 2009, but it is too early to determine the level or timing of impact to our operations.

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

Results of Operations

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period-to-period changes of items in the consolidated statements of income from 2009 to 2008:

	Three-Month Periods Ended June 30,		Quarter Over Quarter Change
	2009	2008
International sales	18.4%	21.4%	(19.8)%
North American sales	27.7	28.5	(9.6)
Royalties	53.9	50.1	0.3
Total revenue	100.0	100.0	(6.9)
Gross profit – international sales	71.9	56.2	2.5
Gross profit – North American sales	66.3	59.8	0.3
Gross profit – royalties	100.0	100.0	0.3
Selling, marketing and product support expenses	30.6	24.6	15.7
General and administrative expenses	12.8	15.1	(20.9)
Research and development expenses	13.7	11.3	12.7
Amortization of intangible assets	3.1	2.8	n/m
Income from operations	25.3	25.3	(6.6)
Other income, net	0.3	0.3	n/m
Income taxes	7.0	7.6	(13.7)
Net income	18.6	18.0	(3.7)

	Six-Month Periods Ended June 30,		Period Over Period Change
	2009	2008
International sales	21.1%	22.2%	(16.4)%
North American sales	27.6	28.1	(14.0)
Royalties	51.3	49.7	(9.4)
Total revenue	100.0	100.0	(12.2)
Gross profit – international sales	69.2	55.7	3.9
Gross profit – North American sales	68.6	61.5	(4.1)
Gross profit – royalties	100.0	100.0	(9.4)
Selling, marketing and product support expenses	32.1	23.7	18.6
General and administrative expenses	16.1	15.1	(6.6)
Research and development expenses	15.1	11.6	14.1
Amortization of intangible assets	3.5	3.0	n/m
Income from operations	18.1	25.8	(38.5)
Other income, net	0.1	0.5	(85.9)
Income taxes	5.3	8.3	(44.5)
Net income	12.9	18.0	(37.0)

Total revenue decreased to $6.3 million in the three-month period ended June 30, 2009 from $6.7 million in the same period in 2008, a decrease of 6.9%, and to $11.1 million in the first half of 2009 from $12.6 million in the same period in 2008, a decrease of 12.2%. Royalties were $3.4 million in both the second quarter of 2009 and 2008, and they decreased to $5.7 million in the first half of 2009 from $6.3 million in the same period in 2008, a decrease of 9.4%. We attribute the decrease in royalties to the economic recession in North America and its negative impact on state and federal spending. North American sales, which are sales of RTMS in North America, decreased to $1.7 million in the second quarter of 2009 from $1.9 million in the same period in 2008, a decrease of 9.6%, and to $3.1 million in the first half of 2009 from $3.5 million in the same period in 2008, a decrease of 14.0%, also reflecting the difficult economic environment in North America. International sales, which include both Autoscope and RTMS sales outside of North America, decreased to $1.2 million in the second quarter of 2009 from $1.4 million in the second quarter of 2008, a decrease of 19.8%, and to $2.3 million in the first half of 2009 from $2.8 million in the first half of 2008, a decrease of 16.4%. The decrease was due mainly to weakness in the Asian market.

Gross margins for international sales increased to 71.9% in the three months ended June 30, 2009 from 56.2% in the same period in 2008, and to 69.2% in the first half of 2009 from 55.7% in the same period in 2008. Gross margins for North American sales increased to 66.3% in the second quarter of 2009 from 59.8% in the first quarter of 2008 and to 68.6% in the first half of 2009 from 61.5% in the first half of 2008. The increases resulted mainly from a positive revenue mix shift and to a lesser extent from positive currency exchange rates and lower inventory reserves recorded in 2009 as compared to 2008. Gross margins on royalty income remained consistent at 100.0% in each of the periods of 2009 and 2008.

Selling, marketing and product support expense increased to $1.9 million, or 30.6% of total revenue, in the three months ended June 30, 2009 from $1.7 million, or 24.6% of total revenue, in the second quarter of 2008, and to $3.6 million, or 32.1% of total revenue, in the first half of 2009 from $3.0 million, or 23.7% of total revenue, in the first half of 2008. The change related mostly to an investment in market expansion activities in Eastern Europe and Asia and the realization of the impact of headcount additions made late in 2008. We anticipate that for the remainder of 2009, the dollar amount of our quarterly selling, marketing and product support expense will remain at levels similar to or below those of the 2009 first half level.

General and administrative expense decreased to $803,000, or 12.8% of total revenue, in the three months ended June 30, 2009, from $1.0 million, or 15.1% of total revenue, in the same period in 2008, and to $1.8 million, or 16.1% of total revenue, in the first half of 2009, from $1.9 million, or 15.1% of total revenue, in the same period in 2008. The 2009 decrease in costs resulted mainly from lower incentive pay expense which was partially offset by increased professional services expenses. We anticipate that for the remainder of 2009, the dollar amount of our quarterly general and administrative expense will remain at levels similar to that of the second quarter of 2009.

Research and development expense increased to $862,000, or 13.7% of total revenue, in the first quarter of 2009, up from $765,000, or 11.3% of total revenue, in the same period in 2008, and to $1.7 million, or 15.1% of total revenue, in the first half of 2009, up from $1.5 million, or 11.6% of total revenue, in the same period in 2008. The increase was directly related to our investment in video/radar hybrid solutions and tailored international offerings, development projects to reduce manufacturing costs, and the realization of the impact of headcount additions made late in 2008. We anticipate that for the remainder of 2009, the dollar amount of our quarterly research and development expense will remain at levels similar to that of the second quarter of 2009.

Amortization of intangibles expense was $192,000 in the second quarter of 2009 and $384,000 in the first half of 2009, the same as in these periods in 2008, and reflects the amortization of intangible assets acquired in the EIS asset purchase. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $768,000 for all of 2009.

Other income was $9,000 in the first half of 2009 as compared to other income of $64,000 in the same period in 2008. In 2009, interest on bank debt offset most interest income as we moved into securities that had lower yields than in 2008.

Income tax expense was $442,000, or 27.4% of pretax income, in the second quarter of 2009, compared to $512,000, or 29.6% of pretax income, in the comparable quarter of 2008, and was $584,000, or 29.0% of pretax income, in the first half of 2009, compared to $1.1 million, or 31.7% of pretax income, in the comparable period of 2008. We anticipate an effective tax rate of approximately 30% for all of 2009.

Liquidity and Capital Resources

At June 30, 2009, we had $7.6 million in cash and cash equivalents and $4.0 million in short-term investments, compared to $10.3 million in cash and cash equivalents and $4.0 million in short-term investments at December 31, 2008. Our investments held at December 31, 2008 were auction rate securities that were redeemed at par in January 2009.

Net cash provided by operating activities was $2.5 million in the first six months of 2009, compared to $2.2 million in 2008. The increase in 2009 was mainly a result of decreased receivable balances as opposed to an increase in 2008, which more than offset lower net income. We anticipate that average receivable collection days in 2009 will increase over 2008 but that the increase will not have a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2009. In addition to equipment purchases, in 2009 we paid our 2008 earn-out liability of $1.2 million to the sellers of the EIS assets. We also retired our bank debt in full in February 2009, paying a total of $3.75 million during the quarter ended March 31, 2009.

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

EIS was named in a U.S. lawsuit in 2006 for infringement of a patent. On October 31, 2007, the court entered judgment that EIS had not infringed on the patent. The plaintiff has appealed the decision, and EIS has continued its defense as provided in the EIS asset purchase agreement. In addition, EIS must indemnify us for all expenses, claims or judgments related to this lawsuit up to the amount of the purchase price, including any earn-out payments. Management believes that the ultimate outcome of this legal action will not have a material adverse effect on our financial statements or liquidity.

We believe that cash and cash equivalents on hand at June 30, 2009, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the EIS earn-out, investing activities, and other cash requirements for the foreseeable future.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles (GAAP). SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 as of the required effective date and have applied its provisions. We do not believe the adoption of SFAS No. 165 will have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. After the effective date of SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will not be authoritative in their own right, but will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 as of the required effective date, September 15, 2009, and we will apply its provisions prospectively. We do not believe the adoption of SFAS No. 168 will have a material effect on our consolidated financial statements.

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

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. We have not historically hedged our exposure to translation gains and losses. Beginning in 2009, we have entered into a limited number of hedges that we anticipate will decrease our overall translation exposure. A 10% adverse change in foreign currency rates would not have a material effect on our results of operations or financial position.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this report, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our Annual Meeting of Shareholders on May 20, 2009 in St. Paul, Minnesota. In connection with the Annual Meeting, we filed our definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and solicited proxies. The only matters voted on at the Annual Meeting were the election of directors, approval of a stock option exchange program and the approval of Grant Thornton LLP as our independent registered public accounting firm for 2009. The votes on these matters were as follows:

1.	Election of directors:

Director	For	Withhold Authority

Kenneth R. Aubrey	3,537,892	227,934
James W. Bracke	3,674,404	91,422
Michael G. Eleftheriou	3,669,876	95,950
Panos G. Michalopoulos	3,499,744	266,082
James Murdakes	3,590,562	175,264
Sven A. Wehrwein	3,611,479	154,347

2.	Approval of a stock option exchange program:

For	Against	Abstain	Broker Non-votes

2,026,157	574,540	17,831	1,147,298

3.	Approval of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2009:

For	Against	Abstain

3,698,938	11,300	55,588

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2009:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amendment X to Office Lease Agreement dated May 12, 2009 by and between Image Sensing Systems, Inc. and Spruce Tree Centre L.L.P.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 13, 2009	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: August 13, 2009	By:	/s/ Gregory R. L. Smith
Gregory R. L. Smith
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amendment X to Office Lease Agreement dated May 12, 2009 by and between Image Sensing Systems, Inc. and Spruce Tree Centre L.L.P.