Form 10-Q
period 2009-09-30
IMAGE SENSING SYSTEMS INC
filed 2009-11-12
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common Stock, $0.01 par value per share	3,985,819 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$7,861	$10,289
Short-term investments, net (restricted in 2008)	3,940	4,000
Accounts receivable, net	6,498	6,620
Inventories	2,862	1,608
Prepaid expenses	822	376
Deferred income taxes	325	376
Total current assets	22,308	23,269

Property and equipment, net	869	728

Deferred income taxes	1,575	1,575
Goodwill and intangible assets	9,989	10,536
Total assets	$34,741	$36,108

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$833	$251
Bank debt, current portion	—	1,000
Accrued compensation	703	1,091
Accrued warranty and other	742	793
EIS earn-out payable	—	1,164
Income taxes payable	667	283
Total current liabilities	2,945	4,582

Bank debt, long-term	—	2,750
Income taxes payable	204	246

Shareholders’ equity:
Common stock	40	40
Additional paid-in capital	11,919	11,652
Accumulated other comprehensive loss	(343)	(147)
Retained earnings	19,976	16,985
	31,592	28,530
Total liabilities and shareholders’ equity	$34,741	$36,108

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Revenue:
International sales	$1,755	$1,420	$4,096	$4,221
North American sales	1,679	920	4,729	4,468
Royalties	3,389	3,742	9,068	10,007
	6,823	6,082	17,893	18,696

Costs of revenue:
International sales	578	397	1,298	1,638
North American sales	691	463	1,649	1,830
	1,269	860	2,947	3,468
Gross profit	5,554	5,222	14,946	15,228

Operating expenses:
Selling, marketing and product support	1,721	1,695	5,272	4,688
General and administrative	796	980	2,574	2,883
Research and development	868	701	2,541	2,167
Amortization of intangible assets	192	192	576	576
	3,577	3,568	10,963	10,314
Income from operations	1,977	1,654	3,983	4,914

Other income (expense), net	9	(6)	18	58
Income before income taxes	1,986	1,648	4,001	4,972
Income taxes	426	486	1,010	1,539
Net income	$1,560	$1,162	$2,991	$3,433

Net income per common share:
Basic	$0.39	$0.29	$0.75	$0.87
Diluted	$0.38	$0.29	$0.74	$0.86

Weighted average number of common shares outstanding:
Basic	3,986	3,942	3,985	3,933
Diluted	4,073	4,005	4,065	4,010

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine-Month Periods Ended September 30,
	2009	2008
Operating activities:
Net income	$2,991	$3,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	906	863
Stock option expense	266	246
Change in operating assets and liabilities	(1,217)	(1,215)
Net cash provided by operating activities	2,946	3,327

Investing activities:
Net purchases of property and equipment	(496)	(239)
Payment of EIS earn-out	(1,192)	—
Net (purchases) sales of investments	60	(5,400)
Net cash used in investing activities	(1,628)	(5,639)

Financing activities:
Proceeds from exercise of stock options	4	109
Repayment of bank debt	(3,750)	(1,000)
Cash released from restriction	—	5,263
Net cash provided by (used in) financing activities	(3,746)	4,372

Increase (decrease) in cash and cash equivalents	(2,428)	2,060

Cash and cash equivalents, beginning of period	10,289	5,613
Cash and cash equivalents, end of period	$7,861	$7,673

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2009

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.

We evaluated our quarter ended September 30, 2009 consolidated financial statements for subsequent events through November 12, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements

Note B: Investments

Investments and marketable securities held at September 30, 2009 that do not qualify as cash equivalents have been designated as “available for sale” in accordance with Accounting Standards Codification (“ASC”) 320, Investment - Debt and Equity Securities. The estimated fair value of the investments held at September 30, 2009 was determined under ASC 820, Fair Value Measurements and Disclosures, using level 1 measurements.

At December 31, 2008, we held $4.0 million (par value) of investments comprised of auction rate securities, or ARS, which were designated as “trading” under SFAS No. 115. The balance of investments at December 31, 2008, consisted of the combination of the fair value of ARS as determined under SFAS No. 157 and the fair value of the settlement rights that we received from the broker/dealer under a settlement agreement reached in November 2008. The settlement rights allowed us to put the ARS to the broker/dealer at par between the dates of January 2, 2009 and January 2, 2011. In January 2009, our ARS were purchased by the broker/dealer at par.

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

EIS was named in a U.S. lawsuit in 2006 for infringement of a patent. This lawsuit was dismissed upon appeal in August 2009 and is no longer contested by the plaintiff. We incurred no expense over the life of the lawsuit as EIS was responsible for costs of defense.

Note D: Goodwill and intangible assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd. and $5.0 million related to the EIS asset purchase, consisting of $3.8 million recorded at the purchase date and an additional $1.2 million recognized for earn-out consideration earned for 2008.

          Intangible assets consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
Developed technology (8 year life)	$3,900	$3,900
Trade names (5 year life)	1,200	1,200
Other intangibles (5 year life)	200	200
Less: Accumulated amortization	(1,395)	(819)
Total identifiable intangible assets, net	$3,905	$4,481

We expect to continue to recognize amortization expense for the intangible assets in the above table of $768,000 in each of our years ending December 31, 2009, 2010 and 2011 and of $749,000 in 2012. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

We monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require an interim impairment evaluation of our goodwill. We have concluded that no triggering events have occurred during the quarter ended September 30, 2009.

Note E: Net Income Per Common Share and Comprehensive Income (Loss)

The following table sets forth the computations of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,560	$1,162	$2,991	$3,433
Denominator:
Shares used in basic net income per common share calculation	3,986	3,942	3,985	3,933
Effect of diluted securities:
Employee and director stock options	87	63	80	77
Shares used in diluted net income per common share calculations	4,073	4,005	4,065	4,010
Basic net income per common share	$0.39	$0.29	$0.75	$0.87
Diluted net income per common share	$0.38	$0.29	$0.74	$0.86

Our comprehensive income for the three-month periods ended September 30, 2009 and 2008 was $1.5 million and $1.0 million, respectively, and for the nine-month periods ended September 30, 2009 and 2008 was $2.8 million and $3.1 million, respectively. In each period, the main difference between net income and comprehensive income arose from foreign currency translation adjustments.

Note F: Stock-based Compensation

We recorded $266,000 and $246,000 of stock-based compensation in general and administrative expense for the nine-month periods ended September 30, 2009 and 2008, respectively. Options to purchase -0- and 31,500 shares, at a weighted average exercise price of $-0- and $14.37, and options to purchase 68,000 and 62,500 shares, at a weighted average exercise price of $8.62 and $15.10, were granted during the three-month and nine-month periods ended September 30, 2009 and 2008, respectively. In addition, in June 2009, under a shareholder approved plan, we exchanged options to purchase 168,500 shares with exercise prices ranging from $12.37 to $17.50 on a one-for-one basis for options at an exercise price of $9.22. As of September 30, 2009, $868,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 3.0 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month and nine-month periods ended September 30, 2009 and 2008.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of September 30, 2009, we had 107,500 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	58,500	2.7 years	$1.34	58,500	$1.34
2.00-2.99	16,200	2.4 years	2.35	16,200	2.35
3.00-3.99	38,933	3.0 years	3.15	38,933	3.15
7.00-7.99	10,000	2.1 years	7.30	6,000	7.50
8.00-8.99	48,000	7.1 years	8.63	—	—
9.00-9.99	174,500	5.6 years	9.20	—	—
12.00-12.99	49,000	5.4 years	12.46	19,750	12.52
15.00-15.99	36,000	2.2 years	15.31	36,000	15.31
	431,133	4.6 years	8.10	175,383	6.17

Note G: Income Taxes

In the three month period ending September 30, 2009, our effective tax rate was substantially lower than other periods in 2009 and 2008 due to the recognition of $236,000 in foreign tax credits whose status was uncertain prior to the quarter.

Note H: Segment Information

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

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended September 30, 2009 and 2008 (in thousands):

	Autoscope		RTMS		Total
	2009	2008	2009	2008	2009	2008
Revenue	$4,374	$4,893	$2,449	$1,189	$6,823	$6,082
Depreciation	90	67	34	31	124	98
Amortization of intangible assets	—	—	192	192	192	192
Income (loss) before income taxes	1,512	1,952	474	(304)	1,986	1,648
Capital expenditures	72	46	84	5	156	51
Total assets	$24,786	$22,664	$9,955	$10,461	$34,741	$33,125

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Autoscope		RTMS		Total
	2009	2008	2009	2008	2009	2008
Revenue	$11,784	$13,293	$6,109	$5,403	$17,893	$18,696
Depreciation	237	200	93	87	330	287
Amortization of intangible assets	—	—	576	576	576	576
Income before income taxes	3,066	4,572	935	400	4,001	4,972
Capital expenditures	357	186	139	53	496	239
Total assets	$24,786	$22,664	$9,955	$10,461	$34,741	$33,125

Note I: Derivative Instruments

We have purchased foreign currency forward contracts with our bank to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates as it relates to payroll and inventory purchases in certain foreign locations. These contracts have been designated as effective cash flow hedges. At September 30, 2009, we had future commitments through December 2009 to purchase $600,000 of British pounds at rates approximating 1.66.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in ASC 820, and it is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs which, as defined in ASC 820, are inputs other than quoted prices that are directly or indirectly observable for the asset or liability. We did not record any unrealized gain or losses on our derivative instruments as of September 30, 2009, as the unrealized loss was immaterial.

Note J: New Accounting Pronouncements

Effective September 15, 2009, we adopted ASC 105-10 making the Financial Accounting Standards Board (“FASB”) ASC the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the ASC is non-authoritative. The Codification did not have a significant impact on our consolidated financial statements or disclosures.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 will change the accounting treatment for certain specific items. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies to us prospectively for business combinations beginning in 2009, and this adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued ASC 810, Consolidation. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into GAAP. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009. We adopted ASC 855 as of the required effective date and have applied its provisions. The adoption of ASC 855 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB amended ASC 810, Consolidation, to improve how enterprises disclose their involvement with variable interest entities (VIE), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things ASC 810 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. ASC 810 requires an entity to provide significantly more disclosures about its involvement with a VIE. Companies must comprehensively review involvements with potential VIEs, including those previously considered to be qualifying special-purpose entities, to determine the effect on its consolidated financial statements and related disclosures. It is effective prospectively for interim or annual reporting periods beginning after December 15, 2009. We do not believe that the adoption of this portion of ASC 810 will have a significant effect on our consolidated financial statements.

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

Segments. We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007, and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers (see Note H).

Results of Operations

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period-to-period changes of items in the consolidated statements of income from 2009 to 2008:

	Three-Month Periods Ended September 30,		Quarter Over Quarter Change
	2009	2008
International sales	25.7%	23.3%	23.6%
North American sales	24.6	15.1	82.5
Royalties	49.7	61.6	(9.4)
Total revenue	100.0	100.0	12.2
Gross profit – international sales	67.1	72.0	15.1
Gross profit – North American sales	58.8	49.7	116.2
Gross profit – royalties	100.0	100.0	(9.4)
Selling, marketing and product support expenses	25.2	27.9	1.5
General and administrative expenses	11.7	16.1	(18.8)
Research and development expenses	12.7	11.5	23.8
Amortization of intangible assets	2.8	3.2	n/m
Income from operations	29.0	27.2	19.5
Other income (expense), net	0.1	(0.1)	n/m
Income taxes	6.2	8.0	(12.3)
Net income	22.9	19.1	34.3

	Nine-Month Periods Ended September 30,		Period Over Period Change
	2009	2008
International sales	22.9%	22.6%	(3.0)%
North American sales	26.4	23.9	5.8
Royalties	50.7	53.5	(9.4)
Total revenue	100.0	100.0	(4.3)
Gross profit – international sales	68.3	61.2	8.3
Gross profit – North American sales	65.1	59.0	16.8
Gross profit – royalties	100.0	100.0	(9.4)
Selling, marketing and product support expenses	29.5	25.1	12.5
General and administrative expenses	14.4	15.4	(10.7)
Research and development expenses	14.2	11.6	17.3
Amortization of intangible assets	3.2	3.1	n/m
Income from operations	22.3	26.3	(18.9)
Other income, net	0.1	0.3	(69.0)
Income taxes	5.6	8.2	(34.4)
Net income	16.7	18.4	(12.9)

Total revenue increased to $6.8 million in the three-month period ended September 30, 2009 from $6.1 million in the same period in 2008, an increase of 12.2%, and decreased to $17.9 million in the first nine months of 2009 from $18.7 million in the same period in 2008, a decrease of 4.3%. Royalties decreased to $3.4 million in the third quarter of 2009 from $3.7 million in same period in 2008, a 9.4% decrease, and they decreased to $9.1 million in the first nine months of 2009 from $10.0 million in the same period in 2008, also a decrease of 9.4%. We attribute the decrease in royalties to the economic recession in North America and its negative impact on state and federal spending. North American sales, which are sales of RTMS in North America, increased to $1.7 million in the third quarter of 2009 from $920,000 in the same period in 2008, an increase of 82.5%, and to $4.7 million in the first nine months of 2009 from $4.5 million in the same period in 2008, an increase of 5.8%, also reflecting the difficult economic environment in North America which was first evident for RTMS in the 2008 third quarter. International sales, which include both Autoscope and RTMS sales outside of North America, increased to $1.8 million in the third quarter of 2009 from $1.4 million in the third quarter of 2008, an increase of 23.6%, and decreased to $4.1 million in the first nine months of 2009 from $4.2 million in the first nine months of 2008, a decrease of 3.0%. The nine month decrease was due mainly to weakness in the Asian market in the first half of 2009.

Gross margins for international sales decreased to 67.1% in the three months ended September 30, 2009 from 72.0% in the same period in 2008, and increased to 68.3% in the first nine months of 2009 from 61.2% in the same period in 2008. Gross margins for North American sales increased to 58.8% in the third quarter of 2009 from 49.7% in the third quarter of 2008 and to 65.1% in the first nine months of 2009 from 59.0% in the first nine months of 2008. The increases resulted mainly from a positive revenue mix shift and to a lesser extent from positive currency exchange rates and fewer lower of cost or market inventory adjustments recorded in 2009 as compared to 2008. Gross margins on royalty income remained consistent at 100.0% in each of the periods of 2009 and 2008.

Selling, marketing and product support expense were $1.7 million, or 25.2% of total revenue, in the three months ended September 30, 2009 and were $1.7 million, or 27.9% of total revenue, in the third quarter of 2008, and increased to $5.3 million, or 29.5% of total revenue, in the first nine months of 2009 from $4.6 million, or 25.1% of total revenue, in the first nine months of 2008. The nine-month increase related mostly to an investment in market expansion activities in Eastern Europe and Asia and the realization of the impact of headcount additions made late in 2008. We anticipate that for the fourth quarter of 2009, the dollar amount of our selling, marketing and product support expense will remain at levels similar to or below those of the 2009 third quarter.

General and administrative expense decreased to $796,000, or 11.7% of total revenue, in the three months ended September 30, 2009, from $980,000, or 16.1% of total revenue, in the same period in 2008, and to $2.6 million, or 14.4% of total revenue, in the first nine months of 2009, from $2.9 million, or 15.4% of total revenue, in the same period in 2008. The 2009 decrease in costs resulted mainly from lower incentive pay expense and foreign currency transaction gains which were partially offset by increased professional services expenses. Additionally, in 2008 we expensed $221,000 related to our withdrawn stock offering. We anticipate that for the fourth quarter of 2009, the dollar amount of our general and administrative expense will be slightly higher than those of the 2009 third quarter.

Research and development expense increased to $868,000, or 12.7% of total revenue, in the third quarter of 2009, up from $701,000, or 11.5% of total revenue, in the same period in 2008, and to $2.5 million, or 14.2% of total revenue, in the first nine months of 2009, up from $2.2 million, or 11.6% of total revenue, in the same period in 2008. The increase was directly related to our investment in video/radar hybrid solutions and tailored international offerings, development projects to reduce manufacturing costs, and the realization of the impact of headcount additions made late in 2008. We anticipate that for the fourth quarter of 2009, the dollar amount of our research and development expense will remain at levels similar to that of the third quarter of 2009.

Amortization of intangibles expense was $192,000 in the third quarter of 2009 and $576,000 in the first nine months of 2009, the same as in these periods in 2008, and reflects the amortization of intangible assets acquired in the EIS asset purchase. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $768,000 for all of 2009.

Other income was $18,000 in the first nine months of 2009 as compared to other income of $58,000 in the same period in 2008. In 2009, interest on bank debt offset most interest income as we moved into securities that had lower yields than in 2008.

Income tax expense was $426,000, or 21.5% of pretax income, in the third quarter of 2009, compared to $486,000, or 29.5% of pretax income, in the comparable quarter of 2008, and was $1.0 million, or 25.2% of pretax income, in the first nine months of 2009, compared to $1.5 million, or 31.0% of pretax income, in the comparable period of 2008. The 2009 effective rate was positively impacted by the realization of $236,000 in foreign tax credits whose status was uncertain prior to the third quarter of 2009. We anticipate an effective tax rate below 30% for all of 2009.

Liquidity and Capital Resources

At September 30, 2009, we had $7.9 million in cash and cash equivalents and $3.9 million in short-term investments, compared to $10.3 million in cash and cash equivalents and $4.0 million in short-term investments at December 31, 2008. Our investments held at December 31, 2008 were auction rate securities that were redeemed at par in January 2009.

Net cash provided by operating activities was $2.9 million in the first nine months of 2009, compared to $3.3 million in 2008. The decrease in 2009 versus 2008 was mainly a result of lower net income. We anticipate that average receivable collection days in 2009 will increase over 2008 but that the increase will not have a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to significantly exceed historical levels in 2009. In addition to equipment purchases, in 2009 we paid our 2008 earn-out liability of $1.2 million to the sellers of the EIS assets. We also retired our bank debt in full in February 2009, paying a total of $3.75 million during the quarter ended March 31, 2009.

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

In conjunction with our EIS asset purchase, the sellers have an earn-out arrangement over approximately three years from the December 2007 date of purchase. The earn-out is based on earnings from RTMS sales less related cost of revenue and operating expenses, depreciation and amortization, and it is calculated annually. If the earnings are at target levels, the sellers would receive $2.0 million annually, or $6.0 million in total. Superior performance of the assets could lead to an earn-out in excess of $2 million, as the earn-out is not capped. Earn-out payments generally are due within three months of the end of an earn-out period. The first earn-out period ran from December 6, 2007 to December 31, 2008. Based on the results for RTMS for the first earn-out period, which ended December 31, 2008, the sellers of the EIS assets were entitled to receive a $1.2 million earn-out payment, which was paid in March and April 2009. Based on results through September 30, 2009, it appears likely that the sellers will be entitled to an earn-out for the second earn-out period, which runs from January 1, 2009 to December 31, 2009, although this contingency will not be determinable and payable until December 31, 2009. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement.

EIS was named in a U.S. lawsuit in 2006 for infringement of a patent. This lawsuit was dismissed upon appeal in August 2009 and is no longer contested by the plaintiff. We incurred no expense over the life of the lawsuit as EIS was responsible for costs of defense.

We believe that cash and cash equivalents on hand at September 30, 2009, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the EIS earn-out, investing activities, and other cash requirements for the foreseeable future.

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

New and Recently Adopted Accounting Pronouncements

Effective September 15, 2009, we adopted Accounting Standards Codification (“ASC”) 105-10 making the Financial Accounting Standards Board (“FASB”) ASC the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the ASC is non-authoritative. The Codification did not have a significant impact on our consolidated financial statements or disclosures.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 will change the accounting treatment for certain specific items. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies to us prospectively for business combinations beginning in 2009, and this adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued ASC 810, Consolidation. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of ASC 810 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into GAAP. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009. We adopted ASC 855 as of the required effective date and have applied its provisions. The adoption of ASC 855 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB amended ASC 810, Consolidation, to improve how enterprises disclose their involvement with variable interest entities (VIE), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things ASC 810 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. ASC 810 requires an entity to provide significantly more disclosures about its involvement with a VIE. Companies must comprehensively review involvements with potential VIEs, including those previously considered to be qualifying special-purpose entities, to determine the effect on its consolidated financial statements and related disclosures. It is effective prospectively for interim or annual reporting periods beginning after December 15, 2009. We do not believe that the adoption of this portion of ASC 810 will have a significant effect on our consolidated financial statements.

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

We entered into a number of currency hedging arrangements in 2009. The purpose of the hedging was to lock in what we believe to be favorable rates on certain currencies and to increase our predictability on certain expenses at our foreign subsidiaries. All hedging activity is intended to qualify for hedge accounting under ASC 815, Derivatives and Hedging. We believe all contracts will be utilized to provide funds to cover operating expenses.

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

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2009:

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

Image Sensing Systems, Inc.

Dated: November 12, 2009	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: November 12, 2009	By:	/s/ Gregory R. L. Smith
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