Form 10-Q
period 2010-03-31
IMAGE SENSING SYSTEMS INC
filed 2010-05-11
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common Stock, $0.01 par value per share	4,792,819 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$12,575	$14,084
Investments	3,911	3,935
Accounts receivable, net	4,986	5,660
Inventories	2,979	2,734
Prepaid expenses	631	588
Deferred income taxes	328	328
Total current assets	25,410	27,329

Property and equipment, net	1,013	998

Deferred income taxes	1,485	1,485
Goodwill and intangible assets	11,146	11,338
Total assets	$39,054	$41,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$403	$953
Bank debt	3,900	4,000
Accrued compensation	575	858
Accrued warranty and other	721	643
EIS earn-out payable	—	1,541
Income taxes payable	54	234
Total current liabilities	5,653	8,229

Income taxes payable	186	208

Shareholders’ equity:
Common stock	40	40
Additional paid-in capital	12,135	11,994
Accumulated other comprehensive loss	(212)	(171)
Retained earnings	21,252	20,850
	33,215	32,713
Total liabilities and shareholders’ equity	$39,054	$41,150

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2010	2009
Revenue:
International sales	$1,115	$1,182
North American sales	1,697	1,312
Royalties	2,591	2,296
	5,403	4,790

Costs of revenue:
International sales	388	394
North American sales	544	373
	932	767
Gross profit	4,471	4,023

Operating expenses:
Selling, marketing and product support	1,856	1,630
General and administrative	1,038	975
Research and development	777	811
Amortization of intangible assets	192	192
	3,863	3,608
Income from operations	608	415

Other expense, net	(36)	(12)
Income before income taxes	572	403
Income taxes	170	142
Net income	$402	$261

Net income per common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.06

Weighted average number of common shares outstanding:
Basic	3,989	3,985
Diluted	4,089	4,055

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three-Month Periods Ended March 31,
	2010	2009
Operating activities:
Net income	$402	$261
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	312	286
Stock option expense	80	93
Change in operating assets and liabilities	(612)	1,002
Net cash provided by operating activities	182	1,642

Investing activities:
Net purchases of property and equipment	(135)	(149)
Payment of EIS earn-out	(1,541)	(1,162)
Net sales of investments	24	4,000
Net cash provided by (used in) investing activities	(1,652)	2,689

Financing activities:
Repayment of bank debt	(100)	(3,750)
Proceeds from exercise of stock options	61	—
Net cash used in financing activities	(39)	(3,750)

Increase (decrease) in cash and cash equivalents	(1,509)	581

Cash and cash equivalents, beginning of period	14,084	10,289
Cash and cash equivalents, end of period	$12,575	$10,870

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note B: Acquisition

In 2007, we purchased certain assets of EIS Electronic Integrated Systems, Inc. (EIS), including its RTMS radar product line. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the EIS assets purchased for approximately the three years after the December 2007 purchase date. Earn-outs will be calculated and paid annually. Based on target achievement, the sellers would receive $2.0 million annually or a total of $6.0 million. Earn-out payments related to the EIS asset purchase are recorded as additional goodwill when earned. In 2009 and 2008, the sellers earned an earn-out of approximately $1.5 million and $1.2 million, respectively which were paid in March of the subsequent year.

Note C: Goodwill and Intangible Assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd. and $6.6 million related to the EIS asset purchase, consisting of $3.8 million recorded at the purchase date and an additional $2.7 million recognized for earn-out consideration earned in 2009 and 2008.

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Developed technology (8 year life)	$3,900	$3,900
Trade names (5 year life)	1,200	1,200
Other intangibles (5 year life)	200	200
Less: Accumulated amortization	(1,778)	(1,586)
Total identifiable intangible assets, net	$3,522	$3,714

We have and expect to continue to recognize amortization expense for the intangible assets in the above table of $768,000 in each of our years ending December 31, 2009, 2010 and 2011, $749,000 in 2012 and $488,000 in 2013. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

We monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require an interim impairment evaluation of our goodwill. We have concluded that no triggering events have occurred during the quarter ended March 31, 2010.

Note D: Net Income Per Common Share and Comprehensive Income (Loss)

The following table sets forth the computations of basic and diluted net income per common share for the three-month periods ended March 31, 2010 and 2009 (in thousands, except per share data):

	2010	2009
Numerator:
Net income	$402	$261
Denominator:
Shares used in basic net income per common share calculation	3,989	3,985
Effect of diluted securities:
Employee and director stock options	100	70
Shares used in diluted net income per common share calculations	4,089	4,055
Basic net income per common share	$0.10	$0.07
Diluted net income per common share	$0.10	$0.06

Our comprehensive income (loss) for the three-month periods ended March 31, 2010 and 2009 was $361,000 and $(174,000), respectively. In each period, the main difference between net income and comprehensive income (loss) arose from foreign currency translation adjustments.

Note E: Stock-based Compensation

We recorded $80,000 and $93,000 of stock-based compensation in general and administrative expense for the three-month periods ended March 31, 2010 and 2009, respectively. Options to purchase 40,000 shares, at a weighted average exercise price of $12.75, and options to purchase 4,000 shares, at a weighted average exercise price of $7.00, were granted during the three-month periods ended March 31, 2010 and 2009, respectively. As of March 31, 2010, $897,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.8 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month periods ended March 31, 2010 and 2009, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of March 31, 2010, we had 75,500 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	57,000	2.2 years	$1.35	57,000	$1.35
2.00-2.99	16,200	1.9 years	2.35	16,200	2.35
3.00-3.99	38,933	2.5 years	3.15	38,933	3.15
7.00-7.99	4,000	5.1 years	7.00	1,000	7.00
8.00-8.99	48,000	6.6 years	8.63	7,500	8.89
9.00-9.99	173,000	5.1 years	9.20	39,625	9.22
12.00-12.99	89,000	5.4 years	12.59	33,500	12.50
15.00-15.99	28,000	1.8 years	15.30	28,000	15.30
	454,133	4.4 years	8.41	221,758	6.87

Note F: Segment Information

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

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month period ended March 31, 2010 (in thousands):

	Autoscope	RTMS	Total
Revenue	$3,009	$2,394	$5,403
Depreciation	69	51	120
Amortization of intangible assets	—	192	192
Income (loss) before income taxes	(52)	624	572
Capital expenditures	95	40	135
Total assets	27,874	11,180	39,054

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

Note G: Derivative Instruments

We have purchased foreign currency forward contracts with our bank to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates as it relates to payroll and inventory purchases in certain foreign locations. These contracts have been designated as effective cash flow hedges. At March 31, 2010, we had future commitments through May 2010 to purchase $486,000 of British pounds at rates of approximately 1.62.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability. We did not record any unrealized gain or losses on our derivative instruments as of March 31, 2010 as the currency spot rates were materially equivalent to the contract rates.

Note H: New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 810, Consolidation, to improve how enterprises disclose their involvement with variable interest entities (VIE), which are special-purpose entities, and other entities whose equity at risk is insufficient or lacks certain characteristics. Among other things, ASC 810 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. ASC 810 requires an entity to provide significantly more disclosures about its involvement with a VIE. Companies must comprehensively review involvements with potential VIEs, including those previously considered to be qualifying special-purpose entities, to determine the effect on their consolidated financial statements and related disclosures. ASC 810 is effective prospectively for interim or annual reporting periods beginning after December 15, 2009. We do not believe that the adoption of this portion of ASC 810 will have a significant effect on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in ASC 820, Fair Value Measurements and Disclosures. We adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6, and will become effective on January 1, 2011. Adoption of this pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statements disclosures.

Note I: Subsequent Event

In April 2010, we sold 798,000 shares of our common stock to investors at $12.25 per share under a registration statement on Form S-3 declared effective by the Securities and Exchange Commission in December 2009. Net of underwriting fees and other offering expenses, we estimate we will net $8.9 million in cash from the stock sale.

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

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month period ended March 31, 2010 (in thousands):

	Autoscope	RTMS	Total
Revenue	$3,009	$2,394	$5,403
Depreciation	69	51	120
Amortization of intangible assets	—	192	192
Income (loss) before income taxes	(52)	624	572
Capital expenditures	95	40	135
Total assets	27,874	11,180	39,054

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

Results of Operations

The following table sets forth, for the periods indicated, certain statements of income data as a percent of total revenue and gross margin on international sales, North American sales and royalties as a percentage of international sales, North American sales and royalties, respectively.

	Three-Month Period Ended March 31,		Quarter Over Quarter Change
	2010	2009
International sales	20.6%	24.7%	(5.7)%
North American sales	31.4	27.4	29.3
Royalties	48.0	47.9	12.8
Total revenue	100.0	100.0	12.8
Gross margin–international sales	65.2	66.7	(7.7)
Gross margin–North American sales	67.9	71.6	22.8
Gross margin–royalties	100.0	100.0	—
Selling, marketing and product support	34.4	34.0	13.9
General and administrative	19.2	20.4	6.5
Research and development	14.4	16.9	(4.2)
Amortization of intangibles	3.6	4.0	—
Income from operations	11.3	8.7	46.5
Income tax expense	3.1	3.0	19.7
Net income	7.4	5.4	54.0

Total revenue increased to $5.4 million in the three-month period ended March 31, 2010 from $4.8 million in the same period in 2009, an increase of 12.8%. Royalties increased to $2.6 million in the first quarter of 2010 from $2.3 million in the same period in 2009, an increase of 12.8%. We attribute the increase in royalties to the easing of the economic recession in North America which severely impacted 2009. North American sales, which are sales of RTMS in North America, increased to $1.7 million, or 31.4% of revenue, in the first quarter of 2010 from $1.3 million, or 27.4% of revenue, in the same period in 2009, an increase of 29.3%, also reflecting the improved economic environment in North America. International sales, which include both Autoscope and RTMS sales outside of North America, decreased to $1.1 million in the first quarter of 2010 from $1.2 million in the first quarter of 2009, a decrease of 5.7%. Revenue for the Autoscope segment decreased to $3.0 million in 2010 from $3.2 million in 2009, a decrease of 7.3%. The decrease reflects the variable nature of our international business, especially in our seasonally slowest quarter. Revenue for the RTMS segment increased to $2.4 million in 2010 from $1.5 million in 2009, an increase of 55.1%. The increase resulted mainly as a result of improved sales in North America and Asia.

Gross margins for international sales decreased to 65.2% in the three months ended March 31, 2010 from 66.7% in the same period in 2009, and gross margins for North American sales decreased to 67.9% in the first quarter of 2010 from 71.6% in the first quarter of 2009. The decreases resulted mainly from a negative revenue mix shift. Gross margins on royalty income remained consistent at 100.0% in each of the first quarters of 2010 and 2009.

Selling, marketing and product support expense increased to $1.9 million, or 34.4% of total revenue, in the first three months of 2010 from $1.6 million, or 34.0% of total revenue, in the first three months of 2009. The change related mostly to an investment in market expansion activities in Europe and Asia and increased product support expenses. We anticipate that for the remainder of 2010, the dollar amount of our quarterly selling, marketing and product support expense will increase from the 2010 first quarter level.

General and administrative expense increased slightly to $1.0 million, or 19.2% of total revenue, in the first quarter of 2010, up from $975,000, or 20.4% of total revenue, in the same period in 2009. We anticipate that for the remainder of 2010, the dollar amount of our quarterly general and administrative expense will remain at levels similar to or slightly higher than that of the first quarter of 2010.

Research and development expense decreased slightly to $777,000, or 14.4% of total revenue, in the first quarter of 2010, down from $811,000, or 16.9% of total revenue, in the same period in 2009. We anticipate that for the remainder of 2010, the dollar amount of our quarterly research and development expense will increase from the first quarter of 2010 level.

Amortization of intangibles expense was $192,000 in the first quarter of 2010 and reflects the amortization of intangible assets acquired in the EIS asset purchase. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $768,000 for all of 2010.

Other expense was $36,000 in the first quarter of 2010 as compared to $12,000 in the same period in 2009. In 2009, bank debt was outstanding for only a portion of the first quarter.

Income before income taxes for the Autoscope segment decreased to a loss of $52,000 in 2010 from income of $367,000 in 2009. The decrease was mainly due to lower revenues and increased market expansion activities in international markets in the segment. Income before income taxes for the RTMS segment increased to $624,000 in 2010 from $36,000 in 2009. The increase was mainly due to higher revenues in the segment.

Income tax expense was $170,000, or 29.7% of pretax income, in the first quarter of 2010, compared to $142,000, or 35.2% of pretax income, in the comparable quarter of 2009. We anticipate an effective tax rate of below 30% for all of 2010.

Liquidity and Capital Resources

At March 31, 2010, we had $12.6 million in cash and cash equivalents and $3.9 million in short-term investments, compared to $14.1 million in cash and cash equivalents and $3.9 million in short-term investments at December 31, 2009. Subsequent to March 31, 2010, we raised approximately $8.9 million through a registered offering of our common stock. The offering closed in April 2010.

Net cash provided by operating activities in the three-month period ended March 31, 2010 was $182,000, compared to $1.6 million in the same period of 2009. The decrease in 2010 was due to a combination of a lower change in receivables in the 2010 quarter as compared to 2009 and a greater change in payables and accruals in the 2010 quarter as compared to 2009. We anticipate that average receivable collection days in 2010 will be similar to 2009 and will not have a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2010. In addition to equipment purchases, in 2010 we paid our 2009 earn-out liability of $1.5 million to the sellers of the EIS assets.

In December 2009, we entered into a term loan agreement for $4.0 million with Associated Bank, National Association, or Associated Bank. The interest rate for the term loan is based on a formula of LIBOR plus 3.75% (current rate is 4.0%). The term loan had $3.9 million outstanding at March 31, 2010 and contains a call provision that would require us to repay the note in full in August 2010 if we do not meet certain covenants. The call provision originally triggered in May 2010 but was extended by Associated Bank in April 2010. We previously had a separate $4.0 million term note with Associated Bank that originated in May 2008 and was fully repaid in February 2009.

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

In conjunction with our EIS asset purchase, the sellers have an earn-out arrangement over approximately three years from the December 2007 date of purchase. The earn-out is based on earnings before taxes from RTMS sales less related cost of revenue and operating expenses, excluding depreciation, amortization and interest expenses, and it is calculated annually. If the earnings are at target levels, the sellers would receive $2.0 million annually, or $6.0 million in total. Superior performance of the assets could lead to an earn-out in excess of $2 million, as the earn-out is not capped. Earn-out payments generally are due within three months of the end of an earn-out period. For the first earn-out period, the sellers of the EIS assets received a $1.2 million earn-out payment. For the second earn-out period, which was fiscal 2009, the sellers were entitled to a $1.5 million earn-out, which was paid in March 2010. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement.

We believe that cash and cash equivalents on hand at March 31, 2010, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the EIS earn-out, investing activities, and other cash requirements for the foreseeable future. The net proceeds from our April 2010 common stock sale are intended for general corporate use, including acquiring or investing in businesses, products or technologies. We currently have no commitments or agreements related to any such a transaction.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies used in preparing our interim 2010 Condensed Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

New and Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”)810, Consolidation, to improve how enterprises disclose their involvement with variable interest entities (VIE), which are special-purpose entities, and other entities whose equity at risk is insufficient or lacks certain characteristics. Among other things, ASC 810 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. ASC 810 requires an entity to provide significantly more disclosures about its involvement with a VIE. Companies must comprehensively review involvements with potential VIEs, including those previously considered to be qualifying special-purpose entities, to determine the effect on their consolidated financial statements and related disclosures. ASC 810 is effective prospectively for interim or annual reporting periods beginning after December 15, 2009. We do not believe that the adoption of this portion of ASC 810 will have a significant effect on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in ASC 820, Fair Value Measurements and Disclosures. We adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6, and will become effective on January 1, 2011. Adoption of this pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statements disclosures.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	historical dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

•	continuing ability of our licensee to pay royalties owed;

•	dependence on third parties for manufacturing and marketing our products;

•	dependence on single-source suppliers to meet manufacturing needs;

•	failure to secure adequate protection for our intellectual property rights;

•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;

•	our inability to develop new applications and product enhancements;

•	our inability to respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage a growth in revenue and/or production requirements;

•	the influence over our voting stock by affiliates;

•	our inability to hire and retain key scientific and technical personnel;

•	our inability to achieve and maintain effective internal controls;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2010:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 11, 2010	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: May 11, 2010	By:	/s/ Gregory R. L. Smith
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