Form 10-Q
period 2010-06-30
IMAGE SENSING SYSTEMS INC
filed 2010-08-09
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common Stock, $0.01 par value per share	4,861,319 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$13,661	$14,084
Investments	3,421	3,935
Accounts receivable, net	6,633	5,660
Inventories	3,352	2,734
Prepaid expenses	1,095	588
Deferred income taxes	328	328
Total current assets	28,490	27,329

Property and equipment, net	1,172	998

Deferred income taxes	1,485	1,485
Goodwill and intangible assets	20,978	11,338
Total assets	$52,125	$41,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,224	$953
Current portion of bank debt	2,315	4,000
Accrued compensation	747	858
Accrued warranty and other	1,285	643
Earn-out payable	1,010	1,541
Income taxes payable	106	234
Total current liabilities	6,687	8,229

Income taxes payable	186	208
Long-term portion of bank debt	2,280	—

Shareholders’ equity:
Common stock	49	40
Additional paid-in capital	21,774	11,994
Accumulated other comprehensive loss	(470)	(171)
Retained earnings	21,619	20,850
	42,972	32,713
Total liabilities and shareholders’ equity	$52,125	$41,150

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Revenue:
International sales	$1,894	$1,159	$3,009	$2,341
North American sales	1,503	1,738	3,200	3,050
Royalties	3,187	3,383	5,778	5,679
	6,584	6,280	11,987	11,070

Costs of revenue:
International sales	741	326	1,129	720
North American sales	769	585	1,313	958
	1,510	911	2,442	1,678
Gross profit	5,074	5,369	9,545	9,392

Operating expenses:
Selling, marketing and product support	2,146	1,921	4,002	3,551
General and administrative	938	803	1,976	1,778
Research and development	834	862	1,611	1,673
Acquisition related expenses	527	—	527	—
Amortization of intangible assets	216	192	408	384
	4,661	3,778	8,524	7,386
Income from operations	413	1,591	1,021	2,006

Other income (expense), net	(36)	21	(72)	9
Income before income taxes	377	1,612	949	2,015
Income taxes	10	442	180	584
Net income	$367	$1,170	$769	$1,431

Net income per common share:
Basic	$0.08	$0.29	$0.18	$0.36
Diluted	$0.08	$0.29	$0.17	$0.35

Weighted average number of common shares outstanding:
Basic	4,676	3,985	4,333	3,985
Diluted	4,751	4,067	4,420	4,061

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six-Month Periods Ended June 30,

	2010	2009

Operating activities:
Net income	$769	$1,431
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	653	600
Stock option expense	164	180
Change in operating assets and liabilities, net of acquisition	(1,155)	301
Net cash provided by operating activities	431	2,512

Investing activities:
Net purchases of property and equipment	(209)	(340)
Purchase of CitySync	(7,871)	—
Repayment of CitySync seller loans	(445)	—
Payment of EIS earn-out	(1,541)	(1,192)
Net sales of investments	514	33
Net cash used in investing activities	(9,552)	(1,499)

Financing activities:
Proceeds from exercise of stock options	80	4
Repayment of bank debt	(200)	(3,750)
Net proceeds from common stock offering	8,818	—
Net cash provided by (used in) financing activities	8,698	(3,746)

Decrease in cash and cash equivalents	(423)	(2,733)

Cash and cash equivalents, beginning of period	14,084	10,289
Cash and cash equivalents, end of period	$13,661	$7,556

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2010

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note B: Acquisitions

On June 21, 2010, we purchased all of the outstanding equity of CitySync Limited, a privately-held developer and marketer of automatic number plate recognition products. We believe the CitySync acquisition expands our addressable market, strengthens our selling presence in Europe and extends the opportunities for hybrid product developments. The purchase price was $7.9 million in cash plus 57,000 shares of our common stock, valued using the closing price on the day before the acquisition, totaling approximately $727,000. In conjunction with the purchase, we repaid seller loans, including accrued interest, of $601,000. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the business for the next 18 months. Earn-outs will be calculated as of each calendar year end and paid within 90 days thereof. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers, and superior performance could lead to a total earn-out of $2 million or higher as the earn-out is not capped. We have determined the fair value of the earn-out to be $1.0 million and have recorded a liability and additional purchase price in that amount as of June 30, 2010. We determined the fair value by assigning probabilities to achieving each of the tiers in each of the periods and then discounted the total to its net present value. Following the acquisition, CitySync became a wholly-owned subsidiary of ISS/Europe.

The purchase price was allocated on the basis of estimated fair value at the date of the purchase. The purchase price allocation, which is preliminary pending further study of the fair values assigned, is as follows (in thousands):

Purchase price:
Cash	$7,871
Fair value of common stock	727
Estimated fair value of earn-out	1,010
Total purchase price	9,608

Allocation:
Net tangible current assets	(1,769)
Property and equipment	(242)
Liabilities	2,450
Developed technology	(3,300)
Trade names	(1,900)
Other intangibles	(1,500)
Goodwill	$3,347

In conjunction with the acquisition, all of the shares of common stock issued in connection with the transaction were placed in escrow to secure potential indemnification obligations. Any shares remaining in escrow on December 31, 2012 will be released to the sellers.

The results of CitySync operations, including $309,000 of revenue, are included in the accompanying financial statements since the date of the acquisition. The following pro forma summary presents the results of operations as if the acquisition had occurred on January 1, 2009. The table below includes our results for the periods as shown and for CitySync based on a January fiscal year.

The pro forma results are not necessarily indicative of the results that would have been achieved had the CitySync acquisition taken place on that date (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009

Total revenue	$7,543	$7,912	$14,394	$13,668

Net income	35	669	297	147

Net income per share:
Basic	$0.01	$0.17	$0.07	$0.04
Diluted	$0.01	$0.16	$0.07	$0.04

In 2007, we purchased certain assets of EIS Electronic Integrated Systems, Inc. (EIS), including its RTMS radar product line. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the EIS assets purchased for approximately three years after the December 2007 purchase date. Earn-outs are calculated and paid annually. Based on target achievement, the sellers would receive $2.0 million annually or a total of $6.0 million. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement. Earn-out payments related to the EIS asset purchase are recorded as additional goodwill when earned. In 2009 and 2008, the sellers earned an earn-out of approximately $1.5 million and $1.2 million, respectively which were paid in March of the subsequent year.

Note C: Goodwill and Intangible Assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd.; $6.6 million related to the EIS asset purchase, consisting of $3.8 million recorded at the purchase date and an additional $2.7 million recognized for earn-out consideration earned in 2009 and 2008; and $3.3 million related to our acquisition of CitySync.

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2010	December 31, 2009
Developed technology (8 year life)	$7,200	$3,900
Trade names (5 to 9 year life)	3,100	1,200
Other intangibles (3 to 8 year life)	1,700	200
Less: Accumulated amortization	(1,994)	(1,586)
Total identifiable intangible assets, net	$10,006	$3,714

We expect to recognize amortization expense for the intangible assets in the above table in each of our years ending December 31, of $1.2 million in 2010, $1.6 million in each of 2011 and 2012, and $1.3 million in each of 2013 and 2014. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

We monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require an interim impairment evaluation of our goodwill. We have concluded that no triggering events have occurred during the quarter ended June 30, 2010.

Note D: Bank Debt

Prior to the completion of our acquisition of CitySync, our term loan with Associated Bank, N.A. was callable under certain circumstances and was classified as a current liability on the balance sheet. After the acquisition was completed, the bank waived the call provision and the loan is now classified according to its three year repayment term.

Note E: Income Taxes

In the three month period ended June 30, 2010, our effective income tax rate was significantly below our historical rates due to revisions to research and development tax credit estimates.

Note F: Net Income Per Common Share and Comprehensive Income (Loss)

The following table sets forth the computations of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$367	$1,170	$769	$1,431
Denominator:
Shares used in basic net income per common share calculation	4,676	3,985	4,333	3,985
Effect of diluted securities:
Employee and director stock options	75	82	87	76
Shares used in diluted net income per common share calculations	4,751	4,067	4,420	4,061
Basic net income per common share	$0.08	$0.29	$0.18	$0.36
Diluted net income per common share	$0.08	$0.29	$0.17	$0.35

Our comprehensive income for the three-month periods ended June 30, 2010 and 2009 was $109,000 and $1.5 million, respectively, and for the six-month periods ended June 30, 2010 and 2009 was $470,000 and $1.3 million, respectively. In each period, the main difference between net income and comprehensive income arose from foreign currency translation adjustments.

Note G: Equity and Stock-based Compensation

In April 2010, we sold 798,000 shares of our common stock to investors at $12.25 per share under a registration statement on Form S-3 declared effective by the Securities and Exchange Commission in December 2009. Net of underwriting fees and other offering expenses, we received $8.8 million in cash from the stock sale.

We recorded $164,000 and $180,000 of stock-based compensation in general and administrative expense for the six-month periods ended June 30, 2010 and 2009, respectively. Options to purchase 20,000 and 64,000 shares at a weighted average exercise price of $12.50 and $8.72, and options to purchase 60,000 and 68,000 shares at a weighted average exercise price of $12.67 and $8.62, were granted during the three-month and six-month periods ended June 30, 2010 and 2009, respectively. In addition, in June 2009, under a shareholder approved plan, we exchanged options to purchase 168,500 shares with exercise prices ranging from $12.37 to $17.50 on a one-for-one basis for options at an exercise price of $9.22. As of June 30, 2010, $843,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.6 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month and six-month periods ended June 30, 2010 and 2009, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of June 30, 2010, we had 194,500 shares available for grants under the 2005 Stock Incentive Plan, which includes an additional 135,000 shares added to the plan under an amendment approved by shareholders in May 2010.

The following table summarizes information about the stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	46,000	2.0 years	$1.36	46,000	$1.36
2.00-2.99	16,200	1.6 years	2.35	16,200	2.35
3.00-3.99	38,933	2.3 years	3.15	38,933	3.15
7.00-7.99	4,000	4.9 years	7.00	1,000	7.00
8.00-8.99	48,000	6.4 years	8.63	13,500	8.58
9.00-9.99	172,500	4.8 years	9.20	55,125	9.16
12.00-12.99	105,000	5.3 years	12.58	31,500	12.51
15.00-15.99	28,000	1.5 years	15.30	28,000	15.30
	458,633	4.3 years	8.72	230,258	7.27

Note H: Segment Information

We operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite Control Products, Inc.), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007, and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers. We have deemed the CitySync operations to be immaterial for the period ended June 30, 2010 and thus included those results in “Other”.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended June 30, 2010 and 2009 (in thousands):

	Autoscope		RTMS		Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$4,197	$4,164	$2,078	$2,116	$309	$—	$6,584	$6,280
Depreciation	91	81	34	31	—	—	125	112
Amortization of intangible assets	—	—	192	192	24	—	216	192
Income (loss) before income taxes	428	1,187	(51)	425	—	—	377	1,612
Capital expenditures	74	161	10	30	—	—	84	191
Total assets	$30,798	$22,018	$11,304	$10,324	$10,023	$—	$52,125	$32,342

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the six-month periods ended June 30, 2010 and 2009 (in thousands):

	Autoscope		RTMS		Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$7,206	$7,410	$4,472	$3,660	$309	$—	$11,987	$11,070
Depreciation	160	147	85	59	—	—	245	206
Amortization of intangible assets	—	—	384	384	24	—	408	384
Income (loss) before income taxes	376	1,554	573	461	—	—	949	2,015
Capital expenditures	169	285	50	55	—	—	219	340
Total assets	$30,798	$22,018	$11,304	$10,324	$10,023	$—	$52,125	$32,342

Note I: Derivative Instruments

We have purchased foreign currency forward contracts with our bank to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates as it relates to payroll and inventory purchases in certain foreign locations. These contracts have been designated as effective cash flow hedges. At June 30, 2010, we had future commitments through November 2010 to purchase $1.5 million of Canadian dollars at rates ranging from approximately .9282 to ..9296.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability. We did not record any unrealized gain or losses on our derivative instruments as of June 30, 2010, as the currency spot rates were materially equivalent to the contract rates.

Note J: New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 810, Consolidation, to improve how enterprises disclose their involvement with variable interest entities (VIE), which are special-purpose entities and other entities whose equity at risk is insufficient or lacks certain characteristics. Among other things, ASC 810 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. ASC 810 requires an entity to provide significantly more disclosures about its involvement with a VIE. Companies must comprehensively review involvements with potential VIEs, including those previously considered to be qualifying special-purpose entities, to determine the effect on their consolidated financial statements and related disclosures. ASC 810 is effective prospectively at the beginning of an entity’s first annual reporting period beginning after December 15, 2009 and for interim periods within the first annual reporting period. The adoption of this portion of ASC 810 did not have a significant effect on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in ASC 820, Fair Value Measurements and Disclosures. We adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6 and will become effective on January 1, 2011. Adoption of this pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statements disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. We provide software based computer enabled detection, or CED, products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes the signal from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System, RTMS® Radar Detection System and CitySync Automatic Number Plate Recognition (ANPR) System, operate using our proprietary software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels and by parking and toll managers and law enforcement officials to read license plates for various safety, security, access and enforcement ANPR applications.

Autoscope systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc., or Econolite, our exclusive licensee in these regions. We sell RTMS and CitySync systems to distributors and end users in North America. We sell all of our systems to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

CitySync Acquisition. In June 2010, we purchased all of the outstanding equity of CitySync Limited through which we own its principal product line, the CitySync ANPR system. We believe the CitySync acquisition expands our addressable market, strengthens our selling presence in Europe and extends the opportunities for hybrid product developments. In its fiscal year ended January 31, 2010, CitySync had revenue of $7.4 million, substantially all of which related to ANPR system sales.

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

Trends and Challenges in Our Business

We believe the growth in our business can be attributed primarily to the following global trends:

•

worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure and the need to automate safety, security and access applications for automobiles and trucks, which has increased demand for our products;

•	advances in information technology, which have made our products easier to market and implement;

•

the continuing rise in funding allocations for centralized traffic management services and automated enforcement schemes, which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems, or ITS, and other automated applications for traffic control, safety and enforcement in developed countries;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

•

our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic, security/surveillance and environmental issues.

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue between periods. The current worldwide recession is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to continue to negatively affect our 2010 revenue. We believe we will continue to be a beneficiary of the federal stimulus bill enacted early in 2009, but it is difficult to determine the level of impact it has on our operations.

Key Financial Terms and Metrics

          Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope system in North America, the Caribbean and Latin America and (2) revenue received from the direct sales of our RTMS and CitySync systems in North America, the Caribbean and Latin America and all of our systems in Europe and Asia. Royalties from Econolite historically have provided the majority of our revenue. We calculate the royalties using a profit sharing model where we split the gross profit on sales of Autoscope product made through Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

          Cost of Revenue. There is no cost of revenue related to royalties, as virtually all manufacturing, warranty and related costs are incurred by Econolite. Cost of revenue related to direct product sales consists primarily of the amount charged by our third party contractors to manufacture hardware platforms, which is influenced mainly by the cost of electronic components. The cost of revenue also includes logistics costs and estimated expenses for product warranties and inventory reserves. The key metric that we follow is achieving certain gross margin percentages by geographic region and to a lesser extent by product line.

          Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. General and administrative expenses reflect management, supervisory and staff salaries and benefits, legal and auditing fees, travel, rent and costs associated with being a public company, such as board of director fees, Sarbanes-Oxley compliance, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are acquisition related expenses and non-cash expense for intangible asset amortization.

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

          Segments. We currently operate in two reportable segments: Autoscope and RTMS. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in December 2007, and revenue consists of all North American sales and a portion of international sales. All segment revenues are derived from external customers. We have deemed the CitySync operations to be immaterial for the period ended June 30, 2010 and thus included those results in “Other”. Due to the CitySync acquisition and related changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended June 30, 2010 and 2009 (in thousands):

	Autoscope		RTMS		Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$4,197	$4,164	$2,078	$2,116	$309	$—	$6,584	$6,280
Depreciation	91	81	34	31	—	—	125	112
Amortization of intangible assets	—	—	192	192	24	—	216	192
Income (loss) before income taxes	428	1,187	(51)	425	—	—	377	1,612
Capital expenditures	74	161	10	30	—	—	84	191
Total assets	$30,798	$22,018	$11,304	$10,324	$10,023	$—	$52,125	$32,342

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the six-month periods ended June 30, 2010 and 2009 (in thousands):

	Autoscope		RTMS		Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$7,206	$7,410	$4,472	$3,660	$309	$—	$11,987	$11,070
Depreciation	160	147	85	59	—	—	245	206
Amortization of intangible assets	—	—	384	384	24	—	408	384
Income (loss) before income taxes	376	1,554	573	461	—	—	949	2,015
Capital expenditures	169	285	50	55	—	—	219	340
Total assets	$30,798	$22,018	$11,304	$10,324	$10,023	$—	$52,125	$32,342

Results of Operations

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period-to-period changes of items in the consolidated statements of income from 2010 to 2009:

	Three-Month Periods Ended June 30,		Quarter Over Quarter Change
	2010	2009
International sales	28.8%	18.4%	63.4%
North American sales	22.8	27.7	(13.5)
Royalties	48.4	53.9	(5.8)
Total revenue	100.0	100.0	4.8
Gross profit – international sales	60.9	71.9	38.4
Gross profit – North American sales	48.8	66.3	(36.3)
Gross profit – royalties	100.0	100.0	(5.8)
Selling, marketing and product support expenses	32.6	30.6	11.7
General and administrative expenses	14.2	12.8	16.8
Research and development expenses	12.7	13.7	(3.2)
Acquisition related expenses	8.0	—	n/m
Amortization of intangible assets	3.3	3.1	12.5
Income from operations	6.3	25.3	(74.0)
Other income (expense), net	(0.5)	0.3	n/m
Income taxes	0.2	7.0	(97.7)
Net income	5.6	18.6	(68.6)

	Six-Month Periods Ended June 30,		Period Over Period Change
	2010	2009
International sales	25.1%	21.1%	28.5%
North American sales	26.7	27.6	4.9
Royalties	48.2	51.3	1.7
Total revenue	100.0	100.0	8.3
Gross profit – international sales	62.5	69.2	16.0
Gross profit – North American sales	59.0	68.6	(9.8)
Gross profit – royalties	100.0	100.0	1.7
Selling, marketing and product support expenses	33.4	32.1	12.7
General and administrative expenses	16.5	16.1	11.1
Research and development expenses	13.4	15.1	(3.7)
Acquisition related expenses	4.4	—	n/m
Amortization of intangible assets	3.4	3.5	6.3
Income from operations	8.5	18.1	(49.1)
Other income (expense), net	(0.6)	0.1	n/m
Income taxes	1.5	5.3	(69.2)
Net income	6.4	12.9	(46.3)

Total revenue increased to $6.6 million in the three-month period ended June 30, 2010 from $6.3 million in the same period in 2009, an increase of 4.8%, and to $12.0 million in the first half of 2010 from $11.1 million in the same period in 2009, an increase of 8.3%. Royalties decreased to $3.2 million in the second quarter of 2010 from $3.4 million in the same period of 2009, a decrease of 5.8%, and they increased to $5.8 million in the first half of 2010 from $5.7 million in the same period in 2009, an increase of 1.7%. We attribute the relative flatness in royalties to the ongoing economic recession in North America and its negative impact on state and federal spending. North American sales, which are sales of RTMS and CitySync in North America, decreased to $1.5 million in the second quarter of 2010 from $1.7 million in the same period in 2009, a decrease of 13.5%, and increased to $3.2 million in the first half of 2010 from $3.1 million in the same period in 2009, an increase of 4.9%, also reflecting the difficult economic environment in North America. International sales, which include all product line sales outside of North America, increased to $1.9 million in the second quarter of 2010 from $1.2 million in the second quarter of 2009, an increase of 63.4%, and to $3.0 million in the first half of 2010 from $2.3 million in the first half of 2009, an increase of 28.5%. The increases were due mainly to adding the CitySync product line in June 2010 and to partially recovering from weakness in the Asian market in 2009.

On a segment basis, revenue for the Autoscope segment was flat in the second quarter of 2010 compared to the same period of 2009, and decreased to $7.2 million in the first half of 2010 from $7.4 million in the same period in 2009. The decrease reflects the variable nature of our international business, especially in our seasonally slowest quarter, our fiscal first quarter. Revenue for the RTMS segment was $2.1 million in both the second quarter of 2010 and the same period in 2009, and increased to $4.5 million in the first half of 2010 from $3.7 million in the same period in 2009. The increase resulted mainly as a result of improved sales in North America and Asia.

Gross margins for international sales decreased to 60.9% in the three months ended June 30, 2010 from 71.9% in the same period in 2009, and to 62.5% in the first half of 2010 from 69.2% in the same period in 2009. Gross margins for North American sales decreased to 48.8% in the second quarter of 2010 from 66.3% in the second quarter of 2009 and to 59.0% in the first half of 2010 from 68.6% in the first half of 2009. The decreases resulted mainly from a negative revenue mix shift in 2010 to both lower margin products and to higher third-party equipment content. Gross margins on royalty income remained consistent at 100.0% in each of the periods of 2010 and 2009.

Selling, marketing and product support expense increased to $2.1 million, or 32.6% of total revenue, in the three months ended June 30, 2010 from $1.9 million, or 30.6% of total revenue, in the second quarter of 2009, and to $4.0 million, or 33.4% of total revenue, in the first half of 2010 from $3.6 million, or 32.1% of total revenue, in the first half of 2009. The change related mostly to an investment in market expansion activities in Europe and Asia and increased product support expenses. We anticipate that for the remainder of 2010, the dollar amount of our quarterly selling, marketing and product support expense will increase from the 2010 second quarter level.

General and administrative expense increased to $938,000, or 14.2% of total revenue, in the three months ended June 30, 2010, from $803,000, or 12.8% of total revenue, in the same period in 2009, and to $2.0 million, or 16.5% of total revenue, in the first half of 2010, from to $1.8 million, or 16.1% of total revenue, in the same period in 2009. The 2010 increase in costs resulted mainly from lower exchange gains relative to 2009. We anticipate that for the remainder of 2010, the dollar amount of our quarterly general and administrative expense will be higher than that of the second quarter of 2010.

Research and development expense decreased slightly to $834,000, or 12.7% of total revenue, in the first quarter of 2010, from $862,000, or 13.7% of total revenue, in the same period in 2009, and to $1.6 million, or 13.4% of total revenue, in the first half of 2010, from $1.7 million, or 15.1% of total revenue, in the same period in 2009. We anticipate that for the remainder of 2010, the dollar amount of our quarterly research and development expense will increase from the 2010 second quarter level.

Amortization of intangibles expense was $216,000 in the second quarter of 2010 and $408,000 in the first half of 2010, an increase of $24,000 over these same periods in 2009, and reflects the amortization of intangible assets acquired in the EIS asset purchase and a partial month amortization for the CitySync acquisition. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $1.2 million for all of 2010.

Other expense was $36,000 and $72,000 in the second quarter and first half of 2010, respectively, as compared to other income of $21,000 and $9,000, respectively, in the same periods in 2009. In 2009, bank debt was outstanding for only a portion of the first quarter.

Income before income taxes for the Autoscope segment decreased to $428,000 in the second quarter of 2010, compared to $1.2 million in the comparable quarter of 2009, and to $376,000 in the first half of 2010, compared to $1.6 million in the comparable period of 2009. The decreases were mainly due to lower gross margins, increased market expansion activities in international markets in the segment and acquisition costs incurred in 2010. Income before income taxes for the RTMS segment decreased to a loss of $51,000 in the second quarter of 2010, compared to income of $425,000 in the comparable quarter of 2009, and increased to $573,000 in the first half of 2010, compared to $461,000 in the comparable period of 2009. The increase for the six-month period was mainly due to increased sales volumes and the decrease for the quarter was due mainly to lower gross margins caused by a higher than usual mix of third party components.

Income tax expense was $10,000, or 2.7% of pretax income, in the second quarter of 2010, compared to $442,000, or 27.4% of pretax income, in the comparable quarter of 2009, and was $180,000, or 19.0% of pretax income, in the first half of 2010, compared to $584,000, or 29.0% of pretax income, in the comparable period of 2009. The second quarter’s rate was favorably impacted by revisions to estimated tax credits. We anticipate an effective tax rate below 30% for the second half of 2010.

Liquidity and Capital Resources

At June 30, 2010, we had $13.7 million in cash and cash equivalents and $3.4 million in short-term investments, compared to $14.1 million in cash and cash equivalents and $3.9 million in short-term investments at December 31, 2009.

Net cash provided by operating activities in the six-month period ended June 30, 2010 was $431,000, compared to $2.5 million in the same period of 2009. The decrease in 2010 was due to lower net income in 2010 and a combination of a lower change in receivables in the 2010 period as compared to 2009 and a greater change in payables and accruals in the 2010 period as compared to 2009. In the six-month period ended June 30, 2010, we used $7.9 million in cash to purchase the outstanding equity of CitySync and we also repaid $445,000 in CitySync seller loans. This was offset by the proceeds from our offering of common stock which netted us $8.8 million in cash. We anticipate that average receivable collection days in 2010 will be similar to 2009 and will not have a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2010. In addition to equipment purchases, in 2010 we paid our 2009 earn-out liability of $1.5 million to the sellers of the EIS assets. Subsequent to June 30, 2010, we repaid all CitySync bank debt of $795,000.

In December 2009, we entered into a term loan agreement for $4.0 million with Associated Bank, National Association, or Associated Bank, which matures December 2012 and requires quarterly principal payments. Prior to the completion of our acquisition of CitySync, our term loan with Associated Bank was callable under certain circumstances and was classified as a current liability on the balance sheet. After the acquisition was completed, Associated Bank waived the call provision and the loan is now classified according to its three year repayment term. The interest rate for the term loan is based on a formula of LIBOR plus 3.75% (current rate is 4.0%). The term loan had $3.8 million outstanding at June 30, 2010. We previously had a separate $4.0 million term note with Associated Bank that originated in May 2008 and was fully repaid in February 2009.

We also have a revolving line of credit agreement with Associated Bank. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by the bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula, which is a percentage of the amounts of eligible receivables. The line of credit currently has no borrowings outstanding and matures on May 1, 2011. We believe that on an ongoing basis, we will have regular availability to draw a minimum of $3.0 million on our line of credit based on our qualifying assets.

In conjunction with our acquisition of CitySync, the sellers have an earn-out arrangement over approximately 18 months from the June 2010 date of purchase. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers and superior performance could lead to a total earn-out of $2 million or higher, as the earn-out is not capped. Earn-out payments are due within three months of the end of an earn-out period.

In conjunction with our EIS asset purchase, the sellers have an earn-out arrangement over approximately three years from the December 2007 date of purchase. The earn-out is based on earnings before taxes from RTMS sales less related cost of revenue and operating expenses, excluding depreciation, amortization and interest expenses, and it is calculated annually. If the earnings are at target levels, the sellers would receive $2.0 million annually, or $6.0 million in total. Superior performance of the assets could lead to an earn-out in excess of $2 million, as the earn-out is not capped. Earn-out payments generally are due within three months of the end of an earn-out period. For the first earn-out period, the sellers of the EIS assets received a $1.2 million earn-out payment. For the second earn-out period, which was fiscal 2009, the sellers received a $1.5 million earn-out, which was paid in March 2010. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement.

We believe that cash and cash equivalents on hand at June 30, 2010, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the CitySync and EIS earn-outs, bank debt principal repayments, investing activities, and other cash requirements for the foreseeable future.

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

New and Recently Adopted Accounting Pronouncements

New and recently adopted pronouncements are set forth in Note J in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	historical dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

•	continuing ability of our licensee to pay royalties owed;

•	the mix of and margin on the products we sell;

•	dependence on third parties for manufacturing and marketing our products;

•	dependence on single-source suppliers to meet manufacturing needs;

•	our increased international presence;

•	failure to secure adequate protection for our intellectual property rights;

•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;

•	our inability to develop new applications and product enhancements;

•	unanticipated delays, costs and expenses inherent in the development and marketing of new products, including ANPR products;

•	our inability to respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage a growth in revenue and/or production requirements;

•	the influence over our voting stock by affiliates;

•	our inability to hire and retain key scientific and technical personnel;

•	our inability to achieve and maintain effective internal controls;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2010:

Exhibit Number	Description

2.1	Share Purchase Agreement dated June 21, 2010 by and among Image Sensing Systems, Inc., Image Sensing Systems Europe Limited, CitySync Limited and three shareholders of CitySync Limited.

10.1	Lease dated February 1, 2010 between CitySync Limited and Nortrust Nominees Limited.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 9, 2010	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: August 9, 2010	By:	/s/ Gregory R.L. Smith
Gregory R.L. Smith
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement dated June 21, 2010 by and among Image Sensing Systems, Inc., Image Sensing Systems Europe Limited, CitySync Limited and three shareholders of CitySync Limited.

10.1	Lease dated February 1, 2010 between CitySync Limited and Nortrust Nominees Limited.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.