Form 10-Q/A
period 2010-03-31
IMAGE SENSING SYSTEMS INC
filed 2010-09-07
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common Stock, $0.01 par value per share	4,861,919 shares

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Image Sensing Systems, Inc. (the “Company”) for its fiscal quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2010 (the “Original Form 10-Q”), is being filed to amend the Original Form 10-Q as follows:

As a result of a comment letter that the Company received from the SEC dated July 29, 2010, in part concerning the Company’s Original Form 10-Q, the authorized officers of the Company are filing this Amendment to amend the Section 302 certifications included in the Original Form 10-Q required by Item 601(b)(31) of Regulation S-K. The revised certifications are attached to this Amendment as Exhibits 31.1 and 31.2.

Except as stated herein, this Amendment does not reflect events occurring after the date of the Original Form 10-Q, and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Form 10-Q. The remainder of the Original Form 10-Q is unchanged and is not reproduced in this filing.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2010:

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

Image Sensing Systems, Inc.

Dated: September 3, 2010	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: September 3, 2010	By:	/s/ Gregory R. L. Smith
Gregory R. L. Smith
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.