Form 10-Q
period 2010-09-30
IMAGE SENSING SYSTEMS INC
filed 2010-11-12
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common Stock, $0.01 par value per share	4,868,519 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$9,361	$14,084
Investments	3,590	3,935
Accounts receivable, net	7,876	5,660
Inventories	3,529	2,734
Prepaid expenses	1,368	588
Deferred income taxes	328	328
Total current assets	26,052	27,329

Property and equipment, net	1,095	998

Deferred income taxes	—	1,485
Goodwill and intangible assets	22,536	11,338
Total assets	$49,683	$41,150

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,451	$953
Bank debt	—	4,000
Accrued compensation	1,036	858
Accrued warranty and other	1,182	643
Earn-out payable	1,010	1,541
Income taxes payable	10	234
Total current liabilities	4,689	8,229

Deferred income taxes	391	—
Income taxes payable	186	208

Shareholders’ equity:
Common stock	49	40
Additional paid-in capital	21,867	11,994
Accumulated other comprehensive loss	(245)	(171)
Retained earnings	22,746	20,850
	44,417	32,713
Total liabilities and shareholders’ equity	$49,683	$41,150

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Revenue:
Product sales	$5,677	$3,434	$11,886	$8,825
Royalties	3,444	3,389	9,222	9,068
	9,121	6,823	21,108	17,893

Costs of revenue:
Product sales	1,950	1,269	4,392	2,947
Gross profit	7,171	5,554	16,716	14,946

Operating expenses:
Selling, marketing and product support	2,791	1,721	6,793	5,272
General and administrative	1,307	796	3,283	2,574
Research and development	989	868	2,600	2,541
Acquisition related expenses	—	—	527	—
Amortization of intangible assets	411	192	819	576
	5,498	3,577	14,022	10,963
Income from operations	1,673	1,977	2,694	3,983

Other income (expense), net	(74)	9	(146)	18
Income before income taxes	1,599	1,986	2,548	4,001
Income taxes	472	426	652	1,010
Net income	$1,127	$1,560	$1,896	$2,991

Net income per common share:
Basic	$0.23	$0.39	$0.42	$0.75
Diluted	$0.23	$0.38	$0.41	$0.74

Weighted average number of common shares outstanding:
Basic	4,805	3,986	4,471	3,985
Diluted	4,911	4,073	4,584	4,065

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine-Month Periods Ended September 30,
	2010	2009
Operating activities:
Net income	$1,896	$2,991
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,157	906
Stock option expense	251	266
Change in operating assets and liabilities, net of acquisition	(2,640)	(1,217)
Net cash provided by operating activities	664	2,946

Investing activities:
Net purchases of property and equipment	(224)	(496)
Purchase of CitySync	(7,871)	—
Repayment of CitySync seller loans	(445)	—
Payment of EIS earn-out	(1,541)	(1,192)
Net sales of investments	345	60
Net cash used in investing activities	(9,736)	(1,628)

Financing activities:
Proceeds from exercise of stock options	87	4
Repayment of bank debt	(4,556)	(3,750)
Net proceeds from common stock offering	8,818	—
Net cash provided by (used in) financing activities	4,349	(3,746)

Decrease in cash and cash equivalents	(4,723)	(2,428)

Cash and cash equivalents, beginning of period	14,084	10,289
Cash and cash equivalents, end of period	$9,361	$7,861

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2010

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note B: Acquisitions

On June 21, 2010, we purchased all of the outstanding equity of CitySync Limited (CitySync), a privately-held developer and marketer of automatic number plate recognition (ANPR) products. We believe the CitySync acquisition expands our addressable market, strengthens our selling presence in Europe and extends the opportunities for hybrid product developments. The purchase price was $7.9 million in cash plus 57,000 shares of our common stock, valued using the closing price on the day before the acquisition, totaling approximately $727,000. In conjunction with the purchase, we repaid seller loans, including accrued interest, of $601,000. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the business for 18 months after the purchase date. Earn-outs will be calculated as of each calendar year end and paid within 90 days thereof. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers, and superior performance could lead to a total earn-out of $2 million or higher, as the earn-out is not capped. We have determined the fair value of the earn-out to be $1.0 million and have recorded a liability and additional purchase price in that amount as of June 30, 2010. The determination of the fair value was based on a probabilistic calculation where we assigned probabilities to achieving each of the tiers in each of the periods and then discounted the total to net present value. Following the acquisition, CitySync became a wholly-owned subsidiary of ISS/Europe.

At June 30, 2010, we preliminarily estimated the value of goodwill from the CitySync acquisition at $3.3 million. As required under purchase accounting rules, we have updated this estimate, although the estimate and other allocations are still preliminary pending further study of asset valuations. The details of the updated goodwill estimate are as follows (in thousands):

Initial goodwill estimate	$3,347
Recognition of deferred tax liability for timing differences related to intangible asset amortization	1,876
Inventory valuation adjustments	66
Other	12
Goodwill estimate at September 30, 2010	$5,301

The purchase price was allocated on the basis of estimated fair value at the date of the purchase. The purchase price allocation, which is preliminary pending further study of the fair values assigned, was as follows (in thousands):

Purchase price:
Cash	$7,871
Fair value of common stock	727
Estimated fair value of earn-out	1,010
Total purchase price	9,608

Allocation:
Net tangible current assets	(1,691)
Property and equipment	(242)
Liabilities	2,450
Deferred income taxes	1,876
Developed technology	(3,300)
Trade names	(1,900)
Other intangibles	(1,500)
Goodwill estimate	$5,301

In conjunction with the acquisition, all of the shares of common stock issued in connection with the transaction were placed in escrow to secure potential indemnification obligations. Any shares remaining in escrow on December 31, 2012 will be released to the sellers.

The results of CitySync operations are included in the accompanying financial statements since the date of the acquisition. The following pro forma summary presents the results of operations as if the acquisition had occurred on January 1, 2009. The table below includes our results for the periods as shown and for CitySync based on a January 31 fiscal year end.

The pro forma results are not necessarily indicative of the results that would have been achieved had the CitySync acquisition taken place on that date (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2010	2009	2010	2009

Total revenue	$9,121	$10,085	$23,515	$23,753

Net income	1,127	2,387	1,399	2,546

Net income per share:
Basic	$0.23	$0.54	$0.31	$0.63
Diluted	$0.23	$0.56	$0.30	$0.62

In 2007, we purchased certain assets of EIS Electronic Integrated Systems, Inc. (EIS), including its RTMS radar product line. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the EIS assets purchased for approximately three years after the December 2007 purchase date. Earn-outs are calculated and paid annually. Based on target achievement, the sellers would receive $2.0 million annually or a total of $6.0 million. If we are acquired or sell substantially all of our assets before December 6, 2010, we must pay EIS $6.0 million less earn-out amounts previously paid as an acceleration of potential earn-out payments under the EIS asset purchase agreement. Earn-out payments related to the EIS asset purchase are recorded as additional goodwill when earned. In 2009 and 2008, the sellers earned an earn-out of approximately $1.5 million and $1.2 million, respectively, which were paid in March of the subsequent year.

Note C: Goodwill and Intangible Assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd.; $6.6 million related to the EIS asset purchase, consisting of $3.8 million recorded at the purchase date and an additional $2.7 million recognized for earn-out consideration earned in 2009 and 2008; and $5.3 million related to our acquisition of CitySync. See Note B above for activity related to CitySync acquisition goodwill.

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2010	December 31, 2009
Developed technology (8 year life)	$7,200	$3,900
Trade names (5 to 9 year life)	3,100	1,200
Other intangibles (3 to 8 year life)	1,700	200
Less: Accumulated amortization	(2,389)	(1,586)
Total identifiable intangible assets, net	$9,611	$3,714

We expect to recognize amortization expense for the intangible assets in the above table in each of our years ending December 31 of $1.2 million in 2010, $1.6 million in each of 2011 and 2012, and $1.3 million in each of 2013 and 2014. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

We monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require an interim impairment evaluation of our goodwill. We have concluded that no triggering events have occurred during the quarter ended September 30, 2010.

Note D: Bank Debt

As of September 30, 2010, we had repaid all outstanding bank debt under our term loan in the U.S. and our bank line of credit in the U.K.

Note E: Net Income Per Common Share and Comprehensive Income (Loss)

The following table sets forth the computations of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,127	$1,560	$1,896	$2,991
Denominator:
Shares used in basic net income per common share calculation	4,805	3,986	4,471	3,985
Effect of diluted securities:
Contingent shares in escrow	56	—	38	—
Employee and director stock options	50	87	75	80
Shares used in diluted net income per common share calculations	4,911	4,073	4,584	4,065
Basic net income per common share	$0.23	$0.39	$0.42	$0.75
Diluted net income per common share	$0.23	$0.38	$0.41	$0.74

Our comprehensive income for the three-month periods ended September 30, 2010 and 2009 was $1.3 million and $1.5 million, respectively, and for the nine-month periods ended September 30, 2010 and 2009 was $1.8 million and $2.8 million, respectively. In each period, the main difference between net income and comprehensive income arose from foreign currency translation adjustments.

Note F: Equity and Stock-based Compensation

In April 2010, we sold 798,000 shares of our common stock to investors at $12.25 per share under a registration statement on Form S-3 declared effective by the Securities and Exchange Commission in December 2009. Net of underwriting fees and other offering expenses, we received $8.8 million in cash from the stock sale.

We recorded $251,000 and $266,000 of stock-based compensation in general and administrative expense for the nine-month periods ended September 30, 2010 and 2009, respectively. No options were granted in the third quarter of either 2010 or 2009. Options to purchase 68,000 shares at a weighted average exercise price of $8.62 were granted during the nine-month period ended September 30, 2009. As of September 30, 2010, $750,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.3 years.

We used the Black-Scholes option pricing model to determine the weighted average fair value of options during the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to 10 years. As of September 30, 2010, we had 197,500 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	46,000	1.7 years	$1.36	46,000	$1.36
2.00-2.99	16,200	1.4 years	2.35	16,200	2.35
3.00-3.99	38,933	2.0 years	3.15	38,933	3.15
8.00-8.99	48,000	6.1 years	8.63	13,500	8.58
9.00-9.99	172,500	4.6 years	9.20	55,125	9.16
12.00-12.99	105,000	5.1 years	12.58	31,500	12.51
15.00-15.99	28,000	1.3 years	15.30	28,000	15.30
	454,633	4.0 years	8.74	229,258	7.27

Note G: Segment Information

We operate in three reportable segments: Autoscope, RTMS and ANPR. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite Control Products, Inc.), as well as a portion of product sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007 and ANPR is our automatic number plate recognition product line acquired in the CitySync purchase in June 2010. Included within the ANPR segment are the acquisition related expenses incurred in 2010. All segment revenues are derived from external customers.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended September 30, 2010 and 2009 (in thousands):

	Autoscope		RTMS		ANPR		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$4,784	$4,374	$2,487	$2,449	$1,850	$—	$9,121	$6,823
Depreciation	38	90	43	34	12	—	93	124
Amortization of intangible assets	—	—	192	192	219	—	411	192
Income before income taxes	938	1,512	501	474	160	—	1,599	1,986
Capital expenditures	5	72	—	84	—	—	5	156
Total assets	$25,443	$24,786	$11,274	$9,955	$12,966	$—	$49,683	$34,741

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Autoscope		RTMS		ANPR		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$11,990	$11,784	$6,959	$6,109	$2,159	$—	$21,108	$17,893
Depreciation	198	237	128	93	12	—	338	330
Amortization of intangible assets	—	—	576	576	243	—	819	576
Income before income taxes	1,784	3,066	1,074	935	(310)	—	2,548	4,001
Capital expenditures	174	357	50	139	—	—	224	496
Total assets	$25,443	$24,786	$11,274	$9,955	$12,966	$—	$49,683	$34,741

Note H: Derivative Instruments

We have purchased foreign currency forward contracts with our bank to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates as it relates to payroll and inventory purchases in certain foreign locations. These contracts have been designated as effective cash flow hedges. At September 30, 2010, we had future commitments through November 2010 to purchase $600,000 of Canadian dollars at rates ranging from approximately .9291 to .9296.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability. We did not record any unrealized gain or losses on our derivative instruments as of September 30, 2010, as the amount was immaterial.

Note I: New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 810, Consolidation, to improve how enterprises disclose their involvement with variable interest entities (VIE), which are special-purpose entities and other entities whose equity at risk is insufficient or lacks certain characteristics. Among other things, the amended guidance in ASC 810 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. ASC 810 requires an entity to provide significantly more disclosures about its involvement with a VIE. Companies must comprehensively review involvements with potential VIEs, including those previously considered to be qualifying special-purpose entities, to determine the effect on their consolidated financial statements and related disclosures. The amended guidance in ASC 810 is effective prospectively at the beginning of an entity’s first annual reporting period beginning after December 15, 2009 and for interim periods within the first annual reporting period. The adoption of the amended guidance in ASC 810 did not have a significant effect on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards (“ASU”) Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in ASC 820, Fair Value Measurements and Disclosures. We adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6 and will become effective on January 1, 2011. Adoption of this pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statements disclosures.

In September 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010. The amended guidance is effective for activity during a reporting period beginning on or after December 15, 2010. We expect the amended guidance to impact our disclosures in future periods, but to otherwise not have a significant effect on our consolidated financial statements.

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

•	advances in information technology, which have made our products easier to market and implement;

•	the continued funding allocations for centralized traffic management services and automated enforcement schemes, which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems, or ITS, and other automated applications for traffic control, safety and enforcement in developed countries;

•	a propensity by traffic engineers to implement lower cost technology-based solutions rather than civil engineering solutions such as widening roadways;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

•

our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic, security/surveillance and environmental issues.

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue between periods. The slow rate at which the worldwide recession is ending is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to continue to negatively affect our 2010 revenue. We believe we will continue to be a beneficiary of the federal stimulus bills enacted in 2009 and 2010, but it is difficult to determine the level of impact it has on our operations.

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

          Cost of Revenue. There is no cost of revenue related to royalties, as virtually all manufacturing, warranty and related costs are incurred by Econolite. Cost of revenue related to product sales consists primarily of the amount charged by our third party contractors to manufacture hardware platforms, which is influenced mainly by the cost of electronic components. The cost of revenue also includes logistics costs and estimated expenses for product warranties and inventory reserves. The key metric that we follow is achieving certain gross margin percentages by geographic region and to a lesser extent by product line.

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

          Segments. We currently operate in three reportable segments: Autoscope, RTMS and ANPR. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line acquired in the EIS asset purchase in December 2007. ANPR is our license plate recognition product line acquired in the CitySync purchase in June 2010. Included within the ANPR segment are the acquisition related expenses incurred in 2010. All segment revenues are derived from external customers.

          Due to the CitySync acquisition and related changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended September 30, 2010 and 2009 (in thousands):

	Autoscope		RTMS		ANPR		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$4,784	$4,374	$2,487	$2,449	$1,850	$—	$9,121	$6,823
Depreciation	38	90	43	34	12	—	93	124
Amortization of intangible assets	—	—	192	192	219	—	411	192
Income before income taxes	938	1,512	501	474	160	—	1,599	1,986
Capital expenditures	5	72	—	84	—	—	5	156
Total assets	$25,443	$24,786	$11,274	$9,955	$12,966	$—	$49,683	$34,741

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Autoscope		RTMS		ANPR		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$11,990	$11,784	$6,959	$6,109	$2,159	$—	$21,108	$17,893
Depreciation	198	237	128	93	12	—	338	330
Amortization of intangible assets	—	—	576	576	243	—	819	576
Income before income taxes	1,784	3,066	1,074	935	(310)	—	2,548	4,001
Capital expenditures	174	357	50	139	—	—	224	496
Total assets	$25,443	$24,786	$11,274	$9,955	$12,966	$—	$49,683	$34,741

Results of Operations

The following table sets forth, for the periods indicated, (1) certain statements of income data as a percent of total revenue, (2) gross profit on product sales and royalties as a percentage of product sales and royalties, respectively, and (3) period-to-period changes of items in the consolidated statements of income from 2010 to 2009:

	Three-Month Periods Ended September 30,		Quarter Over Quarter Change

	2010	2009
Product sales	62.2%	50.3%	65.3%
Royalties	37.8	49.7	1.6
Total revenue	100.0	100.0	33.7
Gross profit – product sales	65.7	67.1	72.1
Gross profit – royalties	100.0	100.0	1.6
Selling, marketing and product support expenses	30.6	25.2	62.2
General and administrative expenses	14.3	11.7	64.2
Research and development expenses	10.8	12.7	13.9
Amortization of intangible assets	4.5	2.8	114.1
Income from operations	18.3	29.0	(15.4)
Other income (expense), net	(0.8)	0.1	n/m
Income taxes	5.2	6.2	10.8
Net income	12.4	22.9	(27.8)

	Nine-Month Periods Ended September 30,		Period Over Period Change

	2010	2009
Product sales	56.3%	49.3%	34.7%
Royalties	43.7	50.7	1.7
Total revenue	100.0	100.0	18.0
Gross profit – product sales	63.0	66.6	27.5
Gross profit – royalties	100.0	100.0	1.7
Selling, marketing and product support expenses	32.2	29.5	28.9
General and administrative expenses	15.6	14.4	27.5
Research and development expenses	12.3	14.2	2.3
Acquisition related expenses	2.5	—	n/m
Amortization of intangible assets	3.9	3.2	42.2
Income from operations	12.8	22.3	(32.4)
Other income (expense), net	(0.7)	0.1	n/m
Income taxes	3.1	5.6	(35.4)
Net income	9.0	16.7	(36.6)

Total revenue increased to $9.1 million in the three-month period ended September 30, 2010 from $6.8 million in the same period in 2009, an increase of 33.7%, and to $21.1 million in the first nine months of 2010 from $17.9 million in the same period in 2009, an increase of 18.0%. Royalties were flat at $3.4 million in the three month periods of 2010 and 2009, and they increased to $9.2 million in the first nine months of 2010 from $9.1 million in the same period in 2009, an increase of 1.7%. We attribute the relative flatness in royalties to the ongoing economic recession in North America and its negative impact on state and federal spending. Product sales increased to $5.7 million in the third quarter of 2010 from $3.4 million in the same period in 2009, an increase of 65.3%, and increased to $11.9 million in the first nine months of 2010 from $8.8 million in the same period in 2009, an increase of 34.7%. The increases are mainly due to the impact of the CitySync acquisition and to a lesser extent by improved sales in international markets.

On a segment basis, revenue for the Autoscope segment increased to $4.8 million in the three-month period ended September 30, 2010 from $4.4 million in the same period in 2009, and increased to $12.0 million in the first nine months of 2010 from $11.8 million in the same period in 2009. The increase reflects improved sales in international markets. Revenue for the RTMS segment was $2.5 million in both the third quarter of 2010 and the same period in 2009, and increased to $7.0 million in the first nine months of 2010 from $6.1 million in the same period in 2009. The increase resulted mainly as a result of improved sales in Asia. International sales increased to $3.6 million in the third quarter up from $1.8 million in the same period of 2009 and increased to $6.6 million in the first nine months of 2010 from $4.1 million in the same period in 2009. The increases are mainly due to the CitySync acquisition and due to improved sales, especially in Asia.

Gross margins for product sales decreased to 65.7% in the three months ended September 30, 2010 from 67.1% in the same period in 2009, and to 63.0% in the first nine months of 2010 from 66.6% in the same period in 2009. The decreases resulted mainly from a negative revenue mix shift in 2010 to both lower margin products and to higher third-party equipment content. Gross margins on royalty income remained consistent at 100.0% in each of the periods of 2010 and 2009.

Selling, marketing and product support expense increased to $2.8 million, or 30.6% of total revenue, in the three months ended September 30, 2010 from $1.7 million, or 25.2% of total revenue, in the third quarter of 2009, and to $6.8 million, or 32.2% of total revenue, in the first nine months of 2010 from $5.3 million, or 29.5% of total revenue, in the first nine months of 2009. The change reflects the first full quarter of CitySync related expenses. Additionally, the increase relates to investments in market expansion activities in Europe and Asia and increased product support expenses. We anticipate that for the remainder of 2010, the dollar amount of our quarterly selling, marketing and product support expense will increase from the 2010 third quarter level.

General and administrative expense increased to $1.3 million, or 14.3% of total revenue, in the three months ended September 30, 2010, from $796,000, or 11.7% of total revenue, in the same period in 2009, and to $3.3 million, or 15.6% of total revenue, in the first nine months of 2010, from to $2.6 million, or 14.4% of total revenue, in the same period in 2009. The 2010 increase in costs resulted mainly from adding CitySync related expenses and also due to lower exchange gains relative to 2009. We anticipate that for the remainder of 2010, the dollar amount of our quarterly general and administrative expense will be consistent with that of the third quarter of 2010.

Research and development expense increased to $989,000, or 10.8% of total revenue, in the third quarter of 2010, from $868,000, or 12.7% of total revenue, in the same period in 2009, and to $2.6 million, or 12.3% of total revenue, in the first nine months of 2010, from $2.5 million, or 14.2% of total revenue, in the same period in 2009. We anticipate that for the remainder of 2010, the dollar amount of our quarterly research and development expense will be consistent with that of the third quarter of 2010.

Amortization of intangibles expense increased over 2009 levels due to the impact of amortization of intangible assets from the CitySync acquisition. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $1.2 million for all of 2010.

Other expense was $74,000 and $146,000 in the third quarter and first nine months of 2010, respectively, as compared to other income of $9,000 and $18,000, respectively, in the same periods in 2009. In 2009, bank debt was outstanding for only a portion of the first quarter.

Income before income taxes for the Autoscope segment decreased to $938,000 in the third quarter of 2010, compared to $1.5 million in the comparable quarter of 2009, and to $1.8 million in the first nine months of 2010, compared to $3.1 million in the comparable period of 2009. The decreases were mainly due to lower gross margins and increased market expansion activities in international markets in the segment. Income before income taxes for the RTMS segment increased to $501,000 in the third quarter of 2010, compared to income of $474,000 in the comparable quarter of 2009, and increased to $1.1 million in the first nine months of 2010, compared to $935,000 in the comparable period of 2009. The increase for the nine-month period was mainly due to increased sales volumes.

Income tax expense was $472,000, or 29.5% of pretax income, in the third quarter of 2010, compared to $426,000, or 21.5% of pretax income, in the comparable quarter of 2009, and was $652,000, or 25.6% of pretax income, in the first nine months of 2010, compared to $1.0 million, or 25.2% of pretax income, in the comparable period of 2009. The 2009 third quarter rate was favorably impacted by revisions to estimated tax credits. We anticipate an effective tax rate below 30% for all of 2010.

Liquidity and Capital Resources

At September 30, 2010, we had $9.4 million in cash and cash equivalents and $3.6 million in short-term investments, compared to $14.1 million in cash and cash equivalents and $3.9 million in short-term investments at December 31, 2009.

Net cash provided by operating activities in the nine-month period ended September 30, 2010 was $664,000, compared to $2.9 million in the same period of 2009. The decrease in 2010 was due to lower net income in 2010 and a combination of a lower change in receivables in the 2010 period as compared to 2009 and a greater change in payables and accruals in the 2010 period as compared to 2009. We anticipate that average receivable collection days in 2010 will be similar to 2009 and will not have a material impact on our liquidity. In the nine-month period ended September 30, 2010, we used $7.9 million in cash to purchase the outstanding equity of CitySync and we also repaid $445,000 in CitySync seller loans. We also repaid our bank term note and CitySync related bank line in the 2010 period. In addition to equipment purchases, in 2010 we paid our 2009 earn-out liability of $1.5 million to the sellers of the EIS assets. Our planned additions of property and equipment are discretionary, and we expect them to be below historical levels in 2010. These outflows were partially was offset by the proceeds from our offering of common stock which netted us $8.8 million in cash.

In December 2009, we entered into a term loan agreement for $4.0 million with Associated Bank, National Association, or Associated Bank, which we fully repaid in September 2010. We previously had a separate $4.0 million term note with Associated Bank that originated in May 2008 and was fully repaid in February 2009.

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

We believe that cash and cash equivalents on hand at September 30, 2010, along with cash provided by operating activities, will satisfy our projected working capital needs, payments under the CitySync and EIS earn-outs, investing activities, and other cash requirements for the foreseeable future.

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

New and Recently Adopted Accounting Pronouncements

New and recently adopted pronouncements are set forth in Note I in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	historical dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

•	continuing ability of our licensee to pay royalties owed;

•	the mix of and margin on the products we sell;

•	dependence on third parties for manufacturing and marketing our products;

•	dependence on single-source suppliers to meet manufacturing needs;

•	our increased international presence;

•	failure to secure adequate protection for our intellectual property rights;

•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;

•	our inability to develop new applications and product enhancements;

•	unanticipated delays, costs and expenses inherent in the development and marketing of new products, including ANPR and hybrid products;

•	our inability to respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage a growth in revenue and/or production requirements;

•	the influence over our voting stock by affiliates;

•	our inability to hire and retain key scientific and technical personnel;

•	our inability to achieve and maintain effective internal controls;

•	our inability to successfully integrate acquisitions;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2010:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 12, 2010	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: November 12, 2010	By:	/s/ Gregory R.L. Smith
Gregory R.L. Smith
Chief Financial Officer
(principal financial officer and principal accounting officer)

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