Form 10-Q
period 2011-03-31
IMAGE SENSING SYSTEMS INC
filed 2011-05-13
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $0.01 par value per share	4,882,619 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$4,101	$8,021
Investments	3,641	3,954
Accounts receivable, net	9,607	10,137
Inventories	5,131	4,649
Prepaid expenses and other receivables	2,229	2,017
Deferred income taxes	199	230
Total current assets	24,908	29,008

Property and equipment, net	1,155	1,122

Goodwill and intangible assets	24,230	24,226
Total assets	$50,293	$54,356

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,061	$2,094
Accrued compensation	847	1,364
Accrued warranty and other	1,273	1,467
Earn-outs payable	618	2,928
Income taxes payable	—	17
Total current liabilities	3,799	7,870

Deferred income taxes	322	290
Income taxes payable	150	175

Shareholders’ equity:
Common stock	49	49
Additional paid-in capital	22,194	22,065
Accumulated other comprehensive income	732	52
Retained earnings	23,047	23,855
	46,022	46,021
Total liabilities and shareholders’ equity	$50,293	$54,356

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2011	2010
Revenue:
Product sales	$3,447	$2,812
Royalties	2,698	2,591
	6,145	5,403

Costs of revenue:
Product sales	1,664	932
Gross profit	4,481	4,471

Operating expenses:
Selling, marketing and product support	2,620	1,856
General and administrative	1,472	1,038
Research and development	1,029	777
Amortization of intangible assets	412	192
	5,533	3,863
Income (loss) from operations	(1,052)	608

Other income (expense), net	4	(36)
Income (loss) before income taxes	(1,048)	572
Income tax expense (benefit)	(240)	170
Net income (loss)	$(808)	$402

Net income (loss) per common share:
Basic	$(0.17)	$0.10
Diluted	$(0.17)	$0.10

Weighted average number of common shares outstanding:
Basic	4,824	3,989
Diluted	4,824	4,089

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three-Month Periods Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$(808)	$402
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	537	312
Stock option expense	94	80
Change in operating assets and liabilities	(1,887)	(571)
Net cash provided by (used in) operating activities	(2,064)	223

Investing activities:
Net purchases of property and equipment	(158)	(135)
Payments of earn-outs	(2,361)	(1,541)
Net sales of investments	313	24
Net cash used in investing activities	(2,206)	(1,652)

Financing activities:
Repayment of bank debt	—	(100)
Proceeds from exercise of stock options	35	61
Net cash provided by (used in) financing activities	35	(39)

Effect of exchange rate changes on cash	315	(41)

Decrease in cash and cash equivalents	(3,920)	(1,509)

Cash and cash equivalents, beginning of period	8,021	14,084
Cash and cash equivalents, end of period	$4,101	$12,575

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2011

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note B: Acquisition

In June 2010, we purchased all of the outstanding equity of CitySync Limited, a privately-held developer and marketer of automatic number plate recognition (ANPR) products. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the business for the 18 months following the acquisition date. Earn-outs will be calculated as of each calendar year end and paid within 90 days thereof. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers and superior performance could lead to a total earn-out of $2 million or higher, as the earn-out is not capped. For 2010, the sellers earned an earn-out of $696,000 which was paid in March 2011. We monitor the estimated fair value of the 2011 earn-out and its associated recorded liability regularly and have determined the estimate has not materially changed from the initial estimate. The determination of the fair value is based on a probabilistic calculation where we assign probabilities to achieving each of the tiers in the period.

The results of CitySync operations are included in the accompanying financial statements since the date of the acquisition. The following pro forma summary presents the results of operations for the three months ended March 31, 2010 as if the acquisition had occurred on January 1, 2009 and includes CitySync based on a January 31 fiscal year end. The pro forma results are not necessarily indicative of the results that would have been achieved had the CitySync acquisition taken place on that date (in thousands, except per share amounts):

Total revenue	$6,851

Net income	262

Net income per share:
Basic	$0.06
Diluted	$0.06

Note C: Goodwill and Intangible Assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd., $8.2 million related to the EIS asset purchase and $5.6 million related to our acquisition of CitySync. Because the goodwill and intangible assets related to the CitySync acquisition are accounted for in Great Britain Pounds, they are impacted by period-end rates of exchange to United States Dollars and therefore may vary in different reporting periods.

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Developed technology (8 year life)	$7,476	$7,364
Trade names (5 to 9 year life)	3,259	3,193
Other intangibles (3 to 8 year life)	1,825	1,774
Less: Accumulated amortization	(3,231)	(2,818)
Total identifiable intangible assets, net	$9,329	$9,513

We expect to recognize amortization expense for the intangible assets in the above table in our years ending December 31 of $1.6 million in each of 2011 and 2012 and $1.3 million in each of 2013, 2014 and 2015. The weighted average amortization period remaining for intangible assets is 6.2 years. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

We monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require an interim impairment evaluation of our goodwill. We have concluded that no triggering events have occurred during the quarter ended March 31, 2011.

Note D: Net Income (Loss) Per Common Share and Comprehensive Income (Loss)

The following table sets forth the computations of basic and diluted net income (loss) per common share for the three-month periods ended March 31, 2011 and 2010 (in thousands, except per share data):

	2011	2010
Numerator:
Net income (loss)	$(808)	$402
Denominator:

Shares used in basic net income (loss) per common share calculation (2011 is net of 57 contingent shares in escrow)	4,824	3,989
Effect of diluted securities:
Employee and director stock options (anti-dilutive for 2011)	—	100
Shares used in diluted net income (loss) per common share calculations	4,824	4,089
Basic net income (loss) per common share	$(0.17)	$0.10
Diluted net income (loss) per common share	$(0.17)	$0.10

Our comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010 was $(128,000) and $361,000, respectively. In each period, the main difference between net income (loss) and comprehensive income (loss) arose from foreign currency translation adjustments.

Note E: Stock-based Compensation

We recorded $94,000 and $80,000 of stock-based compensation in general and administrative expense for the three-month periods ended March 31, 2011 and 2010, respectively. Options to purchase 15,000 shares, at a weighted average exercise price of $13.48, and options to purchase 40,000 shares, at a weighted average exercise price of $12.75, were granted during the three-month periods ended March 31, 2011 and 2010, respectively. We use the Black-Scholes option pricing model to determine the fair value of options. The fair value of options granted were $68,000 and $183,000 during the three-month periods ended March 31, 2011 and 2010, respectively. As of March 31, 2011, $742,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.3 years.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of March 31, 2011, we had 157,500 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	46,000	1.2 years	$1.36	46,000	$1.36
3.00-3.99	38,333	1.5 years	3.13	38,333	3.13
8.00-8.99	48,000	5.6 years	8.63	13,500	8.58
9.00-9.99	169,000	4.1 years	9.20	55,125	9.16
11.00-11.99	15,000	5.6 years	11.19	—	—
12.00-12.99	115,000	4.7 years	12.53	48,250	12.54
13.00-13.99	15,000	5.8 years	13.48	—	—
15.00-15.99	28,000	0.7 years	15.30	28,000	15.30
	474,333	3.8 years	9.26	229,208	8.01

Note F: Segment Information

We disclose segment information in accordance with Accounting Standards Codification 280, Segment Reporting, which defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-makers to determine resource allocation and assess performance. We have three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite Control Products, Inc.), as well as a portion of product sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007 and CitySync is our ANPR product line acquired in the CitySync purchase in June 2010. All segment revenues are derived from external customers.

Our presentation of segments has changed from our previous filings as company-wide organizational changes completed in early 2011 focus the chief operating decision-makers on segment gross profit. The segment information below has been reclassified to reflect these changes. Operating expenses and total assets are not allocated to the segments for internal reporting purposes.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$3,064	$3,009	$961	$2,394	$2,120	$—	$6,145	$5,403
Gross profit	2,905	2,808	441	1,663	1,135	—	4,481	4,471
Amortization of intangible assets	—	—	192	192	220	—	412	192
Intangible assets and goodwill	525	525	11,518	10,621	12,187	—	24,230	11,146

Note G: New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. ASU No. 2009-13 became effective for us on January 1, 2011 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in ASC 820, Fair Value Measurements and Disclosures. We adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6 and became effective on January 1, 2011. Adoption of this pronouncement has not had a significant effect on our consolidated financial statements disclosures.

In September 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, except for the disclosures regarding the activity during a reporting period which became effective on January 1, 2011. Adoption of the pronouncement has not had a significant effect on our consolidated financial statement disclosures.

In December 2010, FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which states that for an entity with reporting units having zero or negative carrying amounts, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. We adopted ASU 2010-28 effective January 1, 2011 and do not expect it to have a significant impact on our consolidated financial statements.

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

•

the continued funding allocations for centralized traffic management services and automated enforcement schemes, which have increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe future growth primarily depends upon:

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

          Non-GAAP Operating Measure. We use non-GAAP net income, which excludes the impact, net of tax, of amortizing the intangible assets from the EIS asset acquisition and the CitySync acquisition and expenses related to these acquisitions, including earn-out adjustments and other unusual items, to analyze our business. Management believes that this non-GAAP operating measure, when shown in conjunction with GAAP measures, facilitates the comparison of our current operating results to historical operating results. We use this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Further, we believe that this non-GAAP measure improves management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

          Reconciliations of GAAP net income to non-GAAP net income are as follows (dollars in thousands, except per share amounts):

	Three-Month Period Ended March 31,
	2011	2010

GAAP net income (loss)	$(808)	$4022
Adjustments to reconcile to non-GAAP net income (loss)
Amortization of intangible assets	412	192
Impact on income taxes of amortization expense	(140)	(65)
Non-GAAP net income (loss)	$(536)	$529

GAAP diluted earnings (loss) per share	$(0.17)	$0.10
Non-GAAP diluted earnings (loss) per share	(0.11)	0.13

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

          Segments. We have three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of product sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007 and CitySync is our ANPR product line acquired in the CitySync purchase in June 2010. All segment revenues are derived from external customers. Total assets are not allocated to the segments for internal reporting purposes.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$3,064	$3,009	$961	$2,394	$2,120	$—	$6,145	$5,403
Gross profit	2,905	2,808	441	1,663	1,135	—	4,481	4,471
Amortization of intangible assets	—	—	192	192	220	—	412	192
Intangible assets and goodwill	525	525	11,518	10,621	12,187	—	24,230	11,146

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Period Ended March 31,		Quarter Over Quarter Change
	2011	2010
Product sales	56.1%	52.0%	22.6%
Royalties	43.9	48.0	4.1
Total revenue	100.0	100.0	13.7
Gross margin–product sales	51.7	66.9	(5.2)
Gross margin–royalties	100.0	100.0	—
Selling, marketing and product support	42.6	34.4	41.2
General and administrative	23.9	19.2	41.8
Research and development	16.7	14.4	32.4
Amortization of intangibles	6.7	3.6	114.6
Income (loss) from operations	(17.1)	11.3	nm
Income tax expense (benefit)	(3.9)	3.1	nm
Net income (loss)	(13.1)	7.4	nm

Total revenue increased to $6.1 million in the three-month period ended March 31, 2011 from $5.4 million in the same period in 2010, an increase of 13.7%. Royalties increased to $2.7 million in the first quarter of 2011 from $2.6 million in the same period in 2010, an increase of 4.1%. Product sales increased to $3.4 million in the first quarter of 2011 from $2.8 million in the same period in 2010, an increase of 22.6%. The increase is due to the addition of the CitySync product line which was partially offset by lower sales of RTMS product and sales in Asia. Revenue for the Autoscope segment increased slightly to $3.1 million in 2011 up from $3.0 million in 2010. Revenue for the RTMS segment decreased to $1.0 million in 2011 from $2.4 million in 2010. The decrease resulted mainly as a result of decreased sales in North America and Asia and reflects the variable nature of our product sales, especially in our seasonally slowest quarter.

Gross margins for product sales decreased to 51.7% in the three months ended March 31, 2011 from 66.9% in the same period in 2010. The decrease resulted mainly from a negative revenue mix shift, including CitySync, which typically earns lower margins than RTMS or Autoscope, and a high percentage of third party product, and the impact of fixed manufacturing costs on decreased volume, especially for RTMS. Gross margins on royalty income remained consistent at 100.0% in each of the first quarters of 2011 and 2010.

Selling, marketing and product support expense increased to $2.6 million, or 42.6% of total revenue, in the first three months of 2011 from $1.9 million, or 34.4% of total revenue, in the first three months of 2010. The change related mainly to the addition of CitySync operations but also reflected investments in market expansion activities in Europe and Asia. We anticipate that for the remainder of 2011, the dollar amount of our quarterly selling, marketing and product support expense will increase slightly from the 2011 first quarter level.

General and administrative expense increased to $1.5 million, or 23.9% of total revenue, in the first quarter of 2011, up from $1.0 million, or 19.2% of total revenue, in the same period in 2010. The increase related mostly to the addition of CitySync operations. We anticipate that for the remainder of 2011, the dollar amount of our quarterly general and administrative expense will remain at levels similar to or slightly higher than that of the first quarter of 2011.

Research and development expense increased to $1.0 million, or 16.7% of total revenue, in the first quarter of 2011, up from $777,000, or 14.4% of total revenue, in the same period in 2010. The increase related mostly to the addition of CitySync operations. We anticipate that for the remainder of 2011, the dollar amount of our quarterly research and development expense will increase from the first quarter of 2011 level.

Amortization of intangibles expense was $412,000 in the first quarter of 2011 and reflects the amortization of intangible assets acquired in the EIS asset purchase and CitySync acquisition. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $1.6 million for all of 2011.

Other income was $4,000 in 2011 compared to other expense of $36,000 in the first quarter of 2010. In 2010, there was bank debt outstanding for the first quarter.

Income tax benefit was $240,000, or 22.9% of pretax loss, in the first quarter of 2011, compared to income tax expense of $170,000, or 29.7% of pretax income, in the comparable quarter of 2010. We anticipate an effective tax rate of below 25% for all of 2011.

Liquidity and Capital Resources

At March 31, 2011, we had $4.1 million in cash and cash equivalents and $3.6 million in short-term investments, compared to $8.0 million in cash and cash equivalents and $4.0 million in short-term investments at December 31, 2010.

Net cash used by operating activities in the three-month period ended March 31, 2011 was $2.1 million, compared to net cash provided of $223,000 in the same period of 2010. The decrease in 2011 was due mainly to a combination of the 2011 loss and a greater change in payables and accruals in the 2011 quarter as compared to the same period of 2010. We anticipate that average receivable collection days in 2011 will be similar to 2010 and will not have a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2011. In addition to equipment purchases, in 2011 we paid 2010 related earn-out liabilities of $2.4 million to the sellers of the EIS assets and CitySync.

We have a revolving line of credit agreement with Associated Bank, National Association, or Associated Bank. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by the bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula, which is a percentage of the amounts of eligible receivables. The line of credit currently has no borrowings outstanding and matures on May 1, 2012. We believe that on an ongoing basis, we will have regular availability to draw a minimum of $3.0 million on our line of credit based on our qualifying assets.

In conjunction with our acquisition of CitySync, the sellers have an earn-out arrangement over approximately 18 months from the June 2010 date of purchase. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers and superior performance could lead to a total earn-out of $2 million or higher, as the earn-out is not capped. Earn-out payments are due within three months of the end of an earn-out period. Based on the 2010 results, the sellers received a $696,000 earn-out for the first period which ran from the June acquisition date to December 31, 2010. The payment was made in March 2011, and the remaining liability recorded on our balance sheet as of March 31, 2011 is the estimate for the second period earn-out which runs from January 1, 2011 to December 31, 2011.

We believe that cash and cash equivalents on hand at March 31, 2011, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the CitySync earn-out, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies used in preparing our interim 2011 Condensed Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

New and Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. ASU No. 2009-13 became effective for us on January 1, 2011 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in ASC 820, Fair Value Measurements and Disclosures. We adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6 and became effective on January 1, 2011. Adoption of this pronouncement has not had a significant effect on our consolidated financial statements disclosures.

In September 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, except for the disclosures regarding the activity during a reporting period which became effective on January 1, 2011. Adoption of the pronouncement has not had a significant effect on our consolidated financial statement disclosures.

In December 2010, FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which states that for an entity with reporting units having zero or negative carrying amounts, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. We adopted ASU 2010-28 effective January 1, 2011 and do not expect it to have a significant impact on our consolidated financial statements.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2011:

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

Image Sensing Systems, Inc.

Dated: May 12, 2011	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2011	By:	/s/ Gregory R.L. Smith
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