Form 10-Q
period 2011-06-30
IMAGE SENSING SYSTEMS INC
filed 2011-08-12
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011

Common Stock, $0.01 par value per share	4,892,119 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$5,034	$8,021
Investments	3,180	3,954
Accounts receivable, net	9,945	10,137
Inventories	5,279	4,649
Prepaid expenses and other receivables	2,269	2,017
Deferred income taxes	199	230
Total current assets	25,906	29,008

Property and equipment, net	1,295	1,122

Goodwill and intangible assets	23,826	24,226
Total assets	$51,027	$54,356

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,217	$2,094
Accrued compensation	888	1,364
Accrued warranty and other	1,458	1,467
Earn-outs payable	618	2,928
Income taxes payable	98	17
Total current liabilities	4,279	7,870

Deferred income taxes	323	290
Income taxes payable	150	175

Shareholders’ equity:
Common stock	49	49
Additional paid-in capital	22,318	22,065
Accumulated other comprehensive income	651	52
Retained earnings	23,257	23,855
	46,275	46,021
Total liabilities and shareholders’ equity	$51,027	$54,356

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010

Revenue:
Product sales	$5,085	$3,397	$8,532	$6,209
Royalties	3,017	3,187	5,715	5,778
	8,102	6,584	14,247	11,987
Costs of revenue (exclusive of amortization shown below):
Product sales	2,159	1,510	3,823	2,442
Gross profit	5,943	5,074	10,424	9,545

Operating expenses:
Selling, marketing and product support	2,638	2,146	5,258	4,002
General and administrative	1,534	938	3,006	1,976
Research and development	999	834	2,028	1,611
Acquisition related expenses	—	527	—	527
Amortization of intangible assets	414	216	826	408
	5,585	4,661	11,118	8,524
Income (loss) from operations	358	413	(694)	1,021

Other income (expense), net	2	(36)	6	(72)
Income (loss) before income taxes	360	377	(688)	949
Income tax expense (benefit)	150	10	(90)	180
Net income (loss)	$210	$367	$(598)	$769

Net income (loss) per common share:
Basic	$0.04	$0.08	$(0.12)	$0.18
Diluted	$0.04	$0.08	$(0.12)	$0.17

Weighted average number of common shares outstanding:
Basic	4,828	4,676	4,826	4,333
Diluted	4,916	4,751	4,826	4,420

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six-Month Periods Ended June 30,
	2011	2010
Operating activities:
Net (loss) income	$(598)	$769
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	1,078	653
Stock option expense	202	164
Change in operating assets and liabilities, net of acquisition	(2,291)	(856)
Net cash provided by (used in) operating activities	(1,609)	730

Investing activities:
Net purchases of property and equipment	(441)	(209)
Cash paid to sellers of CitySync equity	—	(7,871)
Repayment of CitySync seller loans	—	(445)
Payment of earn-outs	(2,361)	(1,541)
Net sales of investments	774	514
Net cash used in investing activities	(2,028)	(9,552)

Financing activities:
Net proceeds from common stock offering	—	8,818
Repayment of bank debt	—	(200)
Proceeds from exercise of stock options	51	80
Net cash provided by financing activities	51	8,698

Effect of exchange rate changes on cash	599	(299)

Decrease in cash and cash equivalents	(2,987)	(423)

Cash and cash equivalents, beginning of period	8,021	14,084
Cash and cash equivalents, end of period	$5,034	$13,661

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2011

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note B: Acquisitions

In June 2010, we purchased all of the outstanding equity of CitySync Limited, a privately-held developer and marketer of automatic number plate recognition (ANPR) products. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the business for the 18 months following the acquisition date. Earn-outs are calculated as of each calendar year end and paid within 90 days thereof. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers and superior performance could lead to a total earn-out of $2 million or higher, as the earn-out is not capped. For 2010, the sellers earned $696,000 which was paid in March 2011. We monitor the estimated fair value of the 2011 earn-out and its associated recorded liability on a quarterly basis and have determined the estimate has not materially changed from the initial estimate. The determination of the fair value is based on a probabilistic calculation where we assign probabilities to achieving each of the tiers in the period.

The results of CitySync operations are included in the accompanying financial statements since the date of the acquisition. The pro forma results are not necessarily indicative of the results that would have been achieved had the CitySync acquisition taken place on January 1, 2009. The table below includes our results for the periods as shown and for CitySync based on a January fiscal year (in thousands, except per share data):

	Three-Months Ended June 30, 2010	Six-Months Ended June 30, 2010
Total revenue	$7,543	$14,394
Net income	35	297
Net income per share:
Basic	$0.01	$0.07
Diluted	$0.01	$0.07

Note C: Goodwill and Intangible Assets

Goodwill consists of $1.1 million related to our acquisition of Flow Traffic Ltd.; $8.2 million related to the Electronic Integrated Systems, Inc. (EIS) asset purchase and $5.6 million related to our acquisition of CitySync. Because the goodwill and intangible assets related to the CitySync acquisition are accounted for in Great Britain Pounds, they are impacted by period-end rates of exchange to United States Dollars and therefore may vary in different reporting periods.

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2011	December 31, 2010
Developed technology (8 year life)	$7,510	$7,364
Trade names (5 to 9 year life)	3,279	3,193
Other intangibles (3 to 8 year life)	1,841	1,774
Less: Accumulated amortization	(3,708)	(2,818)
Total identifiable intangible assets, net	$8,922	$9,513

We expect to recognize amortization expense for the intangible assets in the above table in each of our years ending December 31, of $1.6 million in each of 2011 and 2012, and $1.3 million in each of 2013, 2014 and 2015. The weighted average amortization period remaining for intangible assets is 5.9 years. Goodwill and intangible assets related to the EIS asset purchase are deductible for tax purposes over 15 years.

We monitor on a quarterly basis our carrying value, the market capitalization of our stock and other variables to determine whether a triggering event has occurred that would require an interim impairment evaluation of our goodwill. We have concluded that no triggering events have occurred during the quarter ended June 30, 2011. Additionally, we performed our annual impairment test on the goodwill related to our CitySync acquisition as of April 1, 2011 and determined that no impairment existed. Our Flow Traffic subsidiary related goodwill is tested for impairment on December 31 of each year, and the EIS asset purchase related goodwill is tested on October 1 of each year.

Note D: Warranties

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2011	2010
Warranty liability at beginning of period	$624	$289
Provisions for estimated future warranty obligations	90	116
Costs incurred for warranties honored	(156)	(103)
Warranty liability at end of period	$558	$302

Note E: Net Income (Loss) Per Common Share and Comprehensive Income

The following table sets forth the computations of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$210	$367	$(598)	$769
Denominator:
Shares used in basic net income per common share calculation (2011 is net of 57 contingent shares in escrow)	4,828	4,676	4,826	4,333
Effect of diluted securities:
Employee and director stock options	88	75	—	87
Shares used in diluted net income (loss) per common share calculations	4,916	4,751	4,826	4,420
Basic net income (loss) per common share	$0.04	$0.08	$(0.12)	$0.18
Diluted net income (loss) per common share	$0.04	$0.08	$(0.12)	$0.17

Our comprehensive income for the three-month periods ended June 30, 2011 and 2010 was $129,000 and $109,000, respectively, and for the six-month periods ended June 30, 2011 and 2010 was $1,000 and $470,000, respectively. In each period, the main difference between net income and comprehensive income arose from foreign currency translation adjustments.

Note F: Stock-based Compensation

We recorded $202,000 and $164,000 of stock-based compensation in general and administrative expense for the six-month periods ended June 30, 2011 and 2010, respectively. Options to purchase 68,000 and 20,000 shares at a weighted average exercise price of $12.51 and $12.50, and options to purchase 83,000 and 60,000 shares at a weighted average exercise price of $12.69 and $12.67, were granted during the three-month and six-month periods ended June 30, 2011 and 2010, respectively. We use the Black-Scholes option pricing model to determine the fair value of options. The fair value of options granted were $266,000 and $38,000 during the three-month periods ended June 30, 2011 and 2010, respectively, and the fair value of options granted were $334,000 and $221,000 during the six-month periods ended June 30, 2011 and 2010, respectively. As of June 30, 2011, $844,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.5 years.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of June 30, 2011, we had 113,000 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	44,000	1.0 years	$1.35	44,000	$1.35
3.00-3.99	38,333	1.3 years	3.13	38,333	3.13
8.00-8.99	48,000	5.4 years	8.63	27,000	8.58
9.00-9.99	166,000	3.8 years	9.20	89,750	9.18
10.00-10.99	20,000	5.9 years	10.15	4,000	10.15
11.00-11.99	15,000	5.4 years	11.19	—	—
12.00-12.99	105,000	4.4 years	12.58	68,250	12.53
13.00-13.99	63,000	6.7 years	10.28	—	—
15.00-15.99	16,000	0.9 years	15.00	16,000	15.00
	515,333	4.2 years	9.12	287,333	8.25

Note G: Segment Information

We disclose segment information in accordance with FASB Accounting Standards Codification (ASC) 280, Segment Reporting, which defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-makers to determine resource allocation and assess performance. We have three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite Control Products, Inc.), as well as a portion of products sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007 and CitySync is our Automatic Number Plate Recognition (ANPR) System product line acquired in the CitySync purchase in June 2010. All segment revenues are derived from external customers.

Our presentation of segments in fiscal 2011 has changed from our previous filings as company-wide organizational changes completed in early 2011 focus the chief operating decision-makers on segment gross profit. The segment information below has been reclassified to reflect these changes. Operating expenses and total assets are not allocated to the segments for internal reporting purposes.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended June 30, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$3,699	$4,197	$3,112	$2,078	$1,291	$309	$8,102	$6,584
Gross profit	3,418	3,847	1,891	1,072	634	155	5,943	5,074
Amortization of intangible assets	—	—	192	192	222	24	414	216
Intangible assets and goodwill	525	525	11,326	10,429	11,975	10,024	23,826	20,978

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the six-month periods ended June 30, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$6,763	$7,206	$4,073	$4,472	$3,411	$309	$14,247	$11,987
Gross profit	6,323	6,655	2,332	2,735	1,769	155	10,424	9,545
Amortization of intangible assets	—	—	384	384	442	24	826	408
Intangible assets and goodwill	525	525	11,326	10,429	11,975	10,024	23,826	20,978

Note H: Related Party Transaction

All of our royalty revenue is earned through our agreement with Econolite Control Products, Inc. (“Econolite”), one of our significant customers. During the quarter ended June 30, 2011, the Chief Executive Officer of the parent company of Econolite was elected to our Board of Directors.

Note I: New and Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in ASC 820, Fair Value Measurement. We adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6 and became effective on January 1, 2011. Adoption of this pronouncement has not had a significant effect on our consolidated financial statements.

In September 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, except for the disclosures regarding the activity during a reporting period, which became effective on January 1, 2011. Adoption of the pronouncement has not had a significant effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which states that for an entity with reporting units having zero or negative carrying amounts, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. We adopted ASU 2010-28 effective January 1, 2011 and the adoption has not had a significant impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance related to fair value measurement. The purpose of this guidance is to achieve commonality between US GAAP and IFRS pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment becomes effective for annual periods beginning after December 15, 2011. We do not believe this will have a material impact on our disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amendments are to be applied retrospectively, with early adoption permitted.

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

          Reconciliations of GAAP net income to non-GAAP net income are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010

GAAP net income (loss)	$210	$367	$(598)	$769
Adjustments to reconcile to non-GAAP net income (loss)
Acquisition related expenses	—	527	—	527
Amortization of intangible assets	414	216	826	408
Impact on income taxes of amortization expense	(140)	(65)	(280)	(130)
Non-GAAP net income (loss)	$484	$1,045	$(52)	$1,574

GAAP diluted earnings (loss) per share	$0.04	$0.08	$(0.12)	$0.17
Non-GAAP diluted earnings (loss) per share	0.10	0.22	(0.01)	0.36

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

          Segments. We have three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of product sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007, and CitySync is our ANPR product line acquired in the CitySync purchase in June 2010. All segment revenues are derived from external customers. Total assets are not allocated to the segments for internal reporting purposes.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended June 30, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$3,699	$4,197	$3,112	$2,078	$1,291	$309	$8,102	$6,584
Gross profit	3,418	3,847	1,891	1,072	634	155	5,943	5,074
Amortization of intangible assets	—	—	192	192	222	24	414	216
Intangible assets and goodwill	525	525	11,326	10,429	11,975	10,024	23,826	20,978

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the six-month periods ended June 30, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$6,763	$7,206	$4,073	$4,472	$3,411	$309	$14,247	$11,987
Gross profit	6,323	6,655	2,332	2,735	1,769	155	10,424	9,545
Amortization of intangible assets	—	—	384	384	442	24	826	408
Intangible assets and goodwill	525	525	11,326	10,429	11,975	10,024	23,826	20,978

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended June 30,		Quarter Over Quarter Change
	2011	2010
Product sales	62.8%	51.6%	49.7%
Royalties	37.2	48.4	(5.3)
Total revenue	100.0	100.0	23.1
Gross profit – product sales	57.5	55.5	55.1
Gross profit – royalties	100.0	100.0	(5.3)
Selling, marketing and product support	32.6	32.6	22.9
General and administrative	18.9	14.2	63.5
Research and development	12.3	12.7	19.8
Acquisition related expenses	—	8.0	nm
Amortization of intangible assets	5.1	3.3	91.7
Income from operations	4.4	6.3	(13.3)
Income tax expense	1.9	0.2	1,400.0
Net income	2.6	5.6	(42.8)

	Six-Month Periods Ended June 30,		Period Over Period Change
	2011	2010
Product sales	59.9%	51.8%	37.4%
Royalties	40.1	48.2	(1.1)
Total revenue	100.0	100.0	18.9
Gross profit – product sales	55.2	60.7	25.0
Gross profit – royalties	100.0	100.0	(1.1)
Selling, marketing and product support	36.9	33.4	31.4
General and administrative	21.1	16.5	52.1
Research and development	14.2	13.4	25.9
Acquisition related expenses	—	4.4	nm
Amortization of intangible	5.8	3.4	102.5
Income (loss) from operations	(4.9)	8.5	nm
Income tax expense (benefit)	(0.6)	1.5	nm
Net income (loss)	(4.2)	6.4	nm

Total revenue increased to $8.1 million in the three-month period ended June 30, 2011 from $6.6 million in the same period in 2010, an increase of 23.1%, and to $14.2 million in the first half of 2011 from $12.0 million in the same period in 2010, an increase of 18.9%. Royalties decreased to $3.0 million in the second quarter of 2011 from $3.2 million in the same period of 2010, a decrease of 5.3%, and they decreased to $5.7 million in the first half of 2011 from $5.8 million in the same period in 2010, a decrease of 1.1%. Product sales increased to $5.1 million in the second quarter of 2011 from $3.4 million in the same period in 2010, an increase of 49.7%, and they increased to $8.5 million in the first half of 2011 from $6.2 million in the same period in 2010, an increase of 37.4%. The increases in product sales in both the quarter and first half of 2011 were due predominantly to the addition of the CitySync product line for which we first recorded revenue in June 2010. This was offset partially in the first half of 2011 by decreased revenue in Asia. Revenue for the Autoscope segment decreased in the three-month period ended June 30, 2011 to $3.7 million from $4.2 million in 2010 and in the first half of 2011 to $6.8 million from $7.2 million in 2010 and is reflective of lower sales in Asia. Revenue for the RTMS segment increased in the three-month period ended June 30, 2011 to $3.1 million in 2011 from $2.1 million in 2010 and decreased in the first half of 2011 to $4.1 million from $4.5 million in 2010. RTMS recovered from an unusually difficult first quarter of 2011 but were still down for the first half of 2011 due to weakness in Asia.

Gross margins for product sales increased to 57.5% in the three months ended June 30, 2011 from 55.5% in the same period in 2010, and decreased to 55.2% in the first half of 2011 from 60.7% in the same period in 2010. Gross margins for the CitySync product line have historically been lower than gross margins for the Autoscope and RTMS product lines and therefore the mix of the product lines in any given period can result in varying margins. Gross margins on royalty income remained consistent at 100.0% in each of the periods of 2011 and 2010.

Selling, marketing and product support expense increased to $2.6 million, or 32.6% of total revenue, in the three months ended June 30, 2011 from $2.1 million, or 32.6% of total revenue, in the second quarter of 2010, and to $5.3 million, or 36.9% of total revenue, in the first half of 2011 from $4.0 million, or 33.4% of total revenue, in the first half of 2010. The changes related mainly to the addition of CitySync operations but also reflected investments in market expansion activities in Europe and Asia. We anticipate that for the remainder of 2011, the dollar amount of our quarterly selling, marketing and product support expense will increase slightly from the first half of 2011.

General and administrative expense increased to $1.5 million, or 18.9% of total revenue, in the three months ended June 30, 2011, from $938,000, or 14.2% of total revenue, in the same period in 2010, and to $3.0 million, or 21.1% of total revenue, in the first half of 2011, from to $2.0 million, or 16.5% of total revenue, in the same period in 2010. The increases related mostly to the addition of CitySync operations. We anticipate that for the remainder of 2011, the dollar amount of our quarterly general and administrative expense will remain at levels similar to that of the first half of 2011.

Research and development expense increased to $1.0 million, or 12.3% of total revenue, in the second quarter of 2011, from $834,000, or 12.7% of total revenue, in the same period in 2010, and to $2.0 million, or 14.2% of total revenue, in the first half of 2011, from $1.6 million, or 13.4% of total revenue, in the same period in 2010. The increases related mostly to the addition of CitySync operations. We anticipate that for the remainder of 2011, the dollar amount of our quarterly research and development expense will increase from the 2011 second quarter level.

Amortization of intangibles expense was $414,000 in the second quarter of 2011 and $826,000 in the first half of 2011, and reflects the amortization of intangible assets acquired in the EIS asset purchase and CitySync acquisition. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $1.6 million for all of 2011.

Other income was $2,000 and $6,000 in the second quarter and first half of 2011, respectively, as compared to other expense of $36,000 and $72,000, respectively, in the same periods in 2010. For the first half of 2010, there was bank debt outstanding.

Income tax expense was $150,000, or 41.7% of pretax income, in the second quarter of 2011, compared to $10,000, or 2.7% of pretax income, in the comparable quarter of 2010. There was an income tax benefit of $90,000, or 13.1% of pretax loss, in the first half of 2011, compared to income tax expense of $180,000, or 19.0% of pretax income, in the comparable period of 2010. The wide range of rates reflects the impact of various tax credits (mostly research and development). We anticipate an effective tax rate below 25% for all of 2011.

Liquidity and Capital Resources

At June 30, 2011, we had $5.0 million in cash and cash equivalents and $3.2 million in short-term investments, compared to $8.0 million in cash and cash equivalents and $4.0 million in short-term investments at December 31, 2010.

Net cash used in operating activities in the six-month period ended June 30, 2011 was $1.6 million, compared to net cash provided of $730,000 in the same period of 2010. The decrease in 2011 was due mainly to a combination of the year to date loss and increased accounts receivable and inventory levels in 2011. We anticipate that average receivable collection days in 2011 will be similar to 2010 and will not have a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2011. In addition to equipment purchases, in 2011 we paid 2010 related earn-out liabilities of $2.4 million to the sellers of the EIS assets and CitySync.

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

In conjunction with our acquisition of CitySync, the sellers have an earn-out arrangement over approximately 18 months from the June 2010 date of purchase. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers and superior performance could lead to a total earn-out of $2 million or higher, as the earn-out is not capped. Earn-out payments are due within three months of the end of an earn-out period. Based on the 2010 results, the sellers received a $696,000 earn-out for the first period which ran from the June acquisition date to December 31, 2010. The payment was made in March 2011, and the remaining liability recorded on our balance sheet as of June 30, 2011 is the estimate for the second period earn-out which runs from January 1, 2011 to December 31, 2011.

We believe that cash and cash equivalents on hand at June 30, 2011, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the CitySync earn-out, investing activities, and other cash requirements for the foreseeable future.

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

New and Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in ASC 820, Fair Value Measurement. We adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6 and became effective on January 1, 2011. Adoption of this pronouncement has not had a significant effect on our consolidated financial statements.

In September 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, except for the disclosures regarding the activity during a reporting period, which became effective on January 1, 2011. Adoption of the pronouncement has not had a significant effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which states that for an entity with reporting units having zero or negative carrying amounts, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. We adopted ASU 2010-28 effective January 1, 2011 and the adoption has not had a significant impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance related to fair value measurement. The purpose of this guidance is to achieve commonality between US GAAP and IFRS pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment becomes effective for annual periods beginning after December 15, 2011. We do not believe this will have a material impact on our disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amendments are to be applied retrospectively, with early adoption permitted.

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

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2011:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 12, 2011	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: August 12, 2011	By:	/s/ Gregory R.L. Smith
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.