Form 10-Q
period 2011-09-30
IMAGE SENSING SYSTEMS INC
filed 2011-11-10
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011

Common Stock, $0.01 par value per share	4,896,619 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$4,142	$8,021
Investments	2,680	3,954
Accounts receivable, net	10,235	10,137
Inventories	6,406	4,649
Prepaid expenses and other receivables	2,177	2,017
Deferred income taxes	199	230
Total current assets	25,839	29,008

Property and equipment, net	1,340	1,122

Deferred income taxes	2,712	—
Goodwill and intangible assets	11,498	24,226
Total assets	$41,389	$54,356

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,392	$2,094
Accrued compensation	881	1,364
Accrued warranty and other	1,441	1,467
Earn-outs payable	603	2,928
Income taxes payable	—	17
Total current liabilities	4,317	7,870

Deferred income taxes	—	290
Income taxes payable	36	175

Shareholders’ equity:
Common stock	49	49
Additional paid-in capital	22,443	22,065
Accumulated other comprehensive income	17	52
Retained earnings	14,527	23,855
	37,036	46,021
Total liabilities and shareholders’ equity	$41,389	$54,356

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010

Revenue:
Product sales	$4,085	$5,677	$12,617	$11,886
Royalties	3,337	3,444	9,052	9,222
	7,422	9,121	21,669	21,108
Costs of revenue (exclusive of amortization shown below):
Product sales	1,775	2,155	5,598	4,597
Gross profit	5,647	6,966	16,071	16,511

Operating expenses:
Selling, marketing and product support	2,616	2,586	7,874	6,588
General and administrative	1,743	1,307	4,749	3,283
Research and development	1,091	989	3,119	2,600
Acquisition related expenses	—	—	—	527
Goodwill impairment	11,685	—	11,685	—
Amortization of intangible assets	417	411	1,243	819
	17,552	5,293	28,670	13,817
Income (loss) from operations	(11,905)	1,673	(12,599)	2,694

Other income (expense), net	1	(74)	7	(146)
Income (loss) before income taxes	(11,904)	1,599	(12,592)	2,548
Income tax expense (benefit)	(3,174)	472	(3,264)	652
Net income (loss)	$(8,730)	$1,127	$(9,328)	$1,896

Net income (loss) per common share:
Basic	$(1.81)	$0.23	$(1.93)	$0.42
Diluted	$(1.81)	$0.23	$(1.93)	$0.41

Weighted average number of common shares outstanding:
Basic	4,836	4,805	4,826	4,471
Diluted	4,836	4,911	4,826	4,584

See accompanying notes.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine-Month Periods Ended September 30,
	2011	2010
Operating activities:
Net (loss) income	$(9,328)	$1,896
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	1,620	1,157
Goodwill impairment	11,685	—
Stock option expense	308	251
Change in operating assets and liabilities, net of acquisition	(6,546)	(2,566)
Net cash provided by (used in) operating activities	(2,261)	738

Investing activities:
Net purchases of property and equipment	(566)	(224)
Purchase of CitySync	—	(7,871)
Repayment of CitySync seller loans	—	(445)
Payment of earn-outs	(2,361)	(1,541)
Net sales of investments	1,274	345
Net cash used in investing activities	(1,653)	(9,736)

Financing activities:
Net proceeds from common stock offering	—	8,818
Repayment of bank debt	—	(4,556)
Proceeds from exercise of stock options	70	87
Net cash provided by financing activities	70	4,349

Effect of exchange rate changes on cash	(35)	(74)

Decrease in cash and cash equivalents	(3,879)	(4,723)

Cash and cash equivalents, beginning of period	8,021	14,084
Cash and cash equivalents, end of period	$4,142	$9,361

See accompanying notes.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2011

Note A: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Image Sensing Systems, Inc. (referred to herein as “we,” the “Company,” “us” and “our”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q, which requires Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated.

Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC.

Revenue Recognition
The Company recognizes revenue on a sales arrangement when it is realized or realizable and earned, which occurs when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery and title transfer has occurred or services have been rendered; the sales price is fixed and determinable; collectability is reasonably assured; and all significant obligations to the customer have been fulfilled.

Certain products may contain multiple elements for revenue recognition purposes. The Company considers each deliverable that provides value to the customer on a standalone basis a separable element. Separable elements in these arrangements may include the hardware, software, installation services, training and support. The Company initially allocates consideration to each separable element using the relative selling price method. Selling prices are determined by the Company based on either vendor-specific objective evidence (“VSOE”) (the actual selling prices of similar products and services sold on a standalone basis) or, in the absence of VSOE, the Company’s best estimate of the selling price. Factors considered by the Company in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by the Company to provide the deliverable, as well as the Company’s historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement. Under arrangements where special acceptance protocols exist, installation services and training may not be considered separable. Under those circumstances, revenue for the entire arrangement is recognized upon the completion of installation, training and fulfillment of any other significant obligations specific to the terms of the arrangement. Arrangements that do not contain any separable elements are typically recognized when the products are shipped and title has transferred to the customer.

Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts.

Royalty income is recognized based upon a monthly royalty report provided to us by Econolite Control Products, Inc. (Econolite), a licensee that sells certain of our products in North America, the Caribbean and Latin America.

The royalty is calculated using a profit sharing model where we split evenly the gross profit on licensed products shipped or delivered by Econolite to its customers.

We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based on historical sales returns and changes in end user demand.

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Note B: Acquisitions

In June 2010, we purchased all of the outstanding equity of CitySync Limited, a privately-held developer and marketer of automatic number plate recognition (ANPR) products. As part of the purchase agreement, the sellers are eligible to receive an earn-out based on the performance of the business for the 18 months following the acquisition date. Earn-outs are calculated as of each calendar year end and paid within 90 days thereof. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers and superior performance could lead to a total earn-out of $2 million or higher, as the earn-out is not capped. For 2010, the sellers earned $696,000, which was paid in March 2011. We monitor the estimated fair value of the 2011 earn-out and its associated recorded liability on a quarterly basis and have determined the estimate has not materially changed from the initial estimate. The determination of the fair value is based on a probabilistic calculation where we assign probabilities to achieving each of the tiers in the period.

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

	Three-Months Ended September 30, 2010	Nine-Months Ended September 30, 2010
	(actual)	(pro forma)
Total revenue	$9,121	$23,515
Net income	1,127	1,399
Net income per share:
Basic	$0.23	$0.31
Diluted	$0.23	$0.30

Note C: Goodwill and Intangible Assets

Because the goodwill and intangible assets related to the CitySync acquisition are accounted for in Great Britain Pounds, they are impacted by period-end rates of exchange to United States Dollars and therefore may vary in different reporting periods.

Goodwill consisted of the following reporting units (dollars in thousands):

	September 30, 2011	December 31, 2010
Flow Traffic Ltd.	$—	$1,050
CitySync	1,767	5,424
RTMS	1,372	8,239
Total goodwill	$3,139	$14,713

The Company applies a fair value based impairment test to the net book value of goodwill for each reporting unit on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. In the third quarter of 2011 the Company experienced a significant and sustained decline in its stock price. The decline in stock resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets. As a result, the Company concluded a triggering event had occurred and performed an impairment test of goodwill for each reporting unit as of the end of the third quarter of 2011.

Based on the results of the Company’s initial assessment of impairment of its goodwill (step 1), it was determined that the carrying value of each reporting unit exceeded its estimated fair value. Therefore, the Company performed a second step of the impairment assessment to determine the implied fair value of goodwill. In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value.

The Company recorded goodwill impairment charges in the third quarter of 2011 of $1.1 million, $3.7 million, and $6.9 million for the Flow Traffic Ltd., CitySync and RTMS reporting units, respectively.

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2011	December 31, 2010
Developed technology (8 year life)	$7,391	$7,364
Trade names (5 to 9 year life)	3,210	3,193
Other intangibles (3 to 8 year life)	1,787	1,774
Less: Accumulated amortization	(4,029)	(2,818)
Total identifiable intangible assets, net	$8,359	$9,513

We expect to recognize amortization expense for the intangible assets described in the above table in each of our years ending December 31 of $1.7 million in each of 2011 and 2012, and $1.3 million in each of 2013, 2014 and 2015. The weighted average amortization period remaining for intangible assets is 5.3 years.

In connection with the triggering event discussed above, during the third quarter of 2011, the Company reviewed its long-lived assets and determined that none of its long-lived assets were impaired for its asset groups. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups, which were greater than their carrying values. As required under GAAP, this impairment analysis occurred before the goodwill impairment assessment.

The evaluation of the recoverability of long-lived assets requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the identification of the asset group at the lowest level of independent cash flows and the primary asset of the group; and long-range forecasts of revenue, reflecting management’s assessment of general economic and industry conditions, operating income, depreciation and amortization and working capital requirements.

Note D: Fair Value Measurements and Investments

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – observable inputs such as quoted prices in active markets;
•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Investments are comprised of high-grade municipal bonds, U.S. government securities and commercial paper and are classified as Level 1, as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

The amortized cost and market value of the Company’s available-for-sale securities by major security type were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Cost	Fair Value	Cost	Fair Value
U.S. government securities	$—	$—	$423	$422
Municipal bonds	1,364	1,356	2,233	2,217
Commercial paper	1,338	1,324	1,330	1,315
	$2,702	$2,680	$3,986	$3,954

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and have historically been measured and recognized at amounts equal to the fair value determined as of the date of acquisition.

Periodically, these nonfinancial assets are tested for impairment, by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the quarter ended September 30, 2011, certain of these nonfinancial assets were deemed to be impaired (see Note C) and the Company recognized an impairment loss equal to the amount by which the carrying value of each reporting unit, exceeded their estimated fair value. Fair value measurements of the reporting units were estimated using certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions.

Financial Instruments not Measured at Fair Value

Certain of the Company’s financial instruments are not measured at fair value but nevertheless are recorded at carrying amounts approximating fair value, based on their short-term nature. These financial instruments include cash and cash equivalents, accounts receivable and accounts payable.

Note E: Warranties

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2011	2010
Warranty liability at beginning of period	$624	$289
Provisions for estimated future warranty obligations	45	286
Costs incurred for warranties honored	(221)	(178)
Warranty liability at end of period	$448	$397

Note F: Net Income (Loss) Per Common Share and Comprehensive Income

The following table sets forth the computations of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(8,730)	$1,127	$(9,328)	$1,896
Denominator:
Shares used in basic net income per common share calculation (2011 is net of 57 contingent shares in escrow)	4,836	4,805	4,826	4,471
Effect of diluted securities:
Contingent shares in escrow		56		38
Employee and director stock options	—	50	—	75
Shares used in diluted net income (loss) per common share calculations	4,836	4,911	4,826	4,584
Basic net income (loss) per common share	$(1.81)	$0.23	$(1.93)	$0.42
Diluted net income (loss) per common share	$(1.81)	$0.23	$(1.93)	$0.41

Our comprehensive income (loss) for the three-month periods ended September 30, 2011 and 2010 was ($9.3) million and $1.3 million, respectively, and for the nine-month periods ended September 30, 2011 and 2010 was ($9.4) million and $1.8 million, respectively. In each period, the main difference between net income (loss) and comprehensive income (loss) arose from foreign currency translation adjustments.

Note G: Stock-based Compensation

We recorded $308,000 and $251,000 of stock-based compensation in general and administrative expense for the nine-month periods ended September 30, 2011 and 2010, respectively. Options to purchase 63,000 shares at a weighted average exercise price of $7.48, and options to purchase 146,000 shares at a weighted average exercise price of $10.44, were granted during the three-month and nine-month periods ended September 30, 2011, respectively. No options were granted in the third quarter of 2010. Options to purchase 60,000 shares at a weighted average exercise price of $12.67 were granted during the nine-month period ended September 30, 2011. We use the Black-Scholes option pricing model to determine the fair value of options. The fair value of options granted were $165,000 and $499,000 during the three and nine-month periods ended September 30, 2011, respectively. As of September 30, 2011, $902,000 of total unrecognized compensation expense related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.6 years.

The Company’s stock options generally vest over three to five years of service and have a contractual life of six to ten years. As of September 30, 2011, we had 52,000 shares available for grants under the 2005 Stock Incentive Plan.

The following table summarizes information about the stock options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30-1.99	34,000	0.7 years	$1.36	34,000	$1.36
3.00-3.99	38,333	1.0 years	3.13	38,333	3.13
6.00-6.99	18,000	10.0 years	6.58	—	—
7.00-7.99	25,000	5.9 years	7.72	—	—
8.00-8.99	67,500	5.3 years	8.44	26,500	8.57
9.00-9.99	164,000	3.5 years	9.20	89,750	9.18
10.00-10.99	20,000	5.7 years	10.15	4,000	10.15
11.00-11.99	15,000	5.1 years	11.19	—	—
12.00-12.99	105,000	4.1 years	12.58	68,250	12.53
13.00-13.99	63,000	6.4 years	13.50	—	—
15.00-15.99	16,000	0.6 years	15.00	16,000	15.00
	565,833	4.2 years	9.43	276,833	8.50

Note H: Segment Information

We disclose segment information in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 280, Segment Reporting, which defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-makers to determine resource allocation and assess performance. We have three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite Control Products, Inc.), as well as a portion of products sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007 and CitySync is our Automatic Number Plate Recognition (ANPR) System product line acquired in the CitySync purchase in June 2010. All segment revenues are derived from external customers.

Our presentation of segments in fiscal 2011 has changed from our previous filings as company-wide organizational changes completed in early 2011 focus the chief operating decision-makers on segment gross profit. The segment information below has been reclassified to reflect these changes. Operating expenses and total assets are not allocated to the segments for internal reporting purposes.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended September 30, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$4,480	$4,784	$1,678	$2,487	$1,264	$1,850	$7,422	$9,121
Gross profit	4,081	4,056	931	1,630	635	1,280	5,647	6,966
Goodwill impairment	525	—	7,392	—	3,768	—	11,685	—
Amortization of intangible assets	—	—	192	192	225	219	417	411
Intangible assets and goodwill	—	525	3,743	10,237	7,755	11,774	11,498	22,536

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$11,243	$11,990	$5,751	$6,959	$4,675	$2,159	$21,669	$21,108
Gross profit	10,404	10,711	3,263	4,365	2,404	1,435	16,071	16,511
Goodwill impairment	525	—	7,392	—	3,768	—	11,685	—
Amortization of intangible assets	—	—	576	576	667	243	1,243	819
Intangible assets and goodwill	—	525	3,743	10,237	7,755	11,774	11,498	22,536

Note I: Related Party Transaction

All of our royalty revenue is earned through our agreement with Econolite, one of our significant customers. In April 2011, the Chief Executive Officer of the parent company of Econolite was elected to our Board of Directors.

Note J: New and Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends the criteria established in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 were effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current year. The Company’s adoption of the provisions of ASU 2009-13 did not have a material impact on its consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-13 upon adoption.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which also amends ASC 820. The purpose of this guidance is to achieve commonality between US GAAP and IFRS pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment becomes effective for annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to amend ASC 350-20, Intangibles – Goodwill and Other: Goodwill. The objective of this amendment is to simplify how entities test goodwill for impairment allowing an entity to use a qualitative approach to test goodwill for impairment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

          Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. General and administrative expenses reflect management, supervisory and staff salaries and benefits, legal and auditing fees, travel, rent and costs associated with being a public company, such as board of director fees, Sarbanes-Oxley compliance, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are acquisition related expenses and non-cash expense for goodwill impairment charges and intangible asset amortization.

          Non-GAAP Operating Measure. We use non-GAAP net income, which excludes the impact, net of tax, of amortizing the intangible assets from the EIS asset acquisition and the CitySync acquisition and expenses related to these acquisitions, including earn-out adjustments, and other unusual items, such as the current quarter’s goodwill impairment charge, to analyze our business. Management believes that this non-GAAP operating measure, when shown in conjunction with GAAP measures, facilitates the comparison of our current operating results to historical operating results. We use this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Further, we believe that this non-GAAP measure improves management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

          Reconciliations of GAAP net income to non-GAAP net income are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010

GAAP net income (loss)	$(8,730)	$1,127	$(9,328)	$1,896
Adjustments to reconcile to non-GAAP net income (loss)
Acquisition related expenses	—	—	—	527
Amortization of intangible assets	417	411	1,243	819
Goodwill impairment	11,685	—	11,685	—
Impact on income taxes of amortization and impairment	(2,790)	(140)	(3,070)	(278)
Non-GAAP net income	$582	$1,398	$530	$2,964

GAAP diluted earnings (loss) per share	$(1.81)	$0.23	$(1.93)	$0.41
Non-GAAP diluted earnings per share	0.12	0.28	0.11	0.65

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

          Segments. We have three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of product sales. RTMS is our radar product line acquired in the EIS asset purchase in 2007, and CitySync is our ANPR product line acquired in the CitySync purchase in June 2010. All segment revenues are derived from external customers. Operating expenses, other than intangible asset amortization and goodwill impairment, and total assets are not allocated to the segments for internal reporting purposes.

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the three-month periods ended September 30, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$4,480	$4,784	$1,678	$2,487	$1,264	$1,850	$7,422	$9,121
Gross profit	4,081	4,056	931	1,630	635	1,280	5,647	6,966
Goodwill impairment	525	—	7,392	—	3,768	—	11,685	—
Amortization of intangible assets	—	—	192	192	225	219	417	411
Intangible assets and goodwill	—	525	3,743	10,237	7,755	11,774	11,498	22,536

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$11,243	$11,990	$5,751	$6,959	$4,675	$2,159	$21,669	$21,108
Gross profit	10,404	10,711	3,263	4,365	2,404	1,435	16,071	16,511
Goodwill impairment	525	—	7,392	—	3,768	—	11,685	—
Amortization of intangible assets	—	—	576	576	667	243	1,243	819
Intangible assets and goodwill	—	525	3,743	10,237	7,755	11,774	11,498	22,536

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,		Quarter Over Quarter Change
	2011	2010
Product sales	55.0%	62.2%	(28.0	) %
Royalties	45.0	37.8	(3.1)
Total revenue	100.0	100.0	(18.6)
Gross profit – product sales	56.5	62.0	(34.4)
Gross profit – royalties	100.0	100.0	(3.1)
Selling, marketing and product support	35.2	28.4	1.2
General and administrative	23.5	14.3	33.4
Research and development	14.7	10.8	10.3
Goodwill impairment	157.4	—	nm
Amortization of intangible assets	5.6	4.5	1.5
Income (loss) from operations	(160.4)	18.3	nm
Other income (expense), net	0.0	(0.8)	nm
Income tax expense	(42.8)	5.2	nm
Net income (loss)	(117.6)	12.4	nm

	Nine-Month Periods Ended September 30,		Period Over Period Change
	2011	2010
Product sales	58.2%	56.3%	6.2%
Royalties	41.8	43.7	(1.8)
Total revenue	100.0	100.0	2.7
Gross profit – product sales	55.6	61.3	(3.7)
Gross profit – royalties	100.0	100.0	(1.8)
Selling, marketing and product support	36.3	31.2	19.5
General and administrative	21.9	15.6	44.7
Research and development	14.4	12.3	20.0
Acquisition related expenses	—	2.5	nm
Goodwill impairment	53.9	—	nm
Amortization of intangible	5.7	3.9	51.8
Income (loss) from operations	(58.1)	12.8	nm
Other income (expense), net	0.0	(0.7)	nm
Income tax expense (benefit)	(15.1)	3.1	nm
Net income (loss)	(43.0)	9.0	nm

Total revenue decreased to $7.4 million in the three-month period ended September 30, 2011 from $9.1 million in the same period in 2010, a decrease of 18.6%, and increased to $21.7 million in the first nine months of 2011 from $21.1 million in the same period in 2010, an increase of 2.7%. Royalties decreased to $3.3 million in the third quarter of 2011 from $3.4 million in the same period of 2010, a decrease of 3.1%, and they decreased to $9.1 million in the first nine months of 2011 from $9.2 million in the same period in 2010, a decrease of 1.8%. Product sales decreased to $4.1 million in the third quarter of 2011 from $5.7 million in the same period in 2010, a decrease of 28.0%, and they increased to $12.6 million in the first nine months of 2011 from $11.9 million in the same period in 2010, an increase of 6.2%. The increases in product sales in first nine months of 2011 was due predominantly to the addition of the CitySync product line for which we first recorded revenue in June 2010. This was offset partially in the first nine months of 2011 by decreased revenue in Asia due to lower sales volume resulting, in part, from increased price and product competition and a slower than planned transition to new management. Revenue for the Autoscope segment decreased in the three-month period ended September 30, 2011 to $4.4 million from $4.8 million in 2010 and in the first nine months of 2011 to $11.2 million from $12.0 million in 2010. Revenue for the RTMS segment decreased in the three-month period ended September 30, 2011 to $1.7 million in 2011 from $2.5 million in 2010 and decreased in the first nine months of 2011 to $5.8 million from $7.0 million in 2010. Decreases in sales for both Autoscope and RTMS is mainly due to lower sales volumes in Asia some of which is due to increased product or price competition. Revenue for the CitySync segment decreased in the three-month period ended September 30, 2011 to $1.3 million from $1.9 million in 2010. The decrease is due to lower sales volume and is reflective of a difficult environment for selling security applications to government customers in Europe and the United States that we believe was caused by constrained government budgets.

Gross margins for product sales decreased to 56.5% in the three months ended September 30, 2011 from 62.0% in the same period in 2010, and decreased to 55.6% in the first nine months of 2011 from 61.3% in the same period in 2010. Gross margins for the CitySync product line have historically been lower than gross margins for the Autoscope and RTMS product lines and therefore the mix of the product lines in any given period can result in varying margins. Generally, lower sales volumes of RTMS or CitySync products will reduce gross margins because of fixed manufacturing costs for these products. Gross margins on royalty income remained consistent at 100.0% in each of the periods of 2011 and 2010.

Selling, marketing and product support expense for the third quarters of 2011 and 2010 remained stable at $2.6 million, or 35.2% of total revenue in the third quarter of 2011, and 28.4% of total revenue in the third quarter of 2010. They increased to $7.9 million, or 36.3% of total revenue, in the first nine months of 2011 from $6.6 million, or 31.2% of total revenue, in the first nine months of 2010. The changes related mainly to the addition of CitySync operations but also reflected investments in market expansion activities in Europe and Asia. We anticipate that for the fourth quarter of 2011, the dollar amount of our quarterly selling, marketing and product support expense will increase slightly from the second and third quarter levels.

General and administrative expense increased to $1.7 million, or 23.5% of total revenue, in the three months ended September 30, 2011, from $1.3 million, or 14.3% of total revenue, in the same period in 2010, and to $4.7 million, or 21.9% of total revenue, in the first nine months of 2011, from to $3.3 million, or 15.6% of total revenue, in the same period in 2010. For the third quarter, we experienced higher expense for foreign currency exchange losses and increases to our bad debt reserve as compared to 2010. The increase for the nine months includes the aforementioned items but is related mostly to the addition of CitySync operations. We anticipate that for the fourth quarter of 2011, the dollar amount of our quarterly general and administrative expense will remain at levels similar to that of the average for the first three quarters of 2011.

Research and development expense increased to $1.1 million, or 14.7% of total revenue, in the third quarter of 2011, from $1.0 million, or 10.8% of total revenue, in the same period in 2010, and to $3.1 million, or 14.4% of total revenue, in the first nine months of 2011, from $2.6 million, or 12.3% of total revenue, in the same period in 2010. The increase for the nine months is related mostly to the addition of CitySync operations. We anticipate that for the fourth quarter of 2011, the dollar amount of our quarterly research and development expense will increase from the 2011 third quarter level.

We recognized a goodwill impairment in the third quarter of 2011 of $11.7 million that was triggered by a significant decline in our market capitalization as of September 30, 2011. If the Company’s stock price continues to experience further significant and sustained declines up to December 31, 2011, we would expect to recognize a further goodwill impairment charge.

Amortization of intangibles expense was $417,000 in the third quarter of 2011 and $1.2 million in the first nine months of 2011, and reflects the amortization of intangible assets acquired in the EIS asset purchase and CitySync acquisition. We anticipate amortization expense will be $1.7 million for all of 2011.

Other income was $1,000 and $7,000 in the third quarter and first nine months of 2011, respectively, as compared to other expense of $74,000 and $146,000, respectively, in the same periods in 2010. In 2010, we had varying amounts of bank debt outstanding and repaid it in full as of September 30, 2010.

An income tax benefit of $3.2 million, or 26.7% of pretax loss, was recorded in the third quarter of 2011, compared to income tax expense of $472,000, or 29.5% of pretax income, in the comparable quarter of 2010. There was an income tax benefit of $3.3 million, or 25.9% of pretax loss, in the first nine months of 2011, compared to income tax expense of $652,000, or 25.6% of pretax income, in the comparable period of 2010. We do not anticipate the effective tax rate for all of 2011 to vary significantly from the current level.

Liquidity and Capital Resources

At September 30, 2011, we had $4.1 million in cash and cash equivalents and $2.7 million in short-term investments, compared to $8.0 million in cash and cash equivalents and $4.0 million in short-term investments at December 31, 2010.

Net cash used in operating activities in the nine-month period ended September 30, 2011 was $2.3 million, compared to net cash provided of $738,000 in the same period of 2010. The decrease in 2011 was due mainly to a combination of increased inventory levels and lower payables in 2011 and lower income in 2011 versus 2010 after the effect of the non-cash goodwill impairment. We experienced an increase in the average receivable collection days in 2011 from 2010 although it has not had a material impact on our liquidity. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2011. In addition to equipment purchases, in 2011 we paid 2010 related earn-out liabilities of $2.4 million to the sellers of the EIS assets and CitySync.

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

In conjunction with our acquisition of CitySync, the sellers have an earn-out arrangement over approximately 18 months from the June 2010 date of purchase. The earn-out is based on achieving certain revenue and minimum gross margins from the sale of CitySync ANPR systems, and it is calculated in two separate periods, each ending on December 31. In each period there are two tiers and superior performance could lead to a total earn-out of $2 million or higher, as the earn-out is not capped. Earn-out payments are due within three months of the end of an earn-out period. Based on the 2010 results, the sellers received a $696,000 earn-out for the first period which ran from the June acquisition date to December 31, 2010. The payment was made in March 2011, and the remaining liability recorded on our balance sheet as of September 30, 2011 is the estimate for the second period earn-out, which runs from January 1, 2011 to December 31, 2011.

We believe that cash and cash equivalents on hand at September 30, 2011, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, payments under the CitySync earn-out, investing activities, and other cash requirements for the foreseeable future.

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

New and Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends the criteria established in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. Specifically, the selling price used for each deliverable is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Also, ASU 2009-13 expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 were effective prospectively for revenue arrangements entered into or materially modified by the Company as of the beginning of the current year. The Company’s adoption of the provisions of ASU 2009-13 did not have a material impact on its consolidated financial statements. The Company incorporated the appropriate disclosure provisions of ASU 2009-13 upon adoption.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which also amends ASC 820. The purpose of this guidance is to achieve commonality between US GAAP and IFRS pertaining to fair value measurement and disclosure requirements. It changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The amendment becomes effective for annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to amend ASC 350-20, Intangibles – Goodwill and Other: Goodwill. The objective of this amendment is to simplify how entities test goodwill for impairment allowing an entity to use a qualitative approach to test goodwill for impairment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2011:

Exhibit Number	Description

3(ii)	Bylaws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 10, 2011	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: November 10, 2011	By:	/s/ Gregory R.L. Smith
Gregory R.L. Smith
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3(ii)	Bylaws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.