Form 10-Q
period 2012-03-31
IMAGE SENSING SYSTEMS INC
filed 2012-05-08
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, $0.01 par value per share	4,917,619 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,734	$5,224
Marketable securities	2,811	2,093
Accounts receivable, net of allowance for doubtful accounts of $591 and $677, respectively	7,976	10,148
Inventories	5,517	6,142
Prepaid expenses and other receivables	1,624	1,644
Deferred income taxes	429	429
Total current assets	24,091	25,680

Property and equipment:
Furniture and fixtures	449	444
Leasehold improvements	442	363
Equipment	3,554	3,364
	4,445	4,171
Accumulated depreciation	2,871	2,736
	1,574	1,435

Deferred income taxes	3,156	3,131
Intangible assets	7,674	7,888
Goodwill	3,215	3,120
TOTAL ASSETS	$39,710	$41,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746	$1,998
Accrued compensation	877	1,013
Accrued warranty and accrued liabilities	1,461	1,534
Income taxes payable	30	67
Total current liabilities	3,114	4,612

Income taxes payable	316	316

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,912,619 and 4,910,619 issued and outstanding, respectively	49	49
Additional paid-in capital	22,720	22,619
Accumulated other comprehensive income (loss)	341	(180)
Retained earnings	13,170	13,838
Total shareholders’ equity	36,280	36,326
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,710	$41,254

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2012	2011
Revenue:
Product sales	$2,909	$3,447
Royalties	2,348	2,698
	5,257	6,145
Cost of revenue (exclusive of amortization shown below):
Product sales	1,314	1,664
	1,314	1,664
Gross profit	3,943	4,481

Operating expenses:
Selling, marketing and product support	1,849	2,620
General and administrative	1,231	1,472
Research and development	1,270	1,029
Amortization of intangible assets	408	412
Restructuring	76	—
	4,834	5,533
Loss from operations	(891)	(1,052)

Other income, net	5	4
Loss before income taxes	(886)	(1,048)
Income tax benefit	(218)	(240)
Net loss	$(668)	$(808)

Net loss per share:
Basic	$(0.14)	$(0.17)
Diluted	(0.14)	(0.17)

Weighted average number of common shares outstanding:
Basic	4,854	4,824
Diluted	4,854	4,824

Comprehensive loss:
Net loss	$(668)	$(808)
Other comprehensive income:
Foreign currency translation adjustment	521	679
Comprehensive loss	$(147)	$(129)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three-Month Periods Ended March 31,
	2012	2011
Operating activities:
Net loss	$(668)	$(808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	142	125
Amortization	408	411
Stock-based compensation	97	94
Deferred income taxes	—	64
Changes in operating assets and liabilities:
Accounts receivable, net	2,172	530
Inventories	625	(482)
Prepaid expenses and other receivables	22	(213)
Accounts payable	(1,252)	(1,033)
Accrued liabilities	(209)	(710)
Income taxes payable	(37)	(42)
Net cash provided by (used in) operating activities	1,300	(2,064)

Investing activities:
Payment of earn-outs	—	(2,361)
Purchases of marketable securities	(2,901)	—
Sales and maturities of marketable securities	2,183	313
Purchases of property and equipment	(281)	(158)
Net cash used in investing activities	(999)	(2,206)

Financing activities:
Proceeds from exercise of stock options	3	35
Net cash provided by financing activities	3	35

Effect of exchange rate changes on cash	206	315
Increase in cash and cash equivalents	510	(3,920)

Cash and cash equivalents at beginning of period	5,224	8,021
Cash and cash equivalents at end of period	$5,734	$4,101

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2012

Note A: Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q, which requires Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated.

Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

Summary of Significant Accounting Policies
The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent degree of uncertainty.

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

Goodwill and Intangible Assets
Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill related to our purchase of certain assets of EIS Electronic Systems, Inc., including the RTMS product line, is tested on October 1 of each year. Goodwill related to our purchase of all of the outstanding equity of CitySync Limited is tested on April 1 of each year.

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

Note B: Fair Value Measurements and Marketable Securities

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

The fair value of our available-for-sale securities by major security type were as follows (in thousands):

	March 31, 2012	December 31, 2011
State and municipal bonds	$1,548	$866
Corporate obligations	1,263	1,227
	$2,811	$2,093

We evaluate impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on available-for-sale investments were immaterial as of March 31, 2012 and December 31, 2011.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. Contractual maturities were less than one year for all available-for-sale investments as of March 31, 2012. There were no available-for-sale investments with gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2012.

Realized gains and losses are determined on the specific identification method. Realized gains and losses related to sales of available-for-sale sales during the period ended March 31, 2012 were immaterial and included in other income (expense).

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

Note C: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Electronic components	$2,697	$2,924
Finished goods	2,820	3,218

Total	$5,517	$6,142

Note D: Goodwill and Intangible Assets

Goodwill

Certain goodwill and intangible assets are accounted for in foreign currency and, as a result, balances are impacted by period-end exchange rates and therefore may vary in different reporting periods. Goodwill at March 31, 2012 and December 31, 2011 was $3.2 million and $3.1 million, respectively. The change in goodwill was due to currency translation.

Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,472	$(2,811)	$4,661	5.3
Trade names	3,256	(1,493)	1,763	3.5
Other intangible assets	1,823	(573)	1,250	4.7
Total	$12,551	$(4,877)	$7,674	4.6

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,352	$(2,570)	$4,782	5.5
Trade names	3,188	(1,356)	1,832	3.7
Other intangible assets	1,769	(495)	1,274	4.9
Total	$12,309	$(4,421)	$7,888	4.9

Note E: Credit Facilities

Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank, National Association provides up to $5.0 million. The Credit Agreement expires in May 2013. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At March 31, 2012, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

Note F: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2012	2011
Beginning balance	$423	$624
Warranty provisions	35	19
Warranty claims	(24)	(72)
Adjustments to preexisting warranties	(32)	—
Ending balance	$402	$571

Note G: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of six to ten years. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in selling, general and administrative expense for the three-month periods ended March 31, 2012 and 2011 was $97,000 and $94,000, respectively. At March 31, 2012, a total of 64,500 shares were available for grant under these plans.

A summary of the option activity for the first three months of 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	535,333	$9.58	4.1	$250,416
Granted	12,000	$6.31	3.9	$5,280
Exercised	(2,000)	$1.40	—	$10,547
Forfeited or expired	(8,000)	$8.00	—	$10,000

Options outstanding at March 31, 2012	537,333	$9.57	3.9	$260,372

Options exercisable at March 31, 2012	247,333	$8.87	2.4	$253,132

The total intrinsic value of options exercised was $10,500 and $21,000 during the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $610,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years

Note H: Earnings per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of commons shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 451,000 and 28,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three-Month Periods Ended March 31,
	2012	2011
Numerator:
Net loss	$(668)	$(808)
Denominator:
Weighted average common shares outstanding (net of 57,000 contingent shares in escrow)	4,854	4,824
Dilutive potential common shares	—	—
Shares used in diluted net loss per common share calculations	4,854	4,824
Basic net loss per common share	$(0.14)	$(0.17)
Diluted net loss per common share	$(0.14)	$(0.17)

Note I: Restructuring

In the fourth quarter of 2011, we implemented a restructuring plan to improve our financial performance. Related to these initiatives, we announced in December 2011 that we would transition the manufacture and distribution of RTMS products to a third party, reduce our workforce and contract certain facilities. As a result of these actions, we recorded restructuring charges within all reportable segments that were comprised of termination benefits, facility closure costs and inventory charges. Approximately $76,000 was recorded in operating expenses in the three months ended March 31, 2012.

The following table shows the restructuring activity for 2012 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Inventory Charges	Total
Balance at January 1, 2012	$163	$65	$384	$612
Charges	20	56	—	76
Payments/settlements	(121)	(110)	(98)	(329)
Balance at March 31, 2012	$62	$11	$286	$359

We expect to settle the remaining liability in 2012. In addition, we expect to incur approximately $50,000 to $100,000 of restructuring charges in the remainder of 2012 related to additional employee termination benefits and other costs.

Note J: Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. RTMS is our radar product line. CitySync is our automatic number plate recognition (ANPR) product line. All segment revenues are derived from external customers.

Financial information by reportable segment for the three-month period ended is summarized as follows (in thousands):

	For the three months ended March 31, 2012
	Autoscope	RTMS	CitySync	Total
Revenue	$2,887	$783	$1,587	$5,257
Gross profit	2,586	413	944	3,943
Amortization of intangible assets	—	192	216	408
Intangible assets and goodwill	—	3,394	7,495	10,889

	For the three months ended March 31, 2011
	Autoscope	RTMS	CitySync	Total
Revenue	$3,064	$961	$2,120	$6,145
Gross profit	2,905	441	1,135	4,481
Amortization of intangible assets	—	192	220	412
Intangible assets and goodwill	525	11,518	12,187	24,230

Note K: Commitments and Contingencies

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

RTMS Business Model Change and Restructuring. In December 2011, we announced certain changes to our RTMS business model. Beginning in 2012, we gave an exclusive license to manufacture and distribute RTMS products in North America to Econolite under terms substantially the same as our Autoscope royalty arrangement. In conjunction with this agreement, certain of our sales and marketing employees dedicated to RTMS are now employed directly by Econolite. As a result, in 2012, revenue earned from sales of RTMS in North America are in the form of a royalty rather than a sale directly to the purchaser, and there will be no cost of revenue, as Econolite will now be responsible for manufacturing and post-sales support.

Simultaneously with the RTMS changes, we put a plan in place for restructuring aspects of our North American RTMS and CitySync businesses. Most significantly, the assembly of our RTMS product has been moved from our Toronto facility to a third party, and our production and administrative support headcount has been reduced.

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

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue between periods. The continued European sovereign debt crisis is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to continue to negatively affect our revenue.

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope and RTMS systems in North America, the Caribbean and Latin America and (2) revenue received from the direct sales of our CitySync systems in North America, the Caribbean and Latin America and all of our systems in Europe and Asia. We calculate the royalties using a profit sharing model where the gross profit on sales of Autoscope and RTMS products made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. General and administrative expenses reflect management, supervisory and staff salaries and benefits, professional fees, travel, rent and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are restructuring costs and non-cash expense for intangible asset amortization.

Non-GAAP Operating Measure. We use non-GAAP net income (loss) to analyze our business. Non-GAAP net income (loss) excludes the impact, net of tax, of restructuring charges and amortizing the intangible assets. Non-GAAP net income (loss) also excludes the impact, net of tax, of restructuring charges. Management believes that this non-GAAP operating measure, when shown in conjunction with GAAP measures, facilitates the comparison of our current to historical operating results. We use this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Further, we believe that this non-GAAP measure improves management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net income (loss) to non-GAAP net income (loss) are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended March 31,
	2012	2011

GAAP net loss	$(668)	$(808)
Adjustments to reconcile to non-GAAP net loss
Amortization of intangible assets	408	412
Restructuring	76	—
Impact on income taxes of amortization and restructuring	(143)	(140)
Non-GAAP net loss	$(327)	$(536)

GAAP diluted loss per share	$(0.14)	$(0.17)
Non-GAAP diluted loss per share	(0.07)	(0.11)

Seasonality. Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business. Our first quarter generally is the weakest due to weather conditions that make roadway construction more difficult in North America, Europe and northern Asia. We expect such seasonality to continue for the foreseeable future. Additionally, our international revenues have a significant large project component, resulting in revenue fluctuations. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Segments. We currently operate in three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line. CitySync is our ANPR product. All segment revenues are derived from external customers. As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

Financial information by reportable segment for the three-month period ended is summarized as follows (in thousands):

	For the three months ended March 31, 2012
	Autoscope	RTMS	CitySync	Total
Revenue	$2,887	$783	$1,587	$5,257
Gross profit	2,586	413	944	3,943
Amortization of intangible assets	—	192	216	408
Intangible assets and goodwill	—	3,394	7,495	10,889

	For the three months ended March 31, 2011
	Autoscope	RTMS	CitySync	Total
Revenue	$3,064	$961	$2,120	$6,145
Gross profit	2,905	441	1,135	4,481
Amortization of intangible assets	—	192	220	412
Intangible assets and goodwill	525	11,518	12,187	24,230

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,		Quarter Over Quarter Change

	2012	2011
Product sales	55.3%	56.1%	(15.6)%
Royalties	44.7	43.9	(13.0)
Total revenue	100.0	100.0	(14.5)
Gross profit – product sales	54.8	51.7	(10.5)
Gross profit – royalties	100.0	100.0	(13.0)
Selling, marketing and product support	35.2	42.6	(29.4)
General and administrative	23.4	23.9	(16.4)
Research and development	24.2	16.7	23.4
Amortization of intangible assets	7.8	6.7	(1.0)
Restructuring	1.4	—	nm
Loss from operations	(16.9)	(17.1)	(15.3)
Income tax benefit	(4.1)	(3.9)	(9.2)
Net loss	(12.7)	(13.1)	(17.3)

Total revenue decreased to $5.3 million in the three month period ended March 31, 2012 from $6.1 million in the same period in 2011, a decrease of 14.5%. Royalty income decreased to $2.3 million in the first quarter of 2012 from $2.7 million in the same period in 2011, a decrease of 13.0%. The decrease in royalty income was mainly due to lower Autoscope royalties slightly offset by the inclusion of the first three month period of RTMS royalties. The three month period ended March 31, 2012 was the first period in which RTMS revenues included royalty income. Product sales decreased to $2.9 million in the first quarter of 2012 from $3.4 million in the same period in 2011, a decrease of 15.6%. The decrease in product sales was mainly due to lower sales volume in North America resulting from the transition of our RTMS product line to a royalty model.

Revenue for the RTMS segment decreased to $0.8 million in 2012 from $1.0 million in 2011, a decrease of 18.6%. The decrease in revenue for the RTMS segment is due to the transition of this product line to a royalty model in North America offset by an increase in the volume of RTMS products sold to end customers. Revenue for the Autoscope segment decreased to $2.9 million in 2012 from $3.1 million in 2011, a decrease of 5.8%. Revenue for the CitySync segment decreased to $1.6 million in 2012 from $2.1 million in 2011, a decrease of 25.1%. The decreases for the Autoscope and CitySync segments are due to lower sales volume in 2012 and are reflective of a difficult environment for selling security applications to government customers in Europe and the United States that we believe was caused by constrained government budgets.

Gross margins for product sales increased to 54.8% in the three months ended March 31, 2012 from 51.7% in the same period in 2011. Gross margins for the CitySync product line have historically been lower than gross margins for the Autoscope and RTMS product lines and therefore the mix of the product lines in any given period can result in varying margins. Generally, lower sales volumes of CitySync products will reduce gross margins because of fixed manufacturing costs for these products. Gross margins on royalty income remained consistent at 100.0% in each of the three month periods ended March 31, 2012 and 2011. We anticipate that gross margins for our product sales will be higher in 2012 as compared to 2011, while we expect royalty gross margins will be 100% in 2012 consistent with 2011.

Selling, marketing and product support expense decreased to $1.8 million or 35.2% of total revenue in the first three months of 2012 from $2.6 million or 42.6% of total revenue in the first three months of 2011. Our selling, marketing and product support expense decreased mainly due to the restructuring activities. We anticipate that selling, marketing and product support expense will decrease both in terms of dollar amount and as a percentage of revenue in 2012 as compared to 2011 as we realize the impact of restructuring initiatives and the RTMS business model change.

General and administrative expense decreased to $1.2 million or 23.4% of total revenue in the first quarter of 2012, from $1.5 million or 23.9% of total revenue in the same period in 2011. General and administrative expenses decreased in 2012 mainly due to the restructuring activities that were announced in the fourth quarter of 2011. We anticipate that general and administrative expense will decrease both in terms of dollar amount and as a percentage of revenue in 2012 as compared to 2011 as we realize the impact of restructuring initiatives and the RTMS business model change.

Research and development expense increased to $1.3 million or 24.2% of total revenue in the first quarter of 2012, up from $1.0 million or 16.7% of total revenue for the same period in 2011. The increase was mainly related to the increased expenditures on our hybrid and other product developments. We anticipate that research and development expense will remain similar or decrease slightly in terms of dollar amount in 2012 as compared to 2011.

Amortization of intangibles expense was $408,000 in the three months ended March 31, 2012 compared to $412,000 million in 2011 and reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.6 million in 2012.

As discussed above, in December 2011, we announced a change to our North American business model for the RTMS product line and certain restructuring initiatives. In the period ended March 31, 2012, we recognized restructuring expense of $76,000 related mainly to employee severance.

Other income was $5,000 in the first quarter of 2012, primarily consisting of interest income, as compared to income of $4,000 in the first quarter of 2011.

Income tax benefit of $218,000, or 24.6% of our pretax loss, was recorded for the three months ended March 31, 2012, compared to an income tax benefit of $240,000, or 22.9% of pretax income, for the three months ended March 31, 2011. We expect the effective rate in 2012 to be below 30%.

Liquidity and Capital Resources

At March 31, 2012, we had $5.7 million in cash and cash equivalents and $2.8 million in short-term investments, compared to $5.2 million in cash and cash equivalents and $2.1 million in short-term investments at December 31, 2011. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash provided by operating activities was $1.3 million in the first three months of 2012, compared to cash used in operating activities of $2.1 million in the same period in 2011. The primary reason for the increase in cash was the collection of outstanding receivables and conversion of inventory, offset by payments related to the reduction in accounts payable. We anticipate that average receivable collection days in 2012 will improve compared to 2011 and will not have a material impact on our liquidity.

Net cash used in investing activities was $1.0 million for the first quarter of 2012, compared to cash used in investing activities of $2.2 million in the first quarter of 2011. There was $2.9 million of purchases offset by sales or maturities of marketable securities in the first quarter of 2012. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2012.

We have a revolving line of credit agreement with Associated Bank, National Association. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by the bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula, which is a percentage of the amounts of eligible receivables. The line of credit currently has no borrowings outstanding and matures on May 1, 2013. We believe that on an ongoing basis, we will have regular availability to draw a minimum of $3.0 million on our line of credit based on our qualifying assets.

We believe that cash and cash equivalents on hand at March 31, 2012, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in preparing our interim 2012 Condensed Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2012:

Exhibit Number	Description

10.1	Employment Agreement between ISS and Daniel W. Skites, dated October 21, 2010, effective on or about November 16, 2010.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 8, 2012	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: May 8, 2012	By:	/s/ Gregory R. L. Smith
Gregory R. L. Smith
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between ISS and Daniel W. Skites, dated October 21, 2010, effective on or about November 16, 2010.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.