Form 10-Q
period 2012-06-30
IMAGE SENSING SYSTEMS INC
filed 2012-08-07
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, $0.01 par value per share	4,955,619 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,462	$5,224
Marketable securities	3,204	2,093
Accounts receivable, net of allowance for doubtful accounts of $627 and $677, respectively	7,111	10,148
Inventories	5,551	6,142
Prepaid expenses and other assets	1,920	1,644
Deferred income taxes	429	429
Total current assets	24,677	25,680

Property and equipment:
Furniture and fixtures	445	444
Leasehold improvements	445	363
Equipment	3,531	3,364
	4,421	4,171
Accumulated depreciation	3,087	2,736
	1,334	1,435

Deferred income taxes	3,642	3,131
Intangible assets	7,136	7,888
Goodwill	—	3,120
TOTAL ASSETS	$36,789	$41,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,628	$1,998
Accrued compensation	686	1,013
Accrued warranty and other accrued liabilities	1,250	1,534
Income taxes payable	533	67
Total current liabilities	4,097	4,612

Income taxes payable	316	316

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,955,619 and 4,910,619 issued and outstanding, respectively	50	49
Additional paid-in capital	22,889	22,619
Accumulated other comprehensive loss	(75)	(180)
Retained earnings	9,512	13,838
Total shareholders’ equity	32,376	36,326
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,789	$41,254

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Revenue:
Product sales	$2,671	$5,085	$5,580	$8,532
Royalties	3,037	3,017	5,385	5,715
	5,708	8,102	10,965	14,247
Costs of revenue (exclusive of amortization shown below):
Product sales	1,318	2,159	2,632	3,823
Gross profit	4,390	5,943	8,333	10,424

Operating expenses:
Selling, marketing and product support	1,821	2,638	3,670	5,258
General and administrative	1,309	1,534	2,540	3,006
Research and development	1,017	999	2,287	2,028
Amortization of intangible assets	410	414	818	826
Restructuring	354	—	430	—
Goodwill impairment	3,175	—	3,175	—
	8,086	5,585	12,920	11,118
Income (loss) from operations	(3,696)	358	(4,587)	(694)

Other income, net	19	2	24	6
Income (loss) before income taxes	(3,677)	360	(4,563)	(688)
Income tax expense (benefit)	(19)	150	(237)	(90)
Net income (loss)	$(3,658)	$210	$(4,326)	$(598)

Net income (loss) per common share:
Basic	$(0.75)	$0.04	$(0.89)	$(0.12)
Diluted	$(0.75)	$0.04	$(0.89)	$(0.12)

Weighted average number of common shares outstanding:
Basic	4,877	4,828	4,865	4,826
Diluted	4,877	4,916	4,865	4,826

Comprehensive income (loss):
Net income (loss)	$(3,658)	$210	$(4,326)	$(598)
Other comprehensive income (loss):
Foreign currency translation adjustment	(416)	(81)	105	598
Comprehensive income (loss)	$(4,074)	$129	$(4,221)	$—

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six-Month Periods Ended June 30,
	2012	2011
Operating activities:
Net loss	$(4,326)	$(598)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	385	252
Amortization	818	826
Goodwill impairment	3,175	—
Stock-based compensation	183	202
Deferred income taxes	(512)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	3,037	192
Inventories	591	(629)
Prepaid expenses and other receivables	(276)	(544)
Accounts payable	(369)	(877)
Accrued liabilities	(613)	(485)
Income taxes payable	466	55
Net cash provided by (used in) operating activities	2,559	(1,609)

Investing activities:
Payment of earn-outs	—	(2,361)
Purchases of marketable securities	(4,993)	—
Sales and maturities of marketable securities	3,882	774
Purchases of property and equipment	(248)	(441)
Net cash used in investing activities	(1,359)	(2,028)

Financing activities:
Proceeds from exercise of stock options	87	51
Net cash provided by financing activities	87	51

Effect of exchange rate changes on cash	(49)	599
Increase (decrease) in cash and cash equivalents	1,238	(2,987)

Cash and cash equivalents at beginning of period	5,224	8,021
Cash and cash equivalents at end of period	$6,462	$5,034

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2012

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

Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

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

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable. Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. See Note D to the notes to the Condensed Consolidated Financial Statements for additional information on goodwill.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. When evaluating intangible assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. At both June 30, 2012 and December 31, 2011, we determined there was no impairment of intangible assets.

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

The fair value of our available-for-sale securities by major security type were as follows (in thousands):

	June 30, 2012	December 31, 2011
State and municipal bonds	$2,300	$866
Corporate obligations	904	1,227
	$3,204	$2,093

We evaluate impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on available-for-sale investments were immaterial as of June 30, 2012 and December 31, 2011.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. Contractual maturities were less than one year for all available-for-sale investments as of June 30, 2012. There were no available-for-sale investments with gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2012.

Realized gains and losses are determined on the specific identification method. Realized gains and losses related to sales of available-for-sale sales during the three and six month periods ended June 30, 2012 were immaterial and included in other income.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

Our goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and have historically been, measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Periodically these nonfinancial assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the quarter ended June 30, 2012, certain of these nonfinancial assets were deemed to be impaired (see Note D) and the Company recognized an impairment loss. Fair value measurements of the reporting units were estimated using certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions.

Financial Instruments not Measured at Fair Value

Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature. These financial instruments include cash and cash equivalents, accounts receivable and accounts payable.

Note C: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Electronic components	$3,375	$2,924
Finished goods	2,176	3,218

Total	$5,551	$6,142

Note D: Goodwill and Intangible Assets

Goodwill

Certain goodwill and intangible assets are accounted for in foreign currency and, as a result, balances are impacted by period-end exchange rates and therefore may vary in different reporting periods.

The Company applies a fair value based impairment test to the net book value of goodwill for each reporting unit on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. In the second quarter of 2012 the Company experienced a significant and sustained decline in its stock price. The decline in stock resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets. As a result, the Company concluded a triggering event had occurred and performed an impairment test of goodwill for each reporting unit as of the end of the second quarter of 2012.

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

The Company recorded goodwill impairment charges in the second quarter of 2012 of $1.8 million and $1.4 million for the CitySync and RTMS reporting units, respectively.

Goodwill consisted of the following reporting units (dollars in thousands):

	December 31, 2011	Additions	Impairments	Foreign Currency	June 30, 2012
Flow Traffic:
Flow Traffic goodwill	$1,050	$—	$—	$—	$1,050
Accumulated impairment losses	(1,050)	—	—	—	(1,050)
Flow Traffic goodwill	—	—	—	—	—

EIS:
EIS goodwill	8,239	—	—	—	8,239
Accumulated impairment losses	(6,867)	—	(1,372)	—	(8,239)
EIS goodwill	1,372	—	(1,372)	—	—

CitySync:
CitySync goodwill	5,516	—	—	55	5,571
Accumulated impairment losses	(3,768)	—	(1,803)	—	(5,571)
CitySync goodwill	1,748	—	(1,803)	—	—

Total goodwill	$3,120	$—	$(3,175)	$55	$—

Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,389	$(3,014)	$4,375	5.0
Trade names	3,209	(1,605)	1,604	3.4
Other intangible assets	1,786	(629)	1,157	4.5
Total	$12,384	$(5,248)	$7,136	4.5

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,352	$(2,570)	$4,782	5.5
Trade names	3,188	(1,356)	1,832	3.7
Other intangible assets	1,769	(495)	1,274	4.9
Total	$12,309	$(4,421)	$7,888	4.9

In connection with the triggering event discussed above, during the second quarter of 2012, the Company reviewed its long-lived assets and determined that none of its long-lived assets were impaired for its asset groups. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups, which were greater than their carrying values. As required under GAAP, this impairment analysis occurred before the goodwill impairment assessment.

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

Note E: Credit Facilities

Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank, National Association provides up to $5.0 million. The Credit Agreement expires in May 2013. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At June 30, 2012, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

Note F: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2012	2011
Beginning balance	$423	$624
Warranty provisions	72	90
Warranty claims	(87)	(156)
Adjustments to preexisting warranties	(47)	—
Ending balance	$361	$558

Note G: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of six to ten years. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in selling, general and administrative expense for the three-month periods ended June 30, 2012 and 2011 was $86,000 and $108,000, respectively. Stock-based compensation expense included in selling, general and administrative expense for the six-month periods ended June 30, 2012 and 2011 was $183,000 and $202,000, respectively. At June 30, 2012, a total of 95,500 shares were available for grant under these plans.

A summary of the option activity for the first six months of 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	535,333	$9.58	4.1	$250,416
Granted	24,000	6.22	3.8	—
Exercised	(45,000)	1.94	—	187,220
Forfeited or expired	(51,000)	10.43	—	—

Options outstanding at June 30, 2012	463,333	$10.04	4.0	$25,383

Options exercisable at June 30, 2012	287,333	$10.44	2.4	$25,383

The total intrinsic value of options exercised was $176,700 and $39,200 during the three-month periods ended June 30, 2012 and 2011, respectively. The total intrinsic value of options exercised was $187,220 and $46,400 during the six-month periods ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $509,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.4 years.

Note H: Earnings per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of commons shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 450,000 and 184,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2012 and 2011, respectively, and 524,000 and 144,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the six-month periods ended June 30, 2012 and 2011, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows (In thousands, except basic and diluted net income (loss) per common share):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(3,658)	$210	$(4,326)	$(598)
Denominator:
Weighted average common shares outstanding (net of 57,000 contingent shares in escrow)	4,877	4,828	4,865	4,826
Dilutive potential common shares	—	88	—	—
Shares used in diluted net income (loss) per common share calculations	4,877	4,916	4,865	4,826
Basic net income (loss) per common share	$(0.75)	$0.04	$(0.89)	$(0.12)
Diluted net income (loss) per common share	$(0.75)	$0.04	$(0.89)	$(0.12)

Note I: Restructuring

In the fourth quarter of 2011 and second quarter of 2012, we implemented restructuring plans to improve our financial performance. As a result of these actions, we recorded restructuring charges in all reportable segments comprised of termination benefits, facility closure costs and inventory charges. Approximately $354,000 and $430,000 was recorded in operating expenses in the three and six-months ended June 30, 2012.

The following table shows the restructuring activity for 2012 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Inventory Charges	Total
Balance at January 1, 2012	$163	$65	$384	$612
Charges	20	56	—	76
Payments/settlements	(121)	(110)	(98)	(329)
Balance at March 31, 2012	$62	$11	$286	$359
Charges	339	15	—	354
Payments/settlements	(149)	(11)	(243)	(403)
Balance at June 30, 2012	$252	$15	$43	$310

We expect to settle the remaining restructuring liability in 2012.

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

Financial information by reportable segment for the three-month period ended is summarized as follows (in thousands):

	Autoscope		RTMS		CitySync		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$4,154	$3,699	$591	$3,112	$963	$1,291	$5,708	$8,102
Gross profit	3,660	3,418	176	1,891	554	634	4,390	5,943
Goodwill impairment	—	—	1,372	—	1,803	—	3,175	—
Amortization of intangible assets	—	—	192	192	218	222	410	414
Intangible assets and goodwill	—	525	1,796	11,326	5,340	11,975	7,136	23,826

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the six-month periods ended June 30, 2012 and 2011 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$7,041	$6,763	$1,374	$4,073	$2,550	$3,411	$10,965	$14,247
Gross profit	6,246	6,323	589	2,332	1,498	1,769	8,333	10,424
Goodwill impairment	—	—	1,372	—	1,803	—	3,175	—
Amortization of intangible assets	—	—	384	384	434	442	818	826
Intangible assets and goodwill	—	525	1,796	11,326	5,340	11,975	7,136	23,826

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. General and administrative expenses reflect management, supervisory and staff salaries and benefits, professional fees, travel, rent and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are restructuring costs and non-cash expense for goodwill impairment charges and intangible asset amortization.

Non-GAAP Operating Measure. We use non-GAAP net income (loss) to analyze our business. Non-GAAP net income (loss) excludes the impact, net of tax, of restructuring charges and amortizing the intangible assets. Non-GAAP net income (loss) also excludes the impact, net of tax, of restructuring charges. Management believes that these non-GAAP operating measures, when shown in conjunction with GAAP measures, facilitate the comparison of our current to historical operating results. We use this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Further, we believe that these non-GAAP measures improves management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net income (loss) to non-GAAP net income (loss) are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011

GAAP net income (loss)	$(3,658)	$210	$(4,326)	$(598)
Adjustments to reconcile to non-GAAP net income (loss):
Restructuring	354	—	430	—
Amortization of intangible assets	410	414	818	826
Goodwill impairment	3,175	—	3,175	—
Impact on income taxes of above items	(50)	(140)	(193)	(280)
Non-GAAP net income (loss)	$231	$484	$(96)	$(52)

GAAP diluted earnings (loss) per share	$(0.75)	$0.04	$(0.89)	$(0.12)
Non-GAAP diluted earnings (loss) per share	0.05	0.10	(0.02)	(0.01)

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

Financial information by reportable segment for the three and six-month period ended June 30, 2012 and 2011 is summarized as follows (in thousands):

	Autoscope		RTMS		CitySync		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$4,154	$3,699	$591	$3,112	$963	$1,291	$5,708	$8,102
Gross profit	3,660	3,418	176	1,891	554	634	4,390	5,943
Goodwill impairment	—	—	1,372	—	1,803	—	3,175	—
Amortization of intangible assets	—	—	192	192	218	222	410	414
Intangible assets and goodwill	—	525	1,796	11,326	5,340	11,975	7,136	23,826

The following table sets forth selected unaudited financial information for each of the Company’s reportable segments for the six-month periods ended June 30, 2012 and 2011 (in thousands):

	Autoscope		RTMS		CitySync		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$7,041	$6,763	$1,374	$4,073	$2,550	$3,411	$10,965	$14,247
Gross profit	6,246	6,323	589	2,332	1,498	1,769	8,333	10,424
Goodwill impairment	—	—	1,372	—	1,803	—	3,175	—
Amortization of intangible assets	—	—	384	384	434	442	818	826
Intangible assets and goodwill	—	525	1,796	11,326	5,340	11,975	7,136	23,826

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended June 30,		Quarter Over Quarter
	2012	2011	Change
Product sales	46.8%	62.8%	(47.5)%
Royalties	53.2	37.2	0.7
Total revenue	100.0	100.0	(29.5)
Gross profit – product sales	50.7	57.5	(53.8)
Gross profit – royalties	100.0	100.0	0.7
Selling, marketing and product support	31.9	32.6	(31.0)
General and administrative	22.9	18.9	(14.7)
Research and development	17.8	12.3	1.8
Amortization of intangible assets	7.2	5.1	(1.0)
Restructuring	6.2	—	nm
Goodwill impairment	55.6	—	nm
Income (loss) from operations	(64.8)	4.4	nm
Income tax expense (benefit)	(0.3)	1.9	nm
Net income (loss)	(64.1)	2.6	nm

	Six-Month Periods Ended June 30,		Period Over Period
	2012	2011	Change
Product sales	50.9%	59.9%	(34.6)%
Royalties	49.1	40.1	(5.8)
Total revenue	100.0	100.0	(23.0)
Gross profit – product sales	52.8	55.2	(37.4)
Gross profit – royalties	100.0	100.0	(5.8)
Selling, marketing and product support	33.5	36.9	(30.2)
General and administrative	23.2	21.1	(15.5)
Research and development	20.9	14.2	12.8
Amortization of intangible assets	7.5	5.8	(1.0)
Restructuring	3.9	—	nm
Goodwill impairment	29.0	—	nm
Loss from operations	(41.8)	(4.9)	561.0
Income tax benefit	(2.2)	(0.6)	163.3
Net loss	(39.5)	(4.2)	623.4

*nm = not meaningful

Total revenue decreased to $5.7 million in the three-month period ended June 30, 2012 from $8.1 million in the same period in 2011, an decrease of 29.5%, and to $11.0 million in the first half of 2012 from $14.2 million in the same period in 2011, a decrease of 23.0%. Royalties were $3.0 million in the second quarter of 2012 the same as in the comparable quarter of 2011, and they decreased to $5.4 million in the first half of 2012 from $5.7 million in the same period in 2011, a decrease of 5.8%. Product sales decreased to $2.7 million in the second quarter of 2012 from $5.1 million in the same period in 2011, a decrease of 47.5%, and they decreased to $5.6 million in the first half of 2012 from $8.5 million in the same period in 2011, a decrease of 34.6%. Royalties for Autoscope were down slightly and total royalties were offset by the inclusion of RTMS royalties. The decreases in product sales in both the quarter and first half of 2012 were mainly due to lower sales volume in North America resulting from the transition of our RTMS product line to a royalty model and to a lesser extent by a general lower volume of sales in each of our geographic areas.

Revenue for the Autoscope segment increased in the three-month period ended June 30, 2012 to $4.2 million from $3.7 million in 2011 and in the first half of 2012 to $7.0 million from $6.8 million in 2011 and is reflective of higher sales volume internationally partially offset by lower royalties. Revenue for the RTMS segment decreased in the three-month period ended June 30, 2012 to $591,000 in 2012 from $3.1 million in 2011 and decreased in the first half of 2012 to $1.4 million from $4.1 million in 2011. RTMS product sales and royalties were $1.0 million and $363,000, respectively, in the first six months of 2012 and $352,000 and $238,000, respectively, in the three-month period ended June 30, 2012. The decrease in revenue for the RTMS segment is mainly due to the transition of this product line to a royalty model in North America offset by an increase in the volume of RTMS products sold to end customers and also due to lower sales volume in North America. The three month period ended March 31, 2012 was the first period in which RTMS revenues included royalty income. Revenue for the CitySync segment decreased in the three-month period ended June 30, 2012 to $1.0 million in 2012 from $1.3 million in 2011 and decreased in the first half of 2012 to $2.6 million from $3.4 million in 2011. The decreases in 2012 are due to lower sales volume and are reflective of a difficult environment for selling security applications to government customers in Europe that we believe was caused by constrained government budgets.

Gross margins for product sales decreased to 50.7% in the three months ended June 30, 2012 from 57.5% in the same period in 2011, and decreased to 52.8% in the first half of 2012 from 55.2% in the same period in 2011. Gross margins for the CitySync product line have historically been lower than gross margins for the Autoscope and RTMS product lines and therefore the mix of the product lines in any given period can result in varying margins. Generally, lower sales volumes of CitySync products will reduce gross margins because of fixed manufacturing costs for these products. Gross margins on royalty income remained consistent at 100% in each of the periods of 2012 and 2011. We anticipate that gross margins for our product sales will be higher in the remainder of 2012 as compared to the first six-months, while we expect royalty gross margins will be 100%.

Selling, marketing and product support expense decreased to $1.8 million, or 31.9% of total revenue, in the three months ended June 30, 2012 from $2.6 million, or 32.6% of total revenue, in the second quarter of 2011, and to $3.7 million, or 33.5% of total revenue, in the first half of 2012 from $5.3 million, or 36.9% of total revenue, in the first half of 2011. Our selling, marketing and product support expense decreased mainly due to the restructuring activities. We anticipate that selling, marketing and product support expense will decrease both in terms of dollar amount and as a percentage of revenue in the remainder of 2012 as compared to 2011 as we realize the impact of restructuring initiatives and the RTMS business model change.

General and administrative expense decreased to $1.3 million, or 22.9% of total revenue, in the three months ended June 30, 2012, from $1.5 million, or 18.9% of total revenue, in the same period in 2011, and to $2.5 million, or 23.2% of total revenue, in the first half of 2012, from to $3.0 million, or 21.1% of total revenue, in the same period in 2011. General and administrative expenses decreased in 2012 mainly due to the restructuring activities. We anticipate that general and administrative expense will decrease both in terms of dollar amount and as a percentage of revenue in the remainder of 2012 as compared to 2011 as we realize the impact of restructuring initiatives and the RTMS business model change.

Research and development expense was consistent at $1.0 million, or 17.8% of total revenue, in the second quarter of 2012, to the same period in 2011 which equaled 12.3% of total revenue, and increased to $2.3 million, or 20.9 % of total revenue, in the first half of 2012, from $2.0 million, or 14.2% of total revenue, in the same period in 2011. The increase was mainly related to the increased expenditures on our hybrid and other product developments. We anticipate that research and development expense will remain similar or decrease slightly in terms of dollar amount in 2012 as compared to 2011.

Amortization of intangibles expense was $410,000 in the second quarter of 2012 and $818,000 in the first half of 2012, and reflects the amortization of intangible assets acquired in the EIS asset purchase and CitySync acquisition. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $1.6 million for all of 2012.

As discussed above, in December 2011, we announced a change to our North American business model for the RTMS product line and certain restructuring initiatives. In June 2012, we expanded the initiative to include our Hong Kong facility and personnel as well as aspects of our Europe based CitySync business. The majority of restructuring expense recognized in 2012 related to employee severance.

We recognized a goodwill impairment in the second quarter of 2012 of $3.2 million that was triggered by a significant decline in our market capitalization as of June 30, 2012.

Other income was $19,000 and $24,000 in the second quarter and first half of 2012, respectively, as compared to $2,000 and $6,000, respectively, in the same periods in 2011. Other income consists primarily of interest income on cash and short-term investments.

Our effective income tax rate for the first half of 2012 was significantly below historic levels for multiple reasons including the impacts of a non-deductible portion of the goodwill impairment charge and our tax credit situation in multiple jurisdictions. As our rate is derived from estimates of full year results, the year-end rate could vary widely from the current rate.

Liquidity and Capital Resources

At June 30, 2012, we had $6.5 million in cash and cash equivalents and $3.2 million in short-term investments, compared to $5.2 million in cash and cash equivalents and $2.1 million in short-term investments at December 31, 2011. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash provided by operating activities was $2.6 million in the first half of 2012, compared to cash used in operating activities of $1.6 million in the same period in 2011. The primary reason for the increase in cash was the collection of outstanding receivables and conversion of inventory, offset by payments related to the reduction in accounts payable. We anticipate that average receivable collection days in 2012 will improve compared to 2011 and will not have a material impact on our liquidity.

Net cash used in investing activities was $1.4 million for the first half of 2012, compared to cash used in investing activities of $2.0 million in the first half of 2011. We purchased, on a net basis, $1.1 million of marketable securities in the first half of 2012. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2012.

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

We believe that cash and cash equivalents on hand at June 30, 2012, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2012:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 7, 2012	By:	/s/ Kenneth R. Aubrey
Kenneth R. Aubrey
President and Chief Executive Officer
(principal executive officer)

Dated: August 7, 2012	By:	/s/ Gregory R. L. Smith
Gregory R. L. Smith
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

- 22 -