Form 10-Q
period 2012-09-30
IMAGE SENSING SYSTEMS INC
filed 2012-11-05
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Stock, $0.01 par value per share	4,966,619 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,466	$5,224
Marketable securities	3,155	2,093
Accounts receivable, net of allowance for doubtful accounts of $780 and $677, respectively	8,278	10,148
Inventories	4,950	6,142
Prepaid expenses and other assets	1,877	1,644
Deferred income taxes	429	429
Total current assets	26,155	25,680

Property and equipment:
Furniture and fixtures	450	444
Leasehold improvements	448	363
Equipment	3,626	3,364
	4,524	4,171
Accumulated depreciation	3,294	2,736
	1,230	1,435

Deferred income taxes	3,668	3,131
Intangible assets	6,909	7,888
Goodwill	—	3,120
TOTAL ASSETS	$37,962	$41,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$952	$1,998
Accrued compensation	915	1,013
Accrued warranty and other accrued liabilities	1,204	1,534
Income taxes payable	621	67
Total current liabilities	3,692	4,612

Income taxes payable	316	316

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,966,619 and 4,910,619 issued and outstanding, respectively	50	49
Additional paid-in capital	22,926	22,619
Accumulated other comprehensive income (loss)	477	(180)
Retained earnings	10,501	13,838
Total shareholders’ equity	33,954	36,326
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,962	$41,254

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Revenue:
Product sales	$3,403	$4,085	$8,983	$12,617
Royalties	3,774	3,337	9,159	9,052
	7,177	7,422	18,142	21,669
Costs of revenue (exclusive of amortization shown below):
Product sales	1,861	1,775	4,493	5,598
Gross profit	5,316	5,647	13,649	16,071

Operating expenses:
Selling, marketing and product support	1,567	2,616	5,237	7,874
General and administrative	1,532	1,743	4,072	4,749
Research and development	954	1,091	3,241	3,119
Amortization of intangible assets	409	417	1,227	1,243
Restructuring	—	—	430	—
Goodwill impairment	—	11,685	3,175	11,685
	4,462	17,552	17,382	28,670
Income (loss) from operations	854	(11,905)	(3,733)	(12,599)

Other income, net	3	1	27	7
Income (loss) before income taxes	857	(11,904)	(3,706)	(12,592)
Income tax benefit	(132)	(3,174)	(369)	(3,264)
Net income (loss)	$989	$(8,730)	$(3,337)	$(9,328)

Net income (loss) per common share:
Basic	$0.20	$(1.81)	$(0.68)	$(1.93)
Diluted	$0.20	$(1.81)	$(0.68)	$(1.93)

Weighted average number of common shares outstanding:
Basic	4,904	4,836	4,878	4,826
Diluted	4,964	4,836	4,878	4,826

Comprehensive income (loss):
Net income (loss)	$989	$(8,730)	$(3,337)	$(9,328)
Other comprehensive income (loss):
Foreign currency translation adjustment	551	(634)	478	(36)
Comprehensive income (loss)	$1,540	$(9,364)	$(2,859)	$(9,364)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine-Month Periods Ended September 30,
	2012	2011
Operating activities:
Net loss	$(3,337)	$(9,328)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	551	377
Amortization	1,227	1,243
Goodwill impairment	3,175	11,685
Stock-based compensation	186	308
Deferred income taxes	(537)	321
Changes in operating assets and liabilities:
Accounts receivable, net	1,869	(98)
Inventories	1,192	(1,757)
Prepaid expenses and other receivables	(233)	(3,645)
Accounts payable	(1,046)	(703)
Accrued liabilities	(427)	(508)
Income taxes payable	554	(156)
Net cash provided by (used for) operating activities	3,174	(2,261)

Investing activities:
Payment of earn-outs	—	(2,361)
Purchases of marketable securities	(6,054)	(5,417)
Sales and maturities of marketable securities	4,992	6,691
Purchases of property and equipment	(293)	(566)
Net cash used for investing activities	(1,355)	(1,653)

Financing activities:
Proceeds from exercise of stock options	121	70
Net cash provided by financing activities	121	70

Effect of exchange rate changes on cash	302	(35)
Increase (decrease) in cash and cash equivalents	2,242	(3,879)

Cash and cash equivalents at beginning of period	5,224	8,021
Cash and cash equivalents at end of period	$7,466	$4,142

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2012

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q, which require the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated.

Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

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

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. When evaluating intangible assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. At both September 30, 2012 and December 31, 2011, we determined there was no impairment of intangible assets.

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

The fair value of our available-for-sale securities by major security type were as follows (in thousands):

	September 30, 2012	December 31, 2011
State and municipal bonds	$2,256	$866
Corporate obligations	669	1,227
U.S. Treasury Securities	230	—
	$3,155	$2,093

We evaluate impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on available-for-sale investments were immaterial as of September 30, 2012 and December 31, 2011.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. Contractual maturities were less than one year for all available-for-sale investments as of September 30, 2012. There were no available-for-sale investments with gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2012.

Realized gains and losses are determined on the specific identification method. Realized gains and losses related to sales of available-for-sale securities during the three and nine month periods ended September 30, 2012 were immaterial and included in other income.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

Our goodwill, intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and have historically been, measured and recognized at amounts equal to the fair value determined as of the date of acquisition. Periodically these nonfinancial assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. As of September 30, 2012, certain of these nonfinancial assets were deemed to be impaired (see Note D), and the Company recognized an impairment loss. Fair value measurements of the reporting units were estimated using certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions.

Financial Instruments not Measured at Fair Value

Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature. These financial instruments include cash and cash equivalents, accounts receivable and accounts payable.

Note C: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Components	$1,745	$2,924
Finished goods	3,205	3,218
Total	$4,950	$6,142

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

Goodwill consisted of the following reporting units (dollars in thousands):

	December 31, 2011	Additions	Impairments	Foreign Currency	September 30, 2012
RTMS:
RTMS goodwill	8,239	—	—	—	8,239
Accumulated impairment losses	(6,867)	—	(1,372)	—	(8,239)
RTMS goodwill	1,372	—	(1,372)	—	—

CitySync:
CitySync goodwill	5,516	—	—	55	5,571
Accumulated impairment losses	(3,768)	—	(1,803)	—	(5,571)
CitySync goodwill	1,748	—	(1,803)	55	—

Total goodwill	$3,120	$—	$(3,175)	$55	$—

Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,512	$(3,264)	$4,248	4.8
Trade names	3,279	(1,748)	1,531	3.4
Other intangible assets	1,841	(711)	1,130	4.4
Total	$12,632	$(5,723)	$6,909	4.3

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,352	$(2,570)	$4,782	5.5
Trade names	3,188	(1,356)	1,832	3.7
Other intangible assets	1,769	(495)	1,274	4.9
Total	$12,309	$(4,421)	$7,888	4.9

In connection with the triggering event discussed above, the Company reviewed its long-lived assets as of the end of the second quarter of 2012 and determined that none of its long-lived assets were impaired for its asset groups. The determination was based on reviewing estimated undiscounted cash flows for the Company’s asset groups, which were greater than their carrying values. As required under GAAP, this impairment analysis occurred before the goodwill impairment assessment.

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

Note E: Credit Facilities

Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank, National Association provides up to $5.0 million. The Credit Agreement expires on May 1, 2013. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At September 30, 2012, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

Note F: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2012	2011
Beginning balance	$423	$624
Warranty provisions	109	137
Warranty claims	(26)	(92)
Adjustments to preexisting warranties	(151)	(221)
Ending balance	$355	$448

Note G: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under our 1995 Long-Term Incentive and Stock Option Plan (the “1995 Plan”), which terminated in 2005, and our 2005 Stock Incentive Plan (the “2005 Plan”). The 1995 Plan and the 2005 Plan were approved by our shareholders and are administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of six to ten years. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in selling, general and administrative expense for the three-month periods ended September 30, 2012 and 2011 was $3,500 and $106,000, respectively. Stock-based compensation expense included in selling, general and administrative expense for the nine-month periods ended September 30, 2012 and 2011 was $186,000 and $308,000, respectively. At September 30, 2012, a total of 85,260 shares were available for grant under the 2005 Plan.

A summary of the option activity for the first nine months of 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	535,333	$9.58	4.1	$250,416
Granted	109,750	5.29	8.2	—
Exercised	(56,000)	2.17	—	207,790
Forfeited or expired	(126,510)	10.93	—	—

Options outstanding at September 30, 2012	462,573	$9.08	4.7	$2,730

Options exercisable at September 30, 2012	267,073	$10.37	2.5	$2,730

The total intrinsic value of options exercised was $20,570 and $73,295 during the three-month periods ended September 30, 2012 and 2011, respectively. The total intrinsic value of options exercised was $207,790 and $119,649 during the nine-month periods ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $417,500 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.5 years.

Note H: Earnings per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants, using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 456,759 and 359,104 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2012 and 2011, respectively, and 528,613 and 308,719 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2012 and 2011, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows (in thousands, except basic and diluted net income (loss) per common share):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$989	$(8,730)	$(3,337)	$(9,328)
Denominator:
Weighted average common shares outstanding (net of 57,000 contingent shares in escrow)	4,904	4,836	4,878	4,826
Dilutive potential common shares	60	—	—	—
Shares used in diluted net income (loss) per common share calculations	4,964	4,836	4,878	4,826
Basic net income (loss) per common share	$0.20	$(1.81)	$(0.68)	$(1.93)
Diluted net income (loss) per common share	$0.20	$(1.81)	$(0.68)	$(1.93)

Note I: Restructuring

In the fourth quarter of 2011 and second quarter of 2012, we implemented restructuring plans to improve our financial performance. As a result of these actions, we recorded restructuring charges in all reportable segments comprised of termination benefits, facility closure costs and inventory charges. There was no restructuring expense recorded in the third quarter of 2012, and approximately $430,000 was recorded in operating expenses in the nine months ended September 30, 2012.

The following table shows the restructuring activity for 2012 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Inventory Charges	Total
Balance at January 1, 2012	$163	$65	$384	$612
Charges	359	71	—	430
Payments/settlements	(522)	(122)	(384)	(1,028)
Balance at September 30, 2012	$—	$14	$—	$14

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

Financial information by reportable segment for the three-month periods ended September 30, 2012 and 2011 is summarized as follows (in thousands):

	Autoscope		RTMS		CitySync		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$4,980	$4,480	$1,056	$1,678	$1,141	$1,264	$7,177	$7,422
Gross profit	4,440	4,081	469	931	407	635	5,316	5,647
Goodwill impairment	—	525	—	7,392	—	3,768	—	11,685
Amortization of intangible assets	—	—	192	192	217	225	409	417
Intangible assets and goodwill	—	—	1,603	3,743	5,306	7,755	6,909	11,498

Financial information by reportable segment for the nine-month periods ended September 30, 2012 and 2011 is summarized as follows (in thousands):

	Autoscope		RTMS		CitySync		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$12,021	$11,243	$2,430	$5,751	$3,691	$4,675	$18,142	$21,669
Gross profit	10,686	10,404	1,058	3,263	1,905	2,404	13,649	16,071
Goodwill impairment	—	525	1,372	7,392	1,803	3,768	3,175	11,685
Amortization of intangible assets	—	—	576	576	651	667	1,227	1,243
Intangible assets and goodwill	—	—	1,603	3,743	5,306	7,755	6,909	11,498

Note K: Commitments and Contingencies

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with GAAP in the United States, we record a liability in our Consolidated Financial Statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System, RTMS® Radar Detection System (“RTMS”) and CitySync Automatic Number Plate Recognition (“ANPR”) System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels and by parking and toll managers and law enforcement officials to read license plates for various safety, security, access and enforcement ANPR applications.

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

RTMS Business Model Change and Restructuring. In December 2011, we announced certain changes to our RTMS business model. Beginning in 2012, we gave an exclusive license to manufacture and distribute RTMS products in North America to Econolite under terms substantially the same as our Autoscope royalty arrangement with Econolite. In conjunction with this agreement, certain of our sales and marketing employees dedicated to RTMS are now employed directly by Econolite. As a result, in 2012, revenue earned from sales of RTMS in North America are in the form of a royalty rather than a sale directly to the purchaser, and there is no cost of revenue, as Econolite is now responsible for manufacturing and post-sales support.

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

          We expect that the July 2012 enactment of the United States transportation legislation will benefit CED products and solutions, but we also expect a transition period into 2013 through September 2014 as agencies and purchasing authorities take full account of the changed funding circumstances.

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. General and administrative expenses reflect management, supervisory and staff salaries and benefits; professional fees; travel costs; rent; and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. Also included in operating expenses are restructuring costs and non-cash expense for goodwill impairment charges and intangible asset amortization. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus.

Non-GAAP Operating Measure. We use non-GAAP net income (loss) to analyze our business. Non-GAAP net income (loss) excludes the impact, net of tax, of restructuring charges and amortizing the intangible assets. Non-GAAP net income (loss) also excludes the impact, net of tax, of restructuring charges. Management believes that these non-GAAP operating measures, when shown in conjunction with GAAP measures, facilitate the comparison of our current to historical operating results. We use this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Further, we believe that these non-GAAP measures improve management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Our non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net income (loss) to non-GAAP net income are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
GAAP net income (loss)	$989	$(8,730)	$(3,337)	$(9,328)
Adjustments to reconcile to non-GAAP net income:
Restructuring	—	—	430	—
Amortization of intangible assets	409	417	1,227	1,243
Goodwill impairment	—	11,685	3,175	11,685
Impact on income taxes of above items	(567)	(2,790)	(760)	(3,070)
Non-GAAP net income	$831	$582	$735	$530

GAAP diluted net income (loss) per share	$0.20	$(1.81)	$(0.68)	$(1.93)
Non-GAAP diluted net income per share	0.17	0.12	0.15	0.11

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

Financial information by reportable segment for the three-month periods ended September 30, 2012 and 2011 is summarized as follows (in thousands):

	Autoscope		RTMS		CitySync		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$4,980	$4,480	$1,056	$1,678	$1,141	$1,264	$7,177	$7,422
Gross profit	4,440	4,081	469	931	407	635	5,316	5,647
Goodwill impairment	—	525	—	7,392	—	3,768	—	11,685
Amortization of intangible assets	—	—	192	192	217	225	409	417
Intangible assets and goodwill	—	—	1,603	3,743	5,306	7,755	6,909	11,498

Financial information by reportable segment for the nine-month periods ended September 30, 2012 and 2011 is summarized as follows (in thousands):

	Autoscope		RTMS		CitySync		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$12,021	$11,243	$2,430	$5,751	$3,691	$4,675	$18,142	$21,669
Gross profit	10,686	10,404	1,058	3,263	1,905	2,404	13,649	16,071
Goodwill impairment	—	525	1,372	7,392	1,803	3,768	3,175	11,685
Amortization of intangible assets	—	—	576	576	651	667	1,227	1,243
Intangible assets and goodwill	—	—	1,603	3,743	5,306	7,755	6,909	11,498

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,		Quarter Over Quarter Change

	2012	2011
Product sales	47.4%	55.0%	(16.7)%
Royalties	52.6	45.0	13.1
Total revenue	100.0	100.0	(3.3)
Gross profit – product sales	45.3	56.5	(33.2)
Gross profit – royalties	100.0	100.0	13.1
Selling, marketing and product support	21.8	35.2	(40.1)
General and administrative	21.3	23.5	(12.1)
Research and development	13.3	14.7	(12.6)
Amortization of intangible assets	5.7	5.6	(1.9)
Restructuring	—	—	nm *
Goodwill impairment	—	157.4	(100.0)
Income (loss) from operations	11.9	(160.4)	nm *
Income tax benefit	(1.8)	(42.8)	(95.8)
Net income (loss)	13.8	(117.6)	(111.3)

	Nine-Month Periods Ended September 30,		Period Over Period Change

	2012	2011
Product sales	49.5%	58.2%	(28.8)%
Royalties	50.5	41.8	1.2
Total revenue	100.0	100.0	(16.3)
Gross profit – product sales	50.0	55.6	(36.0)
Gross profit – royalties	100.0	100.0	1.2
Selling, marketing and product support	28.9	36.3	(33.5)
General and administrative	22.4	21.9	(14.3)
Research and development	17.9	14.4	3.9
Amortization of intangible assets	6.8	5.7	(1.3)
Restructuring	2.4	—	nm *
Goodwill impairment	17.5	53.9	(72.8)
Loss from operations	(20.6)	(58.1)	(70.4)
Income tax benefit	(2.0)	(15.1)	(88.7)
Net loss	(18.4)	(43.0)	nm *

*nm = not meaningful

Total revenue decreased to $7.2 million in the three-month period ended September 30, 2012 from $7.4 million in the same period in 2011, a decrease of 3.3%, and to $18.1 million in the first nine months of 2012 from $21.7 million in the same period in 2011, a decrease of 16.3%. Royalties increased to $3.8 million in the third quarter of 2012 from $3.3 million in the comparable quarter of 2011, and they were $9.1 million in each of the first nine months of 2012 and 2011. Product sales decreased to $3.4 million in the third quarter of 2012 from $4.1 million in the same period in 2011, a decrease of 16.7%, and they decreased to $9.0 million in the first nine months of 2012 from $12.6 million in the same period in 2011, a decrease of 28.8%. Year to date, royalties were up as a result of the inclusion of RTMS royalties as a result of changing our RTMS product line to a royalty business model in December 2011, and the increase was slightly offset by a decrease in Autoscope royalties. The decreases in product sales in both the quarter and first nine months of 2012 were mainly due to lower sales volume in North America resulting from the transition of our RTMS product line to a royalty model and by a lower volume of sales in our CitySync product line.

Revenue for the Autoscope segment increased in the three-month period ended September 30, 2012 to $5.0 million from $4.5 million in 2011 and in the first nine months of 2012 to $12.0 million from $11.2 million in 2011 and is reflective of higher sales volume internationally partially offset by lower royalties. Revenue for the RTMS segment decreased in the three-month period ended September 30, 2012 to $1.1 million in 2012 from $1.7 million in 2011 and decreased in the first nine months of 2012 to $2.4 million from $5.8 million in 2011. RTMS product sales and royalties were $799,000 and $258,000, respectively, in the three months ended September 30, 2012 and $1.8 million and $621,000, respectively, in the nine month period ended September 30, 2012. The decrease in revenue for the RTMS segment is mainly due to the transition of this product line to a royalty model in North America and lower unit volume in North America offset by an increase in the volume of RTMS products sold internationally. The three month period ended March 31, 2012 was the first period in which RTMS revenues included royalty income. Revenue for the CitySync segment decreased in the three-month period ended September 30, 2012 to $1.1 million in 2012 from $1.3 million in 2011 and decreased in the first nine months of 2012 to $3.7 million from $4.7 million in 2011. The decreases in 2012 are due to lower sales volume and are reflective of a difficult environment for selling security applications to government customers in Europe that we believe was caused by constrained government budgets.

Gross margins for product sales decreased to 45.3% in the three months ended September 30, 2012 from 56.5% in the same period in 2011, and decreased to 50.0% in the first nine months of 2012 from 55.6% in the same period in 2011. Gross margins for the CitySync product line have historically been lower than gross margins for the Autoscope and RTMS product lines and, therefore, the mix of the product lines in any given period can result in varying margins. Generally, lower sales volumes of CitySync products will reduce gross margins because of fixed manufacturing costs for these products. In the three months ended September 30, 2012, we recorded a lower of cost or market adjustment of $150,000 to inventory procured for a subsequently cancelled order. Gross margins on royalty income remained consistent at 100% in each of the three and nine month periods ended September 30, 2012 and 2011. We anticipate that gross margins for our product sales will be higher in the remainder of 2012 as compared to the first nine months, while we expect royalty gross margins will remain 100%.

Selling, marketing and product support expense decreased to $1.6 million, or 21.8% of total revenue, in the three months ended September 30, 2012 from $2.6 million, or 35.2% of total revenue, in the third quarter of 2011, and to $5.2 million, or 28.9% of total revenue, in the first nine months of 2012 from $7.9 million, or 36.3% of total revenue, in the first nine months of 2011. Our selling, marketing and product support expense decreased mainly due to the workforce reduction resulting from restructuring activities. We anticipate that selling, marketing and product support expense will decrease both in terms of dollar amount and as a percentage of revenue in the remainder of 2012 as compared to 2011 as we realize the impact of restructuring initiatives and the RTMS business model change.

General and administrative expense decreased to $1.5 million, or 21.3% of total revenue, in the three months ended September 30, 2012, from $1.7 million, or 23.5% of total revenue, in the same period in 2011, and to $4.1 million, or 22.4% of total revenue, in the first nine months of 2012, from $4.7 million, or 21.9% of total revenue, in the same period in 2011. General and administrative expenses decreased in 2012 mainly due to the workforce reduction resulting from restructuring activities, partially offset by severance for the separation from our former President and Chief Executive Officer. We anticipate that general and administrative expense will decrease both in terms of dollar amount and as a percentage of revenue in the remainder of 2012 as compared to 2011 as we realize the impact of restructuring initiatives and the RTMS business model change.

Research and development expense decreased to $1.0 million, or 13.3% of total revenue, in the three months ended September 30, 2012, from $1.1 million, or 14.7% of total revenue, in the same period in 2011, and increased to $3.2 million, or 17.9% of total revenue, in the first nine months of 2012, from $3.1 million, or 14.4% of total revenue, in the same period in 2011. The increase was mainly related to the increased expenditures on our hybrid and other product developments. We anticipate that research and development expense will remain similar or decrease slightly in terms of dollar amount in 2012 as compared to 2011.

Amortization of intangibles expense was $409,000 and $417,000 in the third quarters of 2012 and 2011, respectively, and $1.2 million in the first nine months of 2012 and 2011 and reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $1.6 million for all of 2012.

As discussed above, in December 2011, we announced a change to our North American business model for the RTMS product line and certain restructuring initiatives. In June 2012, we expanded the restructuring initiative to include our Hong Kong facility and personnel as well as aspects of our Europe-based CitySync business. The majority of restructuring expense recognized in 2012 related to employee severance.

We recognized a goodwill impairment in the second quarter of 2012 of $3.2 million that was triggered by a significant decline in our market capitalization as of June 30, 2012.

Other income was $3,000 and $27,000 in the third quarter and first nine months of 2012, respectively, as compared to $1,000 and $7,000, respectively, in the same periods in 2011. Other income consists primarily of interest income on cash and short-term investments.

Our effective income tax rate for the first nine months of 2012 was significantly below historic levels for multiple reasons, including the impacts of a non-deductible portion of the goodwill impairment charge and our tax credit situation in multiple jurisdictions. As our rate is derived from estimates of full year results, the year-end rate could vary widely from the current rate.

Liquidity and Capital Resources

At September 30, 2012, we had $7.5 million in cash and cash equivalents and $3.2 million in short-term investments, compared to $5.2 million in cash and cash equivalents and $2.1 million in short-term investments at December 31, 2011. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash provided by operating activities was $3.2 million in the first nine months of 2012, compared to cash used for operating activities of $2.3 million in the same period in 2011. The primary reasons for the increase in cash were collections of outstanding receivables and conversions of inventory, offset by reductions in payables, and the generation of operating income after taking into account non-cash charges for goodwill impairment, depreciation and amortization. We anticipate that average receivable collection days in 2012 will improve compared to 2011 but will not have a material impact on our liquidity.

Net cash used for investing activities was $1.4 million for the first nine months of 2012, compared to cash used for investing activities of $1.6 million in the first half of 2011. We purchased, on a net basis, $1.1 million of marketable securities in the first nine months of 2012. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2012.

We have a revolving line of credit agreement with Associated Bank, National Association. The revolving line of credit provides for up to $5.0 million at an annual interest rate equal to the greater of 4.5% or LIBOR plus 2.75%, as reset from time to time by the bank. Advances on the line of credit cannot exceed a borrowing base determined under a formula, which is a percentage of the amounts of eligible receivables. The line of credit currently has no borrowings outstanding and matures on May 1, 2013. We believe that on an ongoing basis, we will have regular availability to draw a minimum of $2.0 million on our line of credit based on our qualifying assets.

We believe that cash and cash equivalents on hand at September 30, 2012, along with the availability of funds under our $5.0 million revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

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

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	our historical dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

•	the continuing ability of our licensee to pay royalties owed;

•	the mix of and margin on the products we sell;

•	our dependence on third parties for manufacturing and marketing our products;

•	our dependence on single-source suppliers to meet manufacturing needs;

•	our increased international presence;

•	our failure to secure adequate protection for our intellectual property rights;

•	the development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;

•	our inability to develop new applications and product enhancements;

•	unanticipated delays, costs and expenses inherent in the development and marketing of new products, including ANPR products;

•	our inability to respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage a growth in revenue and/or production requirements;

•	the influence over our voting stock by affiliates;

•	our inability to hire and retain key scientific and technical personnel;

•	our inability to achieve and maintain effective internal controls;

•	our inability to successfully integrate acquisitions;

•	political and economic instability, including recent volatility in the economic environment of the European Union caused by the ongoing sovereign debt crisis in Europe;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. From time to time, we enter into currency hedges to attempt to lower our exposure to translation gains and losses as well as to limit the impact of foreign currency translations upon the consolidation of our foreign subsidiaries. A 10% adverse change in foreign currency rates, if we have not hedged, could have a material effect on our results of operations or financial position. Our current greatest exposure for a negative material impact to our operations is a rising Canadian Dollar versus the U.S. Dollar.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2012:

Exhibit Number	Description

10.1	Employment Agreement dated as of October 30, 2012 by and between the Company and Kris B. Tufto, as President and Chief Executive Officer of the Company.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Fifth Modification to Manufacturing, Distributing and Technology License Agreement dated as of July 24, 2012 by and between the Company and Econolite Control Products, Inc.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 5, 2012	By:	/s/ Kris B. Tufto
Kris B. Tufto
President and Chief Executive Officer
(principal executive officer)

Dated: November 5, 2012	By:	/s/ Gregory R. L. Smith
Gregory R. L. Smith
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated as of October 30, 2012 by and between the Company and Kris B. Tufto, as President and Chief Executive Officer of the Company.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Fifth Modification to Manufacturing, Distributing and Technology License Agreement dated as of July 24, 2012 by and between the Company and Econolite Control Products, Inc.

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.