Form 10-K
period 2012-12-31
IMAGE SENSING SYSTEMS INC
filed 2013-03-27
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,878,682 based on the closing sale price as reported on The NASDAQ Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2013 was 4,966,619 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the 2013 Annual Meeting of Shareholders (Proxy Statement)	Part III

i

PART I

Item 1.	Business

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

CED is a process in which software rather than humans examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, CED is a critical component of managing congestion and traffic flow. In many markets, it is not possible to build roads, bridges and highways quickly enough to accommodate increasing automobile ownership. For example, in 2011 there were approximately 4.0 million vehicles in Moscow, and the number of vehicles is expected to increase to 5.0 million vehicles by 2013. In China, 19.3 million vehicles were introduced in 2012, up from the 18.5 million vehicles introduced in 2011. This is expected to rise to 30 million vehicles per year by 2020. In 2011, the number of vehicles in China surpassed 100 million. We believe this growing use of vehicles worldwide will make CED-based ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

We market our Autoscope and RTMS products outside of North America, the Caribbean and Latin America and our CitySync products through a combination of distribution and direct sales channels, including our wholly-owned subsidiaries in Hong Kong, Poland and the United Kingdom. Our end users primarily include governmental agencies and municipalities, and, as of December 31, 2012, we had sold over 135,000 units in more than 60 countries.

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

We believe our Autoscope and RTMS products are competitive with and can take market share from in-pavement loop detectors. Based on our determination, the U.S. ITS above-ground detection market sales in 2012 were approximately $100 to $120 million and the worldwide ITS above-ground detection market was approximately $200 million. We believe that we are the leader in the U.S. above-ground detection market in terms of sales volume, and we estimate that U.S. sales of in-pavement loop detectors that our Autoscope and RTMS products can supplant were approximately $250 million in 2012.

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

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed. The population of the United States has grown by about 20%, or 65 million, from 1990 to 2010, while highway miles have increased by approximately 4% in the same period. Between 1990 and 2010, the number of registered highway vehicles in the U.S. increased from 193 million to 255 million. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. CED-based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

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

The Melding of Large City Service Domains. Large cities require a wide range of service domains, including traffic, security/surveillance and environmental protection. These cities are increasingly turning to centralized management of these service domains, employing a command and control model that requires sharing and integrating data across service domains to operate effectively and lower total cost – so called “Smart Cities” initiatives. For example, data collected for the traffic management service domain is relevant to all of the other service domains. This means that each CED sensor can supply information to multiple domain services. In turn, the sharing of detection information across service domains should increase the level of sophistication required to process and interpret that information. Additionally, CED is becoming less costly to manufacture while becoming more capable of performing certain complicated tasks than humans. This makes the concepts of “rich sensing” and “instrumenting the city” through CED solutions cost effective, which we believe will result in the extensive proliferation of sophisticated sensors and detection devices.

The non- ITS Automatic Number Plate Recognition Market. In addition to ITS, ANPR is widely used for applications in security, police and parking, among others. We believe the sum of these world-wide markets is significant and currently is in excess of $350 million for their ANPR components. We also believe the competitive landscape is fragmented, with no dominant market share for any one competitor.

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

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last two decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Electronic Integrated Systems, Inc. (“EIS”), from which we purchased our radar product line, was one of the first companies to introduce radar-based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products, such as RTMS. Additionally, the CitySync system was the first in the ANPR market to capture multiple license plates in the same lane with a standard configuration. Furthermore, our new hybrid product, Autoscope®Duo™, is the first commercial product to combine video and radar capabilities in a single unit to improve accuracy and gives us an entrée to significantly expand our accessible market by continuing to drive the conversion from legacy loop detection to above-ground detection. We have successfully collaborated with our long-term channel partners to market these new products. We believe that developing, enhancing and marketing new products with our partners translates into strong organic revenue growth and high levels of profitability.

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

Experienced Management Team and Engineering Staff. Our management team and engineering staff are highly experienced in the ITS and software industries. Additionally, the continuity of our engineering staff should allow the uninterrupted development of new or improved products.

Our Growth Strategy

As part of our growth strategy, we seek to:

Enhance and Extend Our Technology Leadership in ITS. We believe we have established ourselves as a leading provider of CED in the ITS market segment. We believe that we continue to have an opportunity to accelerate our growth. We plan to do this by improving the accuracy and functionality of our products and opportunistically expanding our product offering into adjacent markets, as well as expanding our portfolio and channels through licensing. Having developed and introduced a hybrid CED product, Autoscope®Duo™, we expect to take advantage of our technical leadership in ITS and further differentiate us from our competitors.

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

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS and adjacent security and law enforcement applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. Our CitySync systems use video sensors in the visible and infrared spectrums to read license or number plates for tolling, traffic data, security, police and parking applications. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $4.1 million, $4.4 million and $3.6 million on research and development in 2012, 2011 and 2010, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which support for additional sensory inputs such as acoustic, chemical, smoke, weather and vibration sensors may be added in the future. A diagram displaying our fundamental product architecture is shown below.

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

The Autoscope system comes in two varieties. Autoscope Encore and its predecessor, Solo Terra, are our integrated units with a color zoom camera and a machine vision processing computer contained in a compact housing that is our leading offering in the North American market. Autoscope RackVision is our card only machine vision processing computer that is located in an intersection signal controller, control hub, incident management center or traffic management center that receives video from a separate camera. The RackVision and its variants are our top selling Autoscope products in international markets. Autoscope products offer digital MPEG-4 video streaming, high speed Ethernet interface, web browser maintenance and data and video over power line communications.

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

Distribution, Sales and Marketing

We market and sell our products globally. As of December 31, 2012, we had supplied systems for more than 135,000 units in more than 60 countries. Together with our partners, we offer a combination of high-performance CED technology and experienced local support. Our end users primarily consist of federal, state, city and county departments of transportation, port, highway, tunnel, toll and other transportation authorities, law enforcement agencies and parking facility operators. The decision-makers within these entities typically are traffic planners and engineers, who in turn often rely on consulting firms that perform planning and feasibility studies. Our products sometimes are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

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

European, Asian and African Sales. We market Autoscope, RTMS and CitySync to a network of distributors covering countries in Europe, the Middle East, Africa and Asia through our wholly-owned subsidiaries that have offices in Hong Kong, Poland and the United Kingdom. On a limited basis, we sell directly to the end user. Technical support to these distributors is provided by our wholly-owned subsidiaries in Europe and Asia, with second-tier support provided by our engineering groups. From time to time, we may grant exclusive rights to Econolite for markets outside of our significant markets for certain jurisdictions or product sales based on facts and circumstances related to the opportunities.

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

Among the companies that provide direct competition to Autoscope worldwide are FLIR Systems, Inc., Signal Group Inc. (Semex), Iteris, Inc. and Citilog S.A. Among the companies that provide direct competition to RTMS worldwide are Wavetronix, LLC, MS Sedco Inc. and Xtralis, LLC. Among the companies that provide direct competition to CitySync worldwide are 3M Company, Perceptics LLC, Genetec Inc. and Elsag Datamat S.p.a. All of these companies have working installations of their systems in the U.S. and other parts of the world. To our knowledge, Autoscope and RTMS have the largest number of installations as compared to their direct competitors. In addition, there are smaller local companies providing direct competition in specific markets throughout the world. We are aware that these and other companies will continue to develop technologies for use in traffic management, security, police and parking applications. One or more of these technologies could in the future provide increased competition for our systems.

Other potential competitors of which we are aware include Siemens AG, Cognex Corp., Augusta Technologie AG, Matsushita Electric Industrial Co., Ltd. (Panasonic), Sumitomo Corporation and Omron Electronics LLC. These companies have machine vision or radar capabilities and have substantially more financial, technological, marketing, personnel and research and development resources than we have.

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

Intellectual Property

To protect our rights to our proprietary know-how, technology and other intellectual property, it is our policy to require all employees and consultants to sign confidentiality agreements that prohibit the disclosure of confidential information to any third parties. These agreements also require disclosure and assignment to us of any discoveries and inventions made by employees and consultants while they are devoted to our business activities. We also rely on trade secret, copyright and trademark laws to protect our intellectual property. We have also entered into exclusive and non-exclusive license and confidentiality agreements relating to our own and third-party technologies. We aggressively protect our processes, products, and strategies as proprietary trade secrets. Our efforts to protect intellectual property and avoid disputes over proprietary rights include ongoing review of third-party patents and patent applications.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate.

Employees

As of December 31, 2012, we had 104 employees, consisting of 56 employees in North America, 39 employees in Europe and nine employees in Asia. None of our employees are represented by a union.

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

We further caution you not to unduly rely on any forward-looking statements because they reflect our views only as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, Autoscope products. Gross profit from Autoscope sales accounted for approximately 77% of our gross profit in 2012, 71% in 2011 and 63% in 2010. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. As such, any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope system in North America, the Caribbean and Latin America and the RTMS products in the United States, Canada and Mexico. The agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in North America, the Caribbean and Latin America. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope system and the RTMS products. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 50% in 2012, 43% in 2011 and 40% in 2010. Econolite’s account receivable represented 35% of our accounts receivable at December 31, 2012 and 42% of our accounts receivable at December 31, 2011. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

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

The use of video and ANPR products and systems has been challenged and limited under existing laws, regulations and constitutional provisions protecting privacy rights. For example, both Maine and New Hampshire have laws limiting the use of ANPR systems, and legislation has been proposed in Minnesota limiting the use of data collected by ANPR systems. In addition, laws, regulations and constitutional provisions may be adopted in the future to limit the use of video and ANPR products and systems. These existing and new laws, regulations and constitutional provisions could negatively affect the acceptance and sale of our video and ANPR products and systems and thus have a negative effect on our financial condition and results of operations.

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

Geographic expansion will be primarily outside of the U.S. and hence will be disproportionately subject to the risks of international operations discussed in this Annual Report on Form 10-K.

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

We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite and Wireless Technology, Inc. (“WTI”) to manufacture the Autoscope system, the RTMS products and related products for sales in North America, the Caribbean and Latin America. We have arrangements with Hansatech EMS Limited (“Hansatech”) in the United Kingdom to manufacture the ANPR systems. We work with suppliers, most of whom are overseas, to manufacture the rest of our products. We also need to comply with the European Union’s regulatory RoHS directive restricting the use of certain hazardous substances in electrical and electronic equipment. If Econolite, WTI, Hansatech or our other suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope system and related products in North America, the Caribbean and Latin America and the RTMS products in the United States, Canada and Mexico. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope system or the RTMS products, or the disruption or termination of that relationship, could result in reduced revenue and market share for our products.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals. As a result, the Securities and Exchange Commission enacted new annual disclosure and reporting requirements for public companies who use these minerals in their products, which apply to us. Under the final rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products. Because our supply chain is broad-based and complex, we may not be able to easily verify the origins for all minerals used in our products. In addition, the new rules could reduce the number of suppliers who provide components and products containing conflict-free minerals and thus could increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses could have a material adverse impact on our financial condition and results of operations.

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

Our business could be affected by various legal and regulatory compliance risks, including those involving antitrust, environmental, anti-bribery or anti-corruption laws and regulations.

We are subject to various legal and regulatory requirements and risks in the U.S. and other countries in which we have facilities or sell our products involving compliance with antitrust, environmental, anti-bribery and anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. Although we have internal policies and procedures with the intention of assuring compliance with these laws and regulations, our employees, contractors, agents and licensees involved in our international sales may take actions in violation of such policies. For more information, see the discussion in Note 15 of our Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. Any future adverse development, ruling or settlement could result in charges that could have an adverse effect on our results of operations or cash flows.

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

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 46% of our total revenue in 2012. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	export restrictions and controls relating to technology;

•	pricing pressure that we may experience internationally;

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;

•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;

•	required compliance with existing and new foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulty of enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;

•	political and economic instability, including volatility in the economic environment of the European Union caused by the ongoing sovereign debt crisis in Europe;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	higher danger of terrorist activity, war or civil unrest, compared to domestic operations;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

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

Our technology depends upon the knowledge, experience and skills of our key management and scientific and technical personnel. Additionally, our ability to continue technological developments and to market our products, and thereby develop a competitive edge in the marketplace, depends in large part on our ability to attract and retain qualified scientific and technical personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be able to attract and retain the individuals we need, especially if our business expands and requires us to employ additional personnel. In addition, the loss of personnel or our failure to hire additional personnel could materially and adversely affect our business, operating results and ability to expand. The loss of key personnel, or our inability to hire and retain qualified personnel, would harm our business.

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

As of December 31, 2012, the net carrying value of long-lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $12.4 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded and our stock price is volatile.

Our common stock is thinly traded, with 3,004,484 shares of our 4,966,619 outstanding shares held by non-affiliates as of February 28, 2013. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could continue to adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could continue to be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Although certain economic conditions in the United States have improved or shown signs of improvement, economic growth has been slow and uneven. In recent years, the weak global economic conditions, particularly in the U.S. and Europe, have negatively affected our sales and profitability. During economic downturns, governmental entities in particular, which constitute most of our end users, reduce or delay their purchase of our products, which has had and may continue to have an adverse effect on our business. The ongoing uncertainty about the federal budget in the U.S. could have a negative effect on the U.S. and global economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Current economic conditions have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

Although we believe we have sufficient liquidity under our financing arrangements to run our business, under extreme market conditions, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Continuing market volatility has exerted downward pressure on our stock price, which could make it more difficult or unfavorable for us to raise additional capital in the future.

•

Economic conditions could result in customers in our markets continuing to experience financial difficulties, including limited liquidity and their inability to obtain financing or electing to limit spending because of the economy which may result, for example, in customers’ inability to pay us at all or on a timely basis and in declining tax revenue for our customers that are governmental entities, which in turn could result in decreased sales and earnings for us.

We do not know if market conditions or the state of the overall economy will improve in the near future, when improvement will occur or if any improvement will benefit our market segment.

Our directors and executive officers have substantial influence over us and could limit the ability of our other shareholders to affect the outcome of key transactions, including changes of control.

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially owned 9% of our outstanding common stock as of March 15, 2013, assuming the exercise by them of all of their options that were currently exercisable or that vest within 60 days of March 15, 2013. Our executive officers and directors and their affiliated entities, if acting together, thus are able to influence significantly all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other significant corporate transactions. These shareholders may have interests that differ from other shareholders, and they may vote in a way with which other shareholders disagree and that may be adverse to other shareholders’ interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our shareholders.

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

We believe that our current space is generally adequate to meet our current expected needs and we do not intend to lease significantly more space in 2013.

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

	2012		2011

Quarter	High	Low	High	Low

First	$7.26	$6.02	$14.34	$12.58
Second	7.80	4.64	13.94	9.85
Third	5.48	4.61	11.29	5.76
Fourth	5.30	4.57	7.16	4.91

Shareholders

As of February 28, 2013, there were 22 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Debt Covenants

Our credit agreement includes certain financial covenants, including minimum debt service ratios, minimum cash flow coverage ratios, and other financial measures. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of common stock. At December 31, 2012 and December 31, 2011, we were in compliance with these financial covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2012. The statement of income and balance sheet data for the years ended and as of December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended December 31,

	2012	2011	2010	2009	2008

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product sales	$12,564	$17,475	$19,162	$12,483	$13,144
Royalties	12,399	13,046	12,519	12,110	13,321

Total revenue	24,963	30,521	31,681	24,593	26,465

Cost of revenue (exclusive of amortization shown below):
Product sales	6,706	8,769	7,799	4,297	4,912
Restructuring	—	448	—	—	—

Total cost of revenue	6,706	9,217	7,799	4,297	4,912

Gross profit	18,257	21,304	23,882	20,296	21,553
Operating expenses:
Selling, marketing and product support	7,289	10,609	9,807	7,201	6,680
General and administrative	5,167	6,315	4,372	3,779	4,069
Research and development	4,135	4,424	3,630	3,336	2,908
Amortization of intangible assets	1,622	1,650	1,218	768	768
Restructuring	430	287	—	—	—
Goodwill impairment	3,175	11,685	—	—	—
Acquisition related expenses (income)	—	(618)	817	—	—

	21,818	34,352	19,844	15,084	14,425

Income (loss) from operations	(3,561)	(13,048)	4,038	5,212	7,128
Other income (expense), net	29	9	(123)	7	43

Income (loss) before income taxes	(3,532)	(13,039)	3,915	5,219	7,171
Income tax expense (benefit)	(180)	(3,022)	910	1,354	2,207

Net income (loss)	$(3,352)	$(10,017)	$3,005	$3,865	$4,964

Net income (loss) per share:
Basic	$(0.69)	$(2.07)	$0.66	$0.97	$1.26
Diluted	(0.69)	(2.07)	0.64	0.95	1.24

Weighted average number of common shares outstanding:
Basic	4,886	4,834	4,555	3,985	3,943
Diluted	4,886	4,834	4,667	4,081	4,001

	At December 31,

	2012	2011	2010	2009	2008

	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$38,536	$41,254	$54,356	$41,150	$36,108
Bank debt	—	—	—	4,000	3,750
Total shareholders’ equity	33,980	36,326	46,021	32,713	28,530

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Autoscope systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. We sell CitySync systems to distributors and end users in North America. As described below, we changed our RTMS selling model in 2012. We sell all of our systems to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

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

RTMS Business Model Change. Beginning in 2012, we changed part of our RTMS business model by granting an exclusive license to manufacture and distribute RTMS products in North America to Econolite under terms substantially the same as our Autoscope royalty arrangement. In conjunction with this agreement, certain of our sales and marketing employees dedicated to RTMS became employed directly by Econolite. As a result, in 2012, revenue earned from sales of RTMS in North America are in the form of a royalty rather than a sale directly to the purchaser, and there is no cost of revenue in 2012 and future periods, as Econolite is now responsible for manufacturing and post-sales support, except for transitional legacy items.

Simultaneously with the RTMS changes, we restructured aspects of our North American RTMS and CitySync businesses. Most significantly, the assembly of our RTMS product was moved from our Toronto facility to a third party, and our production and administrative support headcount was reduced early in 2012.

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

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue between periods. The ongoing difficult economic environment in Europe and the United States is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to continue to negatively affect our revenue.

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope and RTMS (2012) systems in North America, the Caribbean and Latin America and (2) revenue received from the direct sales of our RTMS (2011 and prior) and CitySync systems in North America, the Caribbean and Latin America and all of our systems in Europe and Asia. As described above, beginning in 2012, RTMS sales in North America have been royalty based. We calculate the royalties using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

Cost of Revenue. There is no cost of revenue related to royalties, as virtually all manufacturing, warranty and related costs are incurred by Econolite. Cost of revenue related to product sales consists primarily of the amount charged by our third party contractors to manufacture hardware platforms, which is influenced mainly by the cost of electronic components. The cost of revenue also includes logistics costs, estimated expenses for product warranties, restructuring costs and inventory reserves. The key metric that we follow is achieving certain gross margin percentages on product sales by geographic region and to a lesser extent by product line.

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

Non-GAAP Operating Measure. We use non-GAAP net income to analyze our business. Non-GAAP net income excludes the impact, net of tax, of restructuring charges and amortizing the intangible assets and expenses related to acquisitions, including earn-out adjustments. Non-GAAP net income also excludes the impact, net of tax, of restructuring and goodwill impairment charges. Management believes that this non-GAAP operating measure, when shown in conjunction with GAAP measures, facilitates the comparison of our current operating results to historical operating results. We use this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Further, we believe that this non-GAAP measure improves management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net income (loss) to non-GAAP net income are as follows (dollars in thousands, except per share amounts):

	Years ended December 31

	2012	2011	2010

GAAP net income (loss)	$(3,352)	$(10,017)	$3,005
Adjustments to reconcile to non-GAAP net income:
Amortization of intangible assets	1,622	1,650	1,218
Goodwill impairment	3,175	11,685	—
Restructuring	430	735	—
Acquisition related expenses (income)	—	(618)	817
Impact on income tax expense/benefit of excluded items (1)	(985)	(3,074)	(414)

Non-GAAP net income	$890	$361	$4,626

GAAP diluted earnings (loss) per share	$(0.69)	$(2.07)	$0.64
Non-GAAP diluted earnings per share	0.18	0.07	0.99

               _____________________________________

               (1) Reflects annual effective income tax rates of the non-GAAP charges or credits.

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

Segments. We currently operate in three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line and, beginning in 2012, has revenue characteristics similar to Autoscope. CitySync is our ANPR product line. All segment revenues are derived from external customers.

As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2012

	Autoscope	RTMS	CitySync	Total

Revenue	$16,031	$4,118	$4,814	$24,963
Gross profit	14,010	1,798	2,449	18,257
Goodwill impairment	—	1,372	1,803	3,175
Amortization of intangible assets	—	748	874	1,622
Intangible assets	—	1,430	5,059	6,489

	For the year ended December 31, 2011

	Autoscope	RTMS	CitySync	Total

Revenue	$17,445	$7,366	$5,710	$30,521
Gross profit	15,096	3,512	2,696	21,304
Goodwill impairment	525	7,392	3,768	11,685
Amortization of intangible assets	—	768	882	1,650
Intangible assets and goodwill	—	3,551	7,457	11,008

	For the year ended December 31, 2010

	Autoscope	RTMS	CitySync	Total

Revenue	$16,659	$9,819	$5,203	$31,681
Gross profit	15,054	6,104	2,724	23,882
Amortization of intangible assets	—	768	450	1,218
Intangible assets and goodwill	525	11,710	11,991	24,226

Results of Operations

The following table sets forth, for the periods indicated, certain statements of income data as a percent of total revenue and gross margin on international sales and royalties as a percentage of international sales and royalties, respectively.

	Year Ended December 31,

	2012	2011	2010

Product sales	50.3%	57.3%	60.5%
Royalties	49.7	42.7	39.5

Total revenue	100.0	100.0	100.0

Gross margin–product sales	46.6	47.3	59.3
Gross margin–royalties	100.0	100.0	100.0
Selling, marketing and product support	29.2	34.8	31.0
General and administrative	20.7	20.7	13.8
Research and development	16.6	14.5	11.5
Goodwill impairment	12.7	38.3	―
Amortization of intangibles	6.5	5.4	3.8
Restructuring charges	1.7	0.9	―
Acquisition related expenses (income)	―	(2.0)	2.6
Income (loss) from operations	(14.3)	(42.8)	12.7
Income tax expense (benefit)	(0.7)	(9.9)	2.9
Net income (loss)	(13.4)	(32.8)	9.5

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011. Total revenue decreased to $25.0 million in 2012 from $30.5 million in 2011, a decrease of 18.2%. Royalty income decreased to $12.4 million in 2012 from $13.0 million in 2011, a decrease of 5.0%. The decrease in royalties was the result of a decrease in Autoscope royalties slightly offset by the inclusion of RTMS royalties as a result of changing our RTMS product line to a royalty business model in January 2012. Autoscope royalties were lower in 2012 compared to 2011 as a result of lower unit volume. Product sales decreased to $12.6 million in 2012 from $17.5 million in 2011, a decrease of 28.1%. The decrease in product sales was mainly due to the RTMS model change and to a lesser extent lower sales volume in Europe resulting, in part, from economic pressures. Revenue for the Autoscope segment decreased to $16.0 million in 2012 from $17.4 million in 2011, a decrease of 8.1%. Revenue for the RTMS segment decreased to $4.1 million in 2012 from $7.4 million in 2011, a decrease of 44.1%. The decrease in Autoscope was due to lower sales volume in North America, and to a lesser extent, in Europe. The decrease in RTMS was due mainly to the business model change that resulted in revenues in the form of a royalty rather than a direct product sale to a purchaser. Revenue for the CitySync segment decreased to $4.8 million in 2012 from $5.7 million in 2011, a decrease of 15.7%. This is due to lower sales volume in 2012 and is reflective of a difficult environment for selling security applications to government customers in Europe and the United States that we believe was caused by constrained government budgets.

Gross margins for product sales decreased to 46.6% in 2012 from 47.3% in 2011. Gross margins for the CitySync product line have historically been lower than gross margins for the Autoscope and RTMS product lines and therefore the mix of the product lines in any given period can result in varying margins. Generally, lower sales volumes of RTMS or CitySync products will reduce gross margins because of fixed manufacturing costs for these products. The decrease in gross margins for 2012 compared to 2011 is reflective of lower sales volume. Additionally, during 2012, we recorded a $200,000 lower of cost or market adjustment to inventory procured for a subsequently cancelled order. Gross margins on royalty income remained consistent at 100.0% in 2012 and 2011. We anticipate that gross margins for our product sales will be higher in 2013 as compared to 2012, while we expect royalty gross margins will be 100% in 2013.

Selling, marketing and product support expense decreased to $7.3 million or 29.2% of total revenue in 2012 from $10.6 million or 34.8% of total revenue in 2011. Our selling, marketing and product support expense decreased mainly due to the workforce reduction resulting from restructuring activities and the RTMS business model change. We anticipate that selling, marketing and product support expense will increase in terms of dollar amount and as a percentage of revenue in 2013 as compared to 2012.

General and administrative expense decreased to $5.2 million or 20.7% of total revenue in 2012, from $6.3 million or 20.7% of total revenue in 2011. General and administrative expenses decreased in 2012 mainly as a result of restructuring initiatives, partially offset by severance for the separation of our former President and Chief Executive Officer, and the RTMS business model change. We anticipate that general and administrative expenses will increase in 2013 in dollar amount and as a percentage of revenue compared to 2012, principally due to increased legal and other professional fees related to the investigation and remediation actions described in Note 15 of our Notes to Consolidated Financial Statements set forth elsewhere in this Annual Report on Form 10-K. The Company’s known costs related to the investigation to date were immaterial in 2012 and approximately $1.5 million through March 22, 2013. The Company is unable to determine the likely outcome or range of loss, if any, from the investigation, or predict with certainty the timeline for resolution of the investigation.

Research and development expense decreased to $4.1 million or 16.6% of total revenue in 2012, down from $4.4 million or 14.5% of total revenue in 2012. The decrease was mainly related to decreased expenditures on our hybrid product development. We anticipate that research and development expense will increase in terms of dollar amount and as a percentage of revenue in 2013 as compared to 2012.

We recognized goodwill impairment charges in 2012 and 2011 of $3.2 million and $11.7 million, respectively, that were triggered by significant declines in our market capitalization.

As discussed above, beginning in January 2012, we changed our North American business model for the RTMS product line and undertook restructuring initiatives. In June 2012, we expanded the restructuring initiative to include aspects of our Europe-based CitySync business and our non-China Asian business. The majority of restructuring expense recognized in 2012 related to employee severance.

Amortization of intangibles expense was $1.6 million in both 2012 and 2011 and reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.4 million in 2013.

Other income, net was $29,000 and $9,000 in 2012 and 2011, respectively, primarily consisting of interest income.

Income tax benefit of $180,000, or 5.4% of our pretax loss, was recorded for the year ended December 31, 2012, compared to income tax benefit of $3.0 million, or 23.2% of pretax loss, for the year ended December 31, 2011. The decrease in the effective rate resulted from the nondeductible goodwill impairment charge, nondeductible stock option expense and valuation for net operating losses in certain jurisdictions. We expect the effective rate in 2013 to be below 30%.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010. Total revenue decreased to $30.5 million in 2011 from $31.7 million in 2010, a decrease of 3.7%. Royalty income increased to $13.0 million in 2011 from $12.5 million in 2010, an increase of 4.2%. Product sales decreased to $17.5 million in 2011 from $19.2 million in 2010, a decrease of 8.8%. The decrease in product sales was mainly due to lower sales volume in Asia resulting, in part, from increased price and product competition and slower than planned management transitions. Revenue for the Autoscope segment increased to $17.4 million in 2011 from $16.7 million in 2010, an increase of 4.7%. Revenue for the RTMS segment decreased to $7.4 million in 2011 from $9.8 million in 2010, a decrease of 25.0%. The increase in Autoscope was due to higher volume mainly driven by two large project sales late in 2011. The decrease in RTMS was due mainly to lower sales volume in Asia and, to a lesser extent, in North America. Although the CitySync segment increased in 2011 over 2010, an annualized pro-forma comparison shows a decline. This is due to lower sales volume in 2011 and is reflective of a difficult environment for selling security applications to government customers in Europe and the United States that we believe was caused by constrained government budgets. As CitySync revenues were below the threshold required to achieve a second earn-out payment, in the 2011 fourth quarter, we took into income, as a reduction of overall operating expenses, $618,000 that was estimated and recorded as of the acquisition date.

Gross margins for product sales decreased to 47.3% in 2011 from 59.3% in 2010. Gross margins for the CitySync product line have historically been lower than gross margins for the Autoscope and RTMS product lines and therefore the mix of the product lines in any given period can result in varying margins. Generally, lower sales volumes of RTMS or CitySync products will reduce gross margins because of fixed manufacturing costs for these products. Additionally, gross margins were lower as a result of $448,000 in restructuring charges related to the RTMS business model change. Without these charges, product sale gross margins would have been 49.8%. The decrease in gross margins for 2011 compared to 2010 is reflective of lower sales volumes and unfavorable mix towards lower margin third party equipment. Gross margins on royalty income remained consistent at 100.0% in each of 2011 and 2010.

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

Research and development expense increased to $4.4 million or 14.5% of total revenue in 2011, up from $3.6 million or 11.5% of total revenue in 2010. The increase was mainly related to the addition of the CitySync engineering organization and increased expenditures on our hybrid product development

We recognized a goodwill impairment in 2011 of $11.7 million that was triggered by a significant decline in our market capitalization.

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

Other income (expense), net was income of $9,000 in 2011, primarily consisting of interest income, as opposed to expense of $123,000 in 2010 mainly due to higher debt balances in 2010, including a portion related to CitySync.

Income tax benefit of $3.0 million, or 23.2% of our pretax loss, was recorded for the year ended December 31, 2011, compared to income tax expense of $0.9 million, or 23.2% of pretax income, for the year ended December 31, 2010.

Liquidity and Capital Resources

At December 31, 2012, we had $8.3 million in cash and cash equivalents and $4.8 million in short-term investments, compared to $5.2 million in cash and cash equivalents and $2.1 million in short-term investments at December 31, 2011. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with the primary objectives of safety and liquidity.

Net cash provided by operating activities was $5.9 million in 2012, compared to cash used of $1.3 million in 2011 and cash provided of $33,000 in 2010. The primary reasons for the increase in cash were collections of outstanding receivables and conversions of inventory, mostly driven by the RTMS model change, offset by reductions in payables and the generation of operating income after taking into account non-cash charges for goodwill impairment, depreciation and amortization. The primary reason for the 2011 change compared to 2010 was increased receivables outstanding in 2010 from 2009, the majority of which related to CitySync activity. We anticipate that average receivable collection days in 2013 will be similar to 2012 and that it will not have a material impact on our liquidity.

Net cash used in investing activities was $3.2 million in 2012, compared to cash used in investing activities of $1.4 million and $10.3 million in 2011 and 2010, respectively. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2013.

Net cash provided by financing activities was $121,000 in 2012, compared to cash provided of $105,000 and $4.4 million in 2011 and 2010, respectively. During 2010, we raised $8.8 million in cash, net of offering expenses, through a secondary offering, which was used to fund the purchase of CitySync. In December 2009, we entered into a term loan agreement for $4.0 million with Associated Bank, National Association (“Associated Bank”), which we fully repaid in September 2010.

We have a revolving line of credit and had term loans with Associated Bank that were initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At December 31, 2012, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

We believe that cash and cash equivalents on hand at December 31, 2012, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

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

Revenue Recognition and Allowance for Doubtful Accounts. We are required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. Royalty income is recognized based on sales shipped or delivered to our customers as reported to us by Econolite. Revenue is recognized when both product ownership and the risk of loss have transferred to the customer and we have no remaining obligations. Allowances for doubtful accounts are estimated by management based on an evaluation of potential losses related to customer receivable balances. We determine the allowance based on historical write-off experience in the industry, regional economic data, and an evaluation of specific customer accounts for risk of loss. We review our allowance for doubtful accounts monthly. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. The establishment of this reserve requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although management considers these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have an effect on reserve balances required.

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

Warranty Liabilities. The estimated cost to service warranty and customer service claims is included in cost of sales. This estimate is based on historical trends of warranty claims. We regularly assess and adjust the estimate of accrued warranty claims by updating claims rates for actual trends and projected claim costs. Our warranty liability contains uncertainties because our warranty obligations cover an extended period of time. While these liability levels are based on historical warranty experience, they may not reflect the actual claims that will occur over the upcoming warranty period, and additional warranty reserves may be required. A revision of estimated claim rates or the projected cost of materials and freight associated with sending replacement parts to customers could have a material adverse effect on future results of operations.

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

New and Recently Adopted Accounting Pronouncements

We do not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Approximately 40% of our revenue has historically been derived from shipments to customers outside of the United States, and a large portion of this revenue is denominated in currencies other than the U.S. dollar. Our international subsidiaries have functional currencies other than our U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose us to market risk on assets, liabilities and cash flows recognized on these transactions.

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

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$8,334	$5,224
Marketable securities	4,817	2,093
Accounts receivable, net of allowance for doubtful accounts of $796 and $677, respectively	6,722	10,148
Inventories	4,485	6,142
Prepaid expenses and other current assets	1,611	1,644
Deferred income taxes	186	429

Total current assets	26,155	25,680

Property and equipment:
Furniture and fixtures	461	444
Leasehold improvements	471	363
Equipment	4,427	3,364

	5,359	4,171
Accumulated depreciation	3,484	2,736

	1,875	1,435

Deferred income taxes	4,017	3,131
Intangible assets, net	6,489	7,888
Goodwill	—	3,120

TOTAL ASSETS	$38,536	$41,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,112	$1,998
Accrued compensation	949	1,013
Warranty and other current liabilities	1,086	1,601

Total current liabilities	4,147	4,612

Deferred income taxes	241	—
Other long-term liabilities	168	316

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,966,619 and 4,910,619 issued and outstanding, respectively	49	49
Additional paid-in capital	23,055	22,619
Accumulated other comprehensive income (loss)	390	(180)
Retained earnings	10,486	13,838

Total shareholders’ equity	33,980	36,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,536	$41,254

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years ended December 31

	2012	2011	2010

Revenue:
Product sales	$12,564	$17,475	$19,162
Royalties	12,399	13,046	12,519

	24,963	30,521	31,681
Cost of revenue (exclusive of amortization shown below):
Product sales	6,706	8,769	7,799
Restructuring	—	448	—

	6,706	9,217	7,799

Gross profit	18,257	21,304	23,882

Operating expenses:
Selling, marketing and product support	7,289	10,609	9,807
General and administrative	5,167	6,315	4,372
Research and development	4,135	4,424	3,630
Amortization of intangible assets	1,622	1,650	1,218
Restructuring	430	287	—
Goodwill impairment	3,175	11,685	—
Acquisition related expenses (income)	—	(618)	817

	21,818	34,352	19,844

Income (loss) from operations	(3,561)	(13,048)	4,038

Other income (expense), net	29	9	(123)

Income (loss) before income taxes	(3,532)	(13,039)	3,915
Income tax expense (benefit)	(180)	(3,022)	910

Net income (loss)	$(3,352)	$(10,017)	$3,005

Net income (loss) per share:
Basic	$(0.69)	$(2.07)	$0.66
Diluted	(0.69)	(2.07)	0.64

Weighted average number of common shares outstanding:
Basic	4,886	4,834	4,555
Diluted	4,886	4,834	4,667

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31

	2012	2011	2010

Net income (loss)	$(3,352)	$(10,017)	$3,005
Other comprehensive income (loss):
Foreign currency translation adjustment	570	(232)	223

Comprehensive income (loss)	$(2,782)	$(10,249)	$3,228

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31

	2012	2011	2010

Operating activities:
Net income (loss)	$(3,352)	$(10,017)	$3,005
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	727	548	498
Amortization	1,622	1,650	1,218
Tax benefit from disqualifying dispositions	71	37	72
Stock-based compensation	244	412	342
Goodwill impairment	3,175	11,685	—
Deferred income tax expense (benefit)	(402)	(3,620)	174
Earn-out income	—	(618)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	2,777	(11)	(3,711)
Inventories	1,657	(1,493)	(1,309)
Prepaid expenses and other receivables	33	496	(1,479)
Accounts payable	114	(96)	391
Accrued liabilities	(727)	(284)	832

Net cash provided by (used for) operating activities	5,939	(1,311)	33

Investing activities:
Purchases of marketable securities	(10,027)	(7,340)	(8,882)
Sales and maturities of marketable securities	7,303	9,201	8,863
Purchases of property and equipment	(487)	(859)	(380)
Payment of earn-outs	—	(2,361)	(1,541)
Payments for acquisition	—	—	(8,316)

Net cash used for investing activities	(3,211)	(1,359)	(10,256)

Financing activities:
Net proceeds from common stock offering	—	—	8,818
Proceeds from exercise of stock options	121	105	121
Repayment of bank debt	—	—	(4,556)

Net cash provided by financing activities	121	105	4,383

Effect of exchange rate changes on cash	261	(232)	(223)

Increase (decrease) in cash and cash equivalents	3,110	(2,797)	(6,063)

Cash and cash equivalents at beginning of year	5,224	8,021	14,084

Cash and cash equivalents at end of year	$8,334	$5,224	$8,021

Supplemental disclosure:
Income taxes paid, net of refunds	$75	$57	$1,571
Interest paid	—	6	155

Supplemental non-cash disclosure:
Property acquired in exchange for the fair value of an accounts receivable	$649	$—	$—
Common stock issued in connection with CitySync acquisition	—	—	727
EIS earn-out payable recorded as additional goodwill	—	—	1,665

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2009	3,985,819	$40	$11,994	$(171)	$20,850	$32,713

Tax benefit from disqualifying disposition	—	—	72	—	—	72
Common stock issued for options exercised	37,700	—	121	—	—	121
Common stock issued in secondary offering, net	798,000	8	8,810	—	—	8,818
Common stock issued in CitySync acquisition	57,000	1	726	—	—	727
Stock-based compensation	—	—	342	—	—	342
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	223	—	223
Net income	—	—	—	—	3,005	3,005

Total comprehensive income	—	—	—	—	—	3,228

Balance at December 31, 2010	4,878,519	$49	$22,065	$52	$23,855	$46,021

Tax benefit from disqualifying disposition	—	—	37	—	—	37
Common stock issued for options exercised	32,100	—	105	—	—	105
Stock-based compensation	—	—	412	—	—	412
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(10,017)	(10,017)

Total comprehensive loss	—	—	—	—	—	(10,249)

Balance at December 31, 2011	4,910,619	$49	$22,619	$(180)	$13,838	$36,326

Tax benefit from disqualifying disposition	—	—	71	—	—	71
Common stock issued for options exercised	56,000	—	121	—	—	121
Stock-based compensation	—	—	244	—	—	244
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	570	—	570
Net loss	—	—	—	—	(3,352)	(3,352)

Total comprehensive loss	—	—	—	—	—	(2,782)

Balance at December 31, 2012	4,966,619	$49	$23,055	$390	$10,486	$33,980

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2012

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Econolite Control Products, Inc. (Econolite) is our licensee that sells certain of our products in North America, the Caribbean and Latin America. The royalty of approximately 50% of the gross profit on licensed products is recognized when the products are shipped or delivered by Econolite to its customers.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $2.6 million and $2.4 million at December 31, 2012 and 2011, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of insurance limits.

MARKETABLE SECURITIES

We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. The value of these securities is subject to market and credit volatility during the period these investments are held.

ACCOUNTS RECEIVABLE

We grant credit to customers in the normal course of business and generally do not require collateral from domestic customers. When deemed appropriate, receivables from customers outside the United States are supported by letters of credit from financial institutions. Management performs on-going credit evaluations of customers. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce receivables to the amount that is reasonably believed to be collectible and consider factors such as the financial condition of the customer and the aging of the receivables. If there is a deterioration of a customer’s financial condition, if we become aware of additional information related to the credit worthiness of a customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

INVENTORIES

Inventories are primarily electronic components and finished goods and are valued at the lower of cost or market determined under the first-in, first-out accounting method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Depreciation is recorded over a three- to seven-year period for financial reporting purposes and by accelerated methods for income tax purposes.

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

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both December 31, 2012 and 2011, we determined there was no impairment of intangible assets. At both December 31, 2012 and 2011, there were no indefinite-lived intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2012, 2011 or 2010.

RESEARCH AND DEVELOPMENT

Research and development costs associated with new products are charged to operations in the period incurred.

WARRANTIES

We generally provide a standard two-year warranty on product sales. We record estimated warranty costs at the time of sale and accrue for specific items at the time that their existence is known and the amounts are determinable. We estimate warranty costs using standard quantitative measures based on historical warranty claim experience and an evaluation of specific customer warranty issues.

ADVERTISING

Advertising costs are charged to operations in the period incurred and totaled $124,000, $157,000 and $153,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share includes potentially dilutive common shares consisting of stock options, restricted stock and warrants using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 481,000, 404,000 and 133,000 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2012, 2011 and 2010, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

For the year ended December 31, 2010, 112,000 common share equivalents were included in the computation of diluted net income per share.

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

Investments are comprised of high-grade municipal bonds, U.S. government securities and commercial paper and are classified as Level 1 or Level 2, depending on trading frequency and volume and our ability to obtain pricing information on an ongoing basis.

The amortized cost and market value of our available-for-sale securities by major security type were as follows (in thousands):

	December 31, 2012

	Level 1	Level 2	Level 3	Total

Bank certificates of deposit	$—	$2,524	$—	$2,524
U.S. government obligations	880	504	—	1,384
Corporate obligations	453	—	—	453
State and municipal bonds	—	456	—	456

	$1,333	$3,484	$—	$4,817

	December 31, 2011

	Level 1	Level 2	Level 3	Total

Corporate obligations	$1,227	$—	$—	$1,227
State and municipal bonds	—	866	—	866

	$1,227	$866	$—	$2,093

The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on the Company’s available-for-sale investments are primarily attributable to general changes in interest rates and market conditions. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2012. The aggregate unrealized gain or loss on available-for-sale investments were immaterial as of December 31, 2012 and 2011.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. Contractual maturities were less than one year for all available-for-sale investments as of December 31, 2012. There were no available-for-sale investments with gross unrealized losses that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2012 and 2011.

Proceeds from maturities or sales of available-for-sale securities were $7.3 million, $9.2 million and $8.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. Realized gains and losses are determined on the specific identification method. Realized gains and losses related to sales of available-for-sale investments during the years ended December 31, 2012, 2011 and 2010 were immaterial and included in other income (expense).

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

Periodically, these nonfinancial assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the quarters ended June 30, 2012 and September 30, 2011, certain of these nonfinancial assets were deemed to be impaired (see Note 5), and we recognized an impairment loss equal to the amount by which the carrying value of each reporting unit exceeded their estimated fair value. Fair value measurements of the reporting units were estimated using certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions.

Financial Instruments not Measured at Fair Value

Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities.

3.	INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,

	2012	2011

Electronic components	$3,001	$2,924
Finished goods	1,484	3,218

Total	$4,485	$6,142

4.	ACQUISITION

On June 21, 2010, we purchased all of the outstanding equity of CitySync Limited (“CitySync”), a privately-held developer and marketer of automatic number plate recognition (ANPR) products. The total purchase price was $9.6 million, comprised of $7.9 million in cash plus 57,000 shares of our common stock.

The results of CitySync operations are included in the accompanying Consolidated Financial Statements since the date of the acquisition and are reported in the CitySync segment. The following pro forma summary presents the results of operations as if the acquisition had occurred on January 1, 2010. The table below includes our results for the periods as shown and for CitySync based on a January fiscal year. The pro forma results are not necessarily indicative of the results that would have been achieved had the CitySync acquisition taken place on that date (in thousands, except per share amounts):

	Year Ended December 31,

	2012	2011	2010

	(Actual)	(Actual)	(Pro Forma)

Total revenue	$24,963	$30,521	$34,088
Net income (loss)	(3,352)	(10,017)	2,508

Net income (loss) per share:
Basic	$(0.69)	$(2.07)	$0.55

Diluted	$(0.69)	$(2.07)	$0.53

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Because the goodwill and intangible assets related to the CitySync acquisition are accounted for in Great Britain Pounds, they are impacted by period-end rates of exchange to United States Dollars and therefore varied in different reporting periods.

Goodwill consisted of the following reporting units (dollars in thousands):

	December 31, 2011	Additions	Impairments	Foreign Currency	December 31, 2012

RTMS:
RTMS goodwill	$8,239	$—	$—	$—	$8,239
Accumulated impairment losses	(6,867)	—	(1,372)	—	(8,239)

RTMS goodwill	1,372	—	(1,372)	—	—

CitySync:
CitySync goodwill	5,516	—	—	55	5,571
Accumulated impairment losses	(3,768)	—	(1,803)	—	(5,571)

CitySync goodwill	1,748	—	(1,803)	55	—

Total goodwill	$3,120	$—	$(3,175)	$55	$—

	December 31, 2010	Additions	Impairments	Foreign Currency	December 31, 2011

Flow Traffic:
Flow Traffic goodwill	$1,050	$—	$—	$—	$1,050
Accumulated impairment losses	—	—	(1,050)	—	(1,050)

Flow Traffic goodwill	1,050	—	(1,050)	—	—

RTMS:
RTMS goodwill	8,239	—	—	—	8,239
Accumulated impairment losses	—	—	(6,867)	—	(6,867)

RTMS goodwill	8,239	—	(6,867)	—	1,372

CitySync:
CitySync goodwill	5,424	—	—	92	5,516
Accumulated impairment losses	—	—	(3,768)	—	(3,768)

CitySync goodwill	5,424	—	(3,768)	92	1,748

Total goodwill	$14,713	$—	$(11,685)	$92	$3,120

We apply a fair value based impairment test to the carrying value of goodwill for each reporting unit on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. In the second quarter of 2012 and the third quarter of 2011, we experienced a significant and sustained decline in our stock price. The decline resulted in our market capitalization falling significantly below the recorded value of our consolidated net assets. As a result, we concluded a triggering event had occurred and performed an impairment test of goodwill for each reporting unit at that time.

Based on the results of our initial assessment of impairment of our goodwill (step 1), we determined that the carrying value of each reporting unit exceeded its estimated fair value. Therefore, we performed the second step of the impairment assessment to determine the implied fair value of goodwill. In performing the goodwill assessment, we used current market capitalization, discounted cash flows and other factors as the best evidence of fair value.

We recorded goodwill impairment charges in the third quarter of 2011 of $1.1 million, $3.7 million, and $6.9 million for the Flow Traffic Ltd., CitySync and RTMS reporting units, respectively. We recorded goodwill impairment charges in the second quarter of 2012 of $1.8 million and $1.4 million for the CitySync and RTMS reporting units, respectively.

Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	December 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)

Developed technology	$7,490	$(3,480)	$4,010	4.6
Trade names	3,267	(1,853)	1,414	5.8
Other intangible assets	1,840	(775)	1,065	5.2

Total	$12,597	$(6,108)	$6,489	4.9

	December 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)

Developed technology	$7,352	$(2,570)	$4,782	5.5
Trade names	3,188	(1,356)	1,832	3.7
Other intangible assets	1,769	(495)	1,274	4.9

Total	$12,309	$(4,421)	$7,888	4.9

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Amortization Expense

2013	$1,350
2014	1,334
2015	1,301
2016	847
2017	846

Future amortization amounts presented above are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In connection with the triggering events discussed above, during the second quarter of 2012 and the third quarter of 2011, we reviewed our long-lived assets and determined that none of the long-lived assets were impaired for our asset groups. The determination was based on reviewing estimated undiscounted cash flows for our asset groups, which were greater than their carrying values. As required under GAAP, this impairment analysis occurred before the goodwill impairment assessment.

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

We have a revolving line of credit and had term loans with Associated Bank, National Association (“Associated Bank”) that were initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At December 31, 2012, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

7.	WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years Ended December 31,

	2012	2011	2010

Beginning balance	$423	$624	$289
Warranty provisions	234	198	484
Warranty claims	(233)	(318)	(149)
Adjustments to preexisting warranties	96	(81)	—

Ending balance	$520	$423	$624

8.	INCOME TAXES

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,

	2012	2011	2010

Income (loss) before income taxes:
Domestic	$(136)	$(6,761)	$2,789
Foreign	(3,396)	(6,278)	1,126

Total	$(3,532)	$(13,039)	$3,915

The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,

	2012	2011	2010

Current:
Federal	$(48)	$279	$983
State	(1)	4	(65)
Foreign	90	315	25

	41	598	943

Deferred:
Federal	(31)	(2,358)	(32)
State	—	(35)	(1)
Foreign	(190)	(1,227)	—

	(221)	(3,620)	(33)

Total income tax expense (benefit)	$(180)	$(3,022)	$910

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years Ended December 31,

	2012	2011	2010

United States federal tax statutory rate	$(1,201)	$(4,433)	$1,331
State taxes, net of federal benefit	3	(36)	(47)
Goodwill impairment	417	1,299	—
Research and development tax credits	(135)	(412)	(454)
Non-deductible acquisition expenses and earn-out	—	(155)	238
Domestic production activities deduction	(2)	(38)	(111)
Foreign provision different than U.S. tax rate	545	641	(43)
Valuation allowances against deferred tax assets	90	121	(55)
Stock option expense	(27)	82	75
Adjustment of prior year tax credits and refunds	69	50	(64)
Uncertain tax positions	(19)	(138)	(33)
Other	80	(3)	73

	$(180)	$(3,022)	$910

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	December 31,

	2012	2011

Current deferred tax assets (liabilities):
Accrued compensation and benefits	$42	$59
Prepaid expenses and other	(31)	(22)
Inventory reserves	21	169
Allowance for doubtful accounts	115	119
Warranty reserves	39	104

Total current deferred tax asset	186	429

Non-current deferred tax assets (liabilities):
Intangible and other assets	3,617	2,089
Foreign net operating loss carryforwards	280	991
Non-qualified stock option expense	63	192
Property, equipment and other	96	35

Non-current deferred tax asset (liability):	4,056	3,307

Less: valuation allowance	(280)	(176)

Non-current deferred tax asset (liability), net	3,776	3,131

Total net deferred tax asset (liability)	$3,962	$3,560

As of December 31, 2012, certain subsidiaries in the United Kingdom and Hong Kong had net operating loss carryovers of $834,000 and $745,000, respectively. These net operating loss carryovers will not expire under local tax law. We determined that the benefit of these United Kingdom and Hong Kong subsidiaries’ net operating loss carryovers are uncertain. Accordingly, as of December 31, 2012, we had a full valuation allowance against those deferred tax assets in the amount of $280,000.

In accordance with Accounting Standards Codification (“ASC”) 740-30, we have not recognized a deferred tax liability for the undistributed earnings of certain of our foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. At December 31, 2012, undistributed earnings were approximately $4,136,000. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of foreign operations when we determine that such earnings are no longer indefinitely reinvested.

We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

A reconciliation of the beginning and ending amount of the tax liability for uncertain tax positions is as follows (in thousands):

Balance at December 31, 2010	$175
Additions for current year tax positions	—
Reductions as a result of lapses in statute of limitations	(139)

Balance at December 31, 2011	36

Additions for current year tax positions	—
Reductions as a result of lapses in statute of limitations	(18)

Balance at December 31, 2012	$18

Included in the balance of uncertain tax positions at December 31, 2012 are immaterial potential benefits that, if recognized, would affect the effective tax rate. The amount of unrecognized tax benefits are not expected to change materially within the next 12 months. At December 31, 2012 and December 31, 2011, we had no accrued interest related to uncertain income tax positions. At December 31, 2012 and December 31, 2011, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in interest expense and general and administrative expense, respectively, on the Consolidated Statements of Operations.

We are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and require significant judgment to apply. Generally, we are subject to U.S. federal, state, local and foreign tax examinations by taxing authorities for years after the fiscal year ended December 31, 2008.

At December 31, 2012 and December 31, 2011, certain of our foreign subsidiaries were expected to receive income tax refunds within the next fiscal year. As a result, at December 31, 2012 and December 31, 2011, we recognized a current income tax receivable of $452,000 and $488,000, respectively, which is included in Prepaid Expenses and Other Current Assets on the Consolidated Balance Sheets.

9.	LICENSING

We have sublicensed the exclusive right to manufacture and market the Autoscope and RTMS technology in North America, the Caribbean and Latin America to Econolite, and we receive royalties from Econolite on sales of systems in those territories as well as in non-exclusive territories as allowed from time to time. We may terminate our agreement with Econolite if a minimum annual sales level is not met or if Econolite fails to make royalty payments as required by the agreement. The agreement’s term runs to 2031, unless terminated by either party upon three years’ notice.

We recognized royalty income from this agreement of $12.4 million, $13.0 million and $12.5 million in 2012, 2011 and 2010, respectively.

10.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty income from Econolite comprised 50%, 43% and 40% of revenue in the years ended December 31, 2012, 2011 and 2010, respectively. Accounts receivable from Econolite were $2.6 million and $4.3 million at December 31, 2012 and 2011, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. Econolite was the only customer that comprised more than 10% of accounts receivable as of December 31, 2012. During the period from April 2011 through August 2012, the Chief Executive Officer of the parent company of Econolite served on our Board of Directors.

11.	RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. Flow Traffic and CitySync are obligated to contribute to certain employee pension plans. We made contributions totaling $132,000, $170,000 and $131,000 to the plans for 2012, 2011 and 2010, respectively.

12.	SHAREHOLDERS’ EQUITY

Equity Financing

In April 2010, we sold 798,000 shares of our common stock to investors at $12.25 per share under a registration statement on Form S-3 declared effective by the Securities and Exchange Commission in December 2009. Net of underwriting fees and other offering expenses, we received $8.8 million in net proceeds from the offering.

Stock-Based Compensation

We compensate officers, directors, and employees with stock-based compensation under two stock plans approved by the Company’s shareholders in 2006 and 2011 and administered under the supervision of our Board of Directors. In February 1995 and April 2005, we adopted the 1995 Long-Term Incentive and Stock Option Plan (the 1995 Plan) and the 2005 Stock Incentive Plan (the 2005 Plan), respectively, which provide for the granting of incentive (ISO) and non-qualified (NQO) stock options, stock appreciation rights, restricted stock awards and performance awards to our officers, directors, employees, consultants and independent contractors. The 1995 Plan terminated in February 2005, although options granted under the 1995 Plan remain outstanding according to their terms. Options granted under the plans generally vest over three to five years and have a contractual term of six to ten years. At December 31, 2012, a total of 148,940 shares were available for future grant under the 2005 Plan. Shares will be available for issuance under the 2005 Plan until May 17, 2015.

The following table summarizes stock option activity for 2012, 2011 and 2010:

	2012		2011		2010

	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*

Options outstanding at beginning of year	535,333	$9.58	463,433	$9.11	431,133	$8.10
Granted	159,750	$5.12	156,000	$10.21	85,000	$12.33
Exercised	(56,000)	$2.17	(32,100)	$3.29	(37,700)	$3.31
Forfeited or expired	(240,190)	$11.02	(52,000)	$11.16	(15,000)	$6.69

Options outstanding at end of year	398,893	$7.95	535,333	$9.58	463,433	$9.11

Options eligible for exercise at year-end	160,143	$9.84	249,333	$8.81	213,058	$7.64

*Weighted Average Exercise Price

Options outstanding at December 31, 2012 had a weighted average remaining contractual term of 5.6 years and an aggregate intrinsic value of approximately $13,000. Options eligible for exercise at December 31, 2012 had a weighted average remaining contractual term of 3.7 years and an aggregate intrinsic value of $3,000.

The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2012, 2011, 2010 was $208,000, $211,000 and $352,000, respectively. The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share grant date fair value of options to purchase 159,750, 156,000 and 85,000 shares granted for the years ended December 31, 2012, 2011 and 2010 was $1.82, $3.35 and $3.79, respectively. The weighted average assumptions used to determine the fair value of stock options granted during those fiscal years were as follows:

	2012	2011	2010

Expected life (in years)	4.8	3.1	2.8
Risk-free interest rate	0.72%	1.47%	1.39%
Expected volatility	42%	44%	78%
Dividend yield	0%	0%	0%

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

Other information pertaining to options for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Cash received from the exercise of stock options	$121,000	$105,000	$121,000
Stock-based compensation expense recognized within general and administrative expense on the consolidated statements of operations	244,000	412,000	342,000
Excess income tax benefits from exercise of stock options	71,000	37,000	72,000

At December 31, 2012, there was approximately $447,000 of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.8 years.

13.	RESTRUCTURING

In the fourth quarter of 2011 and second quarter of 2012, we implemented restructuring plans to improve our financial performance. As a result of these actions, we recorded restructuring charges within all reportable segments that were comprised of termination benefits, facility closure costs and inventory charges. In 2012, approximately $430,000 was recorded in operating expenses in the Consolidated Statement of Operations, and in 2011, approximately $448,000 was recorded in cost of revenue and $287,000 was recorded in operating expenses.

The following table shows the restructuring activity for 2012 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Inventory Charges	Total

Balance at January 1, 2011	$—	$—	$—	$—
Charges	208	101	426	735
Settlements	(45)	(36)	(42)	(123)

Balance at December 31, 2011	$163	$65	$384	$612

Charges	359	71	—	430
Settlements	(522)	(136)	(384)	(1,042)

Balance at December 31, 2012	$—	$—	$—	$—

14.	SEGMENT INFORMATION

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

Our presentation of segments has changed from 2010 as company-wide organizational changes completed in 2011 resulted in the chief operating decision-maker focusing on segment gross profit. The segment information below has been reclassified to reflect these changes. Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the amended manufacturing and distribution agreement with Econolite and the related changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2012

	Autoscope	RTMS	CitySync	Total

Revenue	$16,031	$4,118	$4,814	$24,963
Gross profit	14,010	1,798	2,449	18,257
Goodwill impairment	—	1,372	1,803	3,175
Amortization of intangible assets	—	748	874	1,622
Intangible assets	—	1,430	5,059	6,489

	For the year ended December 31, 2011

	Autoscope	RTMS	CitySync	Total

Revenue	$17,445	$7,366	$5,710	$30,521
Gross profit	15,096	3,512	2,696	21,304
Goodwill impairment	525	7,392	3,768	11,685
Amortization of intangible assets	—	768	882	1,650
Intangible assets and goodwill	—	3,551	7,457	11,008

	For the year ended December 31, 2010

	Autoscope	RTMS	CitySync	Total

Revenue	$16,659	$9,819	$5,203	$31,681
Gross profit	15,054	6,104	2,724	23,882
Amortization of intangible assets	—	768	450	1,218
Intangible assets and goodwill	525	11,710	11,991	24,226

We derived the following percentages of our net revenues from the following geographic regions:

	2012	2011	2010

Asia Pacific	11%	4%	11%
Europe	35%	31%	26%
North America	54%	65%	63%

No countries other than the United States and the United Kingdom had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long-lived assets held outside of the United States, not including goodwill and intangible assets, was $1.2 million and $651,000 at December 31, 2012 and 2011, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent office space and equipment under operating lease agreements expiring at various dates through January 2016. Rent expense for office facilities was $947,000 in 2012, $1.1 million in 2011 and $777,000 in 2010. Minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

Future Lease Payments

2013	$500
2014	334
2015	29

Litigation

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

Investigation Matter

We learned that Polish authorities are conducting an investigation into violations of Polish law related to tenders in the City of Łodź, Poland. In December 2012, the regional prosecutor charged two employees of ISS Poland with, among other things, criminal violations of Polish tender and corruption law related to a project in Łodź. Neither the Company nor any of our subsidiaries has been charged with any offense. A Special Subcommittee of our Audit Committee comprised solely of independent directors has retained independent counsel and accounting advisors to conduct an investigation focusing on possible violations of Company policy, internal controls, and laws, including the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and Polish law. This investigation is ongoing, and we are voluntarily disclosing this matter to the Securities and Exchange Commission and the Department of Justice.

We are cooperating with the Polish prosecutor and intend to cooperate with any other governmental investigation into these matters. We have taken remedial actions, including ending the employment of the two Polish employees, and we are assessing and implementing enhancements to our internal policies, procedures and controls. We cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flows.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. (a Minnesota Corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 27, 2013

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, although not eliminate, these risks.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The sections entitled “Proposal I - Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2013 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation

The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2013 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by shareholders(1)	398,893	$7.95	148,940

          (1) Includes shares underlying stock options granted under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan (1995 Plan) and non-qualified stock options granted outside the 1995 Plan between 1996 and 2000 to current and former members of the Board of Directors.

          (2) The 148,940 shares available for grant under the 2005 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2013 annual meeting of shareholders is incorporated into this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2013 annual meeting of shareholders is incorporated into this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services

The sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2013 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.	Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flow for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
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

10.23

Fifth Modification Agreement dated December 24, 2012 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 24, 2012.

10.24**	Employment Agreement between ISS and Kris B. Tufto dated October 30, 2012, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1

Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10-K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10-K.

99.3

License and Distribution Agreement dated January 2, 2011 by and among ISS, Econolite and Econolite Canada Inc., incorporated by reference to Exhibit 99.3 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

Image Sensing Systems, Inc.

/s/ Kris B. Tufto	Date: March 27, 2013

Kris B. Tufto
President and Chief Executive Officer
(Principal Executive Officer)

          Each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints Kris B. Tufto and Gregory R. L. Smith, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10-K or any amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kris B. Tufto	Date: March 27, 2013

Kris B. Tufto
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory R. L. Smith	Date: March 27, 2013

Gregory R. L. Smith
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

/s/ James W. Bracke	Date: March 27, 2013

James W. Bracke
Chairman of the Board of Directors

/s/ Panos G. Michalopoulos	Date: March 27, 2013

Panos G. Michalopoulos
Director

/s/ Dale E. Parker	Date: March 27, 2013

Dale E. Parker
Director

Exhibit Index

Exhibit No.	Description

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

10.23

Fifth Modification Agreement dated December 24, 2012 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 24, 2012.

10.24**	Employment Agreement between ISS and Kris B. Tufto dated October 30, 2012, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1

Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10-K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10-K.

99.3

License and Distribution Agreement dated January 2, 2011 by and among ISS, Econolite and Econolite Canada Inc., incorporated by reference to Exhibit 99.3 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2011.

*	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by ISS with the SEC.

**	Management contract or compensatory plan or arrangement.

Copies of all exhibits not attached will be furnished without charge upon written request to the Company at the address set forth on the inside back cover page of this Annual Report on Form 10-K.