Form 10-Q
period 2013-03-31
IMAGE SENSING SYSTEMS INC
filed 2013-05-08
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, $0.01 par value per share	4,972,495 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$7,536	$8,334
Marketable securities	4,501	4,817
Accounts receivable, net of allowance for doubtful accounts of $768 and $796, respectively	5,298	6,722
Inventories	4,092	4,485
Prepaid expenses and other current assets	3,470	1,797
Total current assets	24,897	26,155

Property and equipment:
Furniture and fixtures	456	461
Leasehold improvements	504	471
Equipment	4,409	4,427
	5,369	5,359
Accumulated depreciation	3,644	3,484
	1,725	1,875

Deferred income taxes	4,017	4,017
Intangible assets, net	6,243	6,489
Other assets	300	—
TOTAL ASSETS	$37,182	$38,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,518	$2,112
Accrued compensation	899	949
Warranty and other current liabilities	1,194	1,086
Total current liabilities	4,611	4,147

Deferred income taxes	241	241
Other long-term liabilities	158	168

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,967,800 and 4,966,619 issued and outstanding, respectively	49	49
Additional paid-in capital	23,110	23,055
Accumulated other comprehensive income (loss)	(20)	390
Retained earnings	9,033	10,486
Total shareholders’ equity	32,172	33,980
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,182	$38,536

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2013	2012
Revenue:
Product sales	$2,045	$2,909
Royalties	2,569	2,348
	4,614	5,257
Cost of revenue (exclusive of amortization shown below):
Product sales	1,062	1,314
	1,062	1,314
Gross profit	3,552	3,943

Operating expenses:
Selling, marketing and product support	2,050	1,849
General and administrative	1,370	1,231
Research and development	1,131	1,270
Investigation matter	1,609	—
Amortization of intangible assets	341	408
Restructuring	—	76
	6,501	4,834
Loss from operations	(2,949)	(891)

Other income, net	2	5
Loss before income taxes	(2,947)	(886)
Income tax benefit	(1,494)	(218)
Net loss	$(1,453)	$(668)

Net loss per share:
Basic	$(0.30)	$(0.14)
Diluted	(0.30)	(0.14)

Weighted average number of common shares outstanding:
Basic	4,910	4,854
Diluted	4,910	4,854

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three-Month Periods Ended March 31,
	2013	2012
Net loss	$(1,453)	$(668)
Other comprehensive loss:
Foreign currency translation adjustment	(410)	521
Comprehensive loss	$(1,863)	$(147)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three-Month Periods Ended March 31,
	2013	2012
Operating activities:
Net loss	$(1,453)	$(668)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	211	142
Amortization	341	408
Stock-based compensation	55	97
Changes in operating assets and liabilities:
Accounts receivable, net	1,424	2,172
Inventories	393	625
Prepaid expenses and other receivables	(1,673)	22
Accounts payable	406	(1,252)
Accrued liabilities	57	(246)
Net cash provided by (used for) operating activities	(239)	1,300

Investing activities:
Purchases of marketable securities	(776)	(2,901)
Sales and maturities of marketable securities	1,092	2,183
Purchase of other investments	(300)	—
Capitalized software development costs	(157)	—
Purchases of property and equipment	(117)	(281)
Net cash used for investing activities	(258)	(999)

Financing activities:
Proceeds from exercise of stock options	—	3
Net cash provided by financing activities		3

Effect of exchange rate changes on cash	(301)	206
Increase (decrease) in cash and cash equivalents	(798)	510

Cash and cash equivalents at beginning of period	8,334	5,224
Cash and cash equivalents at end of period	$7,536	$5,734

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2013

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q, which requires the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated.

Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC.

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

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future undiscounted cash flows and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both March 31, 2013 and December 31, 2012, we determined there was no impairment of intangible assets.

The Company capitalizes certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials and services and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on the Company’s product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and the Company has established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and, as a result, capitalized $157,000 of software development costs during the quarter ended March 31, 2013. Once the software products are available for release, the capitalized development costs will begin to be amortized to cost of sales over the products’ estimated economic life using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated time of product revenue recognition.

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

The amortized cost which approximates market value of our available-for-sale securities by major security type were as follows (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Bank certificates of deposit	$—	$2,441	$—	$2,441
U.S. government obligations	954	501	—	1,455
Corporate obligations	252	—	—	252
State and municipal bonds	—	353	—	353
	$1,206	$3,295	$—	$4,501

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Bank certificates of deposit	$—	$2,524	$—	$2,524
U.S. government obligations	880	504	—	1,384
Corporate obligations	453	—	—	453
State and municipal bonds	—	456	—	456
	$1,333	$3,484	$—	$4,817

The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on the Company’s available-for-sale investments are primarily attributable to general changes in interest rates and market conditions. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2013. The aggregate unrealized gain or loss on available-for-sale investments was immaterial as of March 31, 2013 and December 31, 2012.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. Contractual maturities were less than one year for all available-for-sale investments as of March 31, 2013. There were no available-for-sale investments with gross unrealized losses that had been in a continuous unrealized loss position for more than 12 months as of March 31, 2013 and December 31, 2012.

Proceeds from maturities or sales of available-for-sale securities were $1.1 million and $7.3 million for the periods ended March 31, 2013 and December 31, 2012, respectively. Realized gains and losses are determined on the specific identification method. Realized gains and losses related to sales of available-for-sale securities during the periods ended March 31, 2013 and December 31, 2012 were immaterial and included in other income (expense).

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis
Our intangible assets and other long-lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and have historically been, measured and recognized at amounts equal to the fair value determined as of the date of acquisition.

Periodically, these nonfinancial assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. When evaluating intangible assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. At both March 31, 2013 and December 31, 2012, we determined there was no impairment of intangible assets.

Financial Instruments not Measured at Fair Value
Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities.

Note C: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Components	$2,581	$3,001
Finished goods	1,511	1,484
Total	$4,092	$4,485

Note D: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,490	$(3,701)	$3,789	4.3
Trade names	3,267	(1,917)	1,350	5.3
Other intangible assets	1,742	(795)	947	4.5
Software development costs	157	—	157	—
Total	$12,656	$(6,413)	$6,243	4.5

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,490	$(3,480)	$4,010	4.6
Trade names	3,267	(1,853)	1,414	5.8
Other intangible assets	1,840	(775)	1,065	5.2
Total	$12,597	$(6,108)	$6,489	4.9

Note E: Credit Facilities

We have a revolving line of credit and had term loans with Associated Bank, National Association (“Associated Bank”) that were initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At March 31, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

Note F: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2013	2012
Beginning balance	$520	$423
Warranty provisions	48	35
Warranty claims	(137)	(24)
Adjustments to preexisting warranties	(12)	(32)
Ending balance	$419	$402

Note G: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of six to ten years. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in selling, general and administrative expense for the three-month periods ended March 31, 2013 and 2012 was $55,000 and $97,000, respectively. At March 31, 2013, a total of 208,250 shares were available for grant under these plans.

Stock Options
A summary of the option activity for the first three months of 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	398,893	$7.95	5.6	$13,080
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or expired	(59,310)	$10.14	—	$—

Options outstanding at March 31, 2013	339,583	$7.57	5.6	$2,240

Options exercisable at March 31, 2013	125,083	$9.80	3.2	$2,240

There were no options exercised in the three-month period ended March 31, 2013. The total intrinsic value of options exercised was $10,500 during the three-month period ended March 31, 2012. As of March 31, 2013, there was $362,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.9 years

Stock Awards
We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant-date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant-date. During the quarter ended March 31, 2013, there were 3,543 stock awards issued with a weighted-average grant date fair value of $5.29.

Note H: Earnings per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 397,000 and 451,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three-Month Periods Ended March 31,
	2013	2012
Numerator:
Net loss	$(1,453)	$(668)
Denominator:
Weighted average common shares outstanding (net of 57,000 contingent shares in escrow)	4,910	4,854
Dilutive potential common shares	—	—
Shares used in diluted net loss per common share calculations	4,910	4,854
Basic net loss per common share	$(0.30)	$(0.14)
Diluted net loss per common share	$(0.30)	$(0.14)

Note I: Segment Information

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the three months ended March 31, 2013
	Autoscope	RTMS	CitySync	Total
Revenue	$2,942	$773	$899	$4,614
Gross profit	2,734	323	495	3,552
Amortization of intangible assets	—	123	218	341
Intangible assets	—	1,464	4,779	6,243

	For the three months ended March 31, 2012
	Autoscope	RTMS	CitySync	Total
Revenue	$2,887	$783	$1,587	$5,257
Gross profit	2,586	413	944	3,943
Amortization of intangible assets	—	192	216	408
Intangible assets and goodwill	—	3,394	7,495	10,889

Note J: Other Assets

In January 2013, we acquired a minority interest in the shares of common stock of Municipal Parking Services, Inc. (MPS) for an aggregate purchase price of $300,000. The investment is accounted for under the cost method and is included in Other Assets on our condensed consolidated balance sheets. In April 2013, the Chief Executive Officer of MPS was appointed to our Board of Directors.

Note K: Commitments and Contingencies

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

Investigation Matter

As previously disclosed, Polish authorities are conducting an investigation into violations of Polish law related to tenders in the City of Łodź, Poland. In December 2012, the regional prosecutor charged two employees of Image Sensing Systems Europe Limited SP.Z.O.O., our Polish subsidiary (“ISS Poland”),with, among other things, criminal violations of Polish tender and corruption law related to a project in Łodź. Neither the Company nor any of our subsidiaries has been charged with any offense. A Special Subcommittee of our Audit Committee comprised solely of independent directors has retained independent counsel and accounting advisors to conduct an investigation focusing on possible violations of Company policy, internal controls, and laws, including the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and Polish law. This investigation is ongoing, and we have voluntarily disclosed this matter to the Securities and Exchange Commission and the Department of Justice.

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

Overview

General. We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System, RTMS® Radar Detection System, and CitySync Automatic Number Plate Recognition (“ANPR”) System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels and by parking and toll managers and law enforcement officials to read license plates for various safety, security, access and enforcement ANPR applications.

Autoscope and RTMS systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. We sell CitySync systems to distributors and end users in North America. We sell all of our systems to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

Trends and Challenges in Our Business

We believe the expected growth in our business can be attributed primarily to the following global trends:

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for its sales of the Autoscope and RTMS systems in North America, the Caribbean and Latin America and (2) revenue received from our direct sales of CitySync systems in North America, the Caribbean and Latin America and all of our systems in Europe and Asia. We calculate the royalties using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Operating Expenses. Our operating expenses fall into three primary categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. General and administrative expenses reflect management, supervisory and staff salaries and benefits, legal and auditing fees, travel, rent and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are direct costs regarding the investigation relating to ISS Poland, impairment charges, restructuring costs and non-cash expense for intangible asset amortization.

Non-GAAP Operating Measure. We use non-GAAP net income to analyze our business. Non-GAAP net income excludes the impact, net of tax, of the investigation matter, restructuring charges and amortizing the intangible assets and expenses related to acquisitions, including earn-out adjustments. Non-GAAP net income also excludes the impact, net of tax, of restructuring and goodwill impairment charges. Management believes that this non-GAAP operating measure, when shown in conjunction with GAAP measures, facilitates the comparison of our current operating results to historical operating results. We use this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Further, we believe that this non-GAAP measure improves management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net loss to non-GAAP net loss are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended March 31,
	2013	2012
GAAP net loss	$(1,453)	$(668)
Adjustments to reconcile to non-GAAP net loss
Investigation matter	1,609	—
Amortization of intangible assets	341	408
Restructuring	—	76
Impact on income taxes of amortization, restructuring and investigative matter	(1,157)	(143)
Non-GAAP net loss	$(660)	$(327)

GAAP diluted loss per share	$(0.30)	$(0.14)
Non-GAAP diluted loss per share	(0.13)	(0.07)

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

Segments. We currently operate in three reportable segments: Autoscope, RTMS and CitySync. Autoscope is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. RTMS is our radar product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. CitySync is our ANPR product line. All segment revenues are derived from external customers. As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

Financial information by reportable segment for the three-month periods ended March 31, 2013 and 2012 is summarized as follows (in thousands):

	For the three months ended March 31, 2013
	Autoscope	RTMS	CitySync	Total
Revenue	$2,942	$773	$899	$4,614
Gross profit	2,734	323	495	3,552
Amortization of intangible assets	—	123	218	341
Intangible assets	—	1,464	4,779	6,243

	For the three months ended March 31, 2012
	Autoscope	RTMS	CitySync	Total
Revenue	$2,887	$783	$1,587	$5,257
Gross profit	2,586	413	944	3,943
Amortization of intangible assets	—	192	216	408
Intangible assets and goodwill	—	3,394	7,495	10,889

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,		Quarter Over Quarter Change
	2013	2012
Product sales	44.3%	55.3%	(29.7)%
Royalties	55.7	44.7	9.4
Total revenue	100.0	100.0	(12.2)
Gross profit – product sales	48.1	54.8	(38.4)
Gross profit – royalties	100.0	100.0	9.4
Selling, marketing and product support	44.4	35.2	10.9
General and administrative	29.7	23.4	11.3
Research and development	24.5	24.2	(10.9)
Investigation matter	34.9	—	—
Amortization of intangible assets	7.4	7.8	(16.4)
Restructuring charges	—	1.4	—
Loss from operations	(63.9)	(16.9)	231.0
Income tax benefit	(32.4)	(4.1)	585.3
Net loss	(31.5)	(12.7)	117.5

Total revenue decreased to $4.6 million in the three month period ended March 31, 2013 from $5.3 million in the same period in 2012, a decrease of 12.2%. Royalty income increased to $2.6 million in the first quarter of 2013 from $2.3 million in the same period in 2012, an increase of 9.4%. The increase in royalty income was mainly due to an increase in sales volume. Product sales decreased to $2.0 million in the first quarter of 2013 from $2.9 million in the same period in 2012, a decrease of 29.7%. The decrease in product sales was mainly due to lower sales volume in Europe.

Revenue for the RTMS segment was flat at $773,000 in the three months ended March 31, 2013 and $783,000 in the three months ended March 31, 2012. Revenue for the Autoscope segment was flat at $2.9 million in each of the three months ended March 31, 2013 and 2012. Revenue for the CitySync segment decreased to $899,000 in the three months ended March 31, 2013 from $1.6 million in the same period in 2012, a decrease of 43.4%. The decrease in revenue for the CitySync segment is due to lower sales volume in Europe and North America.

Gross margins for product sales decreased to 48.1% in the three months ended March 31, 2013 from 54.8% in the same period in 2012. Margins were lower as a result of product mix and lower volumes. Generally, lower sales volumes of CitySync products will reduce gross margins because of fixed manufacturing costs for these products. Gross margins on royalty income remained consistent at 100% in each of the three month periods ended March 31, 2013 and 2012. We anticipate that gross margins for our product sales will be higher in 2013 as compared to 2012, while we expect royalty gross margins will remain at 100%.

Selling, marketing and product support expense increased to $2.1 million or 44.4% of total revenue in the first three months of 2013 from $1.8 million or 35.2% of total revenue in the first three months of 2012. Our selling, marketing and product support expense increased mainly due to investment in additional sales and marketing resources. We anticipate that selling, marketing and product support expense will increase in terms of dollar amount in 2013 as compared to 2012.

General and administrative expense increased to $1.4 million or 29.7% of total revenue in the first quarter of 2013, from $1.2 million or 23.4% of total revenue in the same period in 2012. General and administrative expenses increased in 2013 mainly due to severance costs related to the separation of our former head of our European operations. We anticipate that general and administrative expenses will increase in dollar amount and decrease as a percentage of revenue in 2013 compared to 2012.

Research and development expense decreased to $1.1 million or 24.5% of total revenue in the first quarter of 2013, down from $1.3 million or 24.2% of total revenue for the same period in 2012. We anticipate that research and development expense will increase in terms of dollar amount in 2013 as compared to 2012.

The Company has incurred legal and other professional fees related to the investigation and remediation actions described in Note K of our Notes to the Condensed Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q. The Company’s direct costs related to the investigation were approximately $1.6 million for the three months ended March 31, 2013. The Company is unable to determine the likely outcome or range of loss, if any, from the investigation, or predict with certainty the timeline for resolution of the investigation.

Amortization of intangibles expense was $341,000 in the three months ended March 31, 2013 compared to $408,000 million in the same period in 2012 and reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.4 million for all of 2013.

In the period ended March 31, 2012, we recognized restructuring expense of $76,000 related mainly to employee severance.

Other income was $2,000 in the first quarter of 2013, primarily consisting of interest income, as compared to $5,000 in the first quarter of 2012.

Income tax benefit of $1.5 million, or 50.7% of our pretax loss, was recorded for the three months ended March 31, 2013, compared to an income tax benefit of $218,000, or 24.6% of pretax income, for the three months ended March 31, 2012. The income tax rate increased in 2013 mainly due to the impact the investigation costs had on the results of the first quarter. We expect the effective rate in 2013 to be below 35%.

Liquidity and Capital Resources

At March 31, 2013, we had $7.5 million in cash and cash equivalents and $4.5 million in short-term investments, compared to $8.3 million in cash and cash equivalents and $4.8 million in short-term investments at December 31, 2012. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in operating activities was $239,000 in the first three months of 2013, compared to cash provided by operating activities of $1.3 million in the same period in 2012. The primary reason for the decrease in cash was the loss for the quarter offset in part by the collection of outstanding receivables and conversion of inventory. We anticipate that average receivable collection days in 2013 will be similar to 2012 and that it will not have a material impact on our liquidity.

Net cash used in investing activities was $258,000 for the first quarter of 2013, compared to cash used in investing activities of $1.0 million in the first quarter of 2012. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2013.

We have a revolving line of credit and had term loans with Associated Bank, National Association (“Associated Bank”) that were initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At March 31, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

We believe that cash and cash equivalents on hand at March 31, 2013, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2013 set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	historical dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

•	continuing ability of our licensee to pay royalties owed;

•	the mix of and margin on the products we sell;

•	dependence on third parties for manufacturing and marketing our products;

•	dependence on single-source suppliers to meet manufacturing needs;

•	our increased international presence;

•	failure to secure adequate protection for our intellectual property rights;

•	development of a competing product by another business using the underlying technology included in the patent we had licensed from the University of Minnesota, which expired in 2006;

•	our inability to develop new applications and product enhancements;

•	unanticipated delays, costs and expenses inherent in the development and marketing of new products, including ANPR products;

•	our inability to respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage a growth in revenue and/or production requirements;

•	the influence over our voting stock by affiliates;

•	our inability to hire and retain key scientific and technical personnel;

•	the effects of legal matters in which we may become involved

•	our inability to achieve and maintain effective internal controls;

•	our inability to successfully integrate acquisitions;

•	political and economic instability, including continuing volatility in the economic environment of the European Union;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2013:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 8, 2013	By:	/s/ Kris B. Tufto
Kris B. Tufto
President and Chief Executive Officer
(principal executive officer)

Dated: May 8, 2013	By:	/s/ Gregory R. L. Smith
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.