Form 10-Q
period 2013-06-30
IMAGE SENSING SYSTEMS INC
filed 2013-08-07
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, $0.01 par value per share	4,968,562 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$4,743	$8,334
Marketable securities	4,395	4,817
Accounts receivable, net of allowance for doubtful accounts of $786 and $796, respectively	7,260	6,722
Inventories	4,856	4,485
Prepaid expenses and other current assets	3,699	1,797
Total current assets	24,953	26,155

Property and equipment:
Furniture and fixtures	489	461
Leasehold improvements	517	471
Equipment	4,462	4,427
	5,468	5,359
Accumulated depreciation	3,845	3,484
	1,623	1,875

Deferred income taxes	4,017	4,017
Intangible assets, net	6,206	6,489
Other assets	300	—
TOTAL ASSETS	$37,099	$38,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,900	$2,112
Accrued compensation	761	949
Warranty and other current liabilities	2,453	1,086
Total current liabilities	6,114	4,147

Deferred income taxes	259	241
Other long-term liabilities	158	168

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,967,373 and 4,966,619 issued and outstanding, respectively	49	49
Additional paid-in capital	23,148	23,055
Accumulated other comprehensive income	84	390
Retained earnings	7,287	10,486
Total shareholders’ equity	30,568	33,980
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,099	$38,536

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Revenue:
Product sales	$4,271	$2,671	$6,316	$5,580
Royalties	3,197	3,037	5,766	5,385
	7,468	5,708	12,082	10,965
Cost of revenue:
Product sales	2,505	1,318	3,567	2,632
Gross profit	4,963	4,390	8,515	8,333

Operating expenses:
Selling, marketing and product support	2,703	1,821	4,753	3,670
General and administrative	1,592	1,309	2,962	2,540
Research and development	1,356	1,017	2,487	2,287
Investigation matter	1,129	—	2,738	—
Amortization of intangible assets	340	410	681	818
Restructuring	—	354	—	430
Goodwill impairment	—	3,175	—	3,175
	7,120	8,086	13,621	12,920
Loss from operations	(2,157)	(3,696)	(5,106)	(4,587)

Other income (expense), net	(4)	19	(2)	24
Loss before income taxes	(2,161)	(3,677)	(5,108)	(4,563)
Income tax benefit	(415)	(19)	(1,909)	(237)
Net loss	$(1,746)	$(3,658)	$(3,199)	$(4,326)

Net loss per share:
Basic	$(0.35)	$(0.75)	$(0.65)	$(0.89)
Diluted	$(0.35)	$(0.75)	$(0.65)	$(0.89)

Weighted average number of common shares outstanding:
Basic	4,967	4,877	4,939	4,865
Diluted	4,967	4,877	4,939	4,865

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,746)	$(3,658)	$(3,199)	$(4,326)
Other comprehensive income (loss):
Foreign currency translation adjustment	104	(416)	(306)	105
Comprehensive loss	$(1,642)	$(4,074)	$(3,505)	$(4,221)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six-Month Periods Ended June 30,
	2013	2012
Operating activities:
Net loss	$(3,199)	$(4,326)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	432	385
Amortization	681	818
Stock-based compensation	86	183
Goodwill impairment	—	3,175
Changes in operating assets and liabilities:
Accounts receivable, net	(538)	3,037
Inventories	(371)	591
Prepaid expenses and other receivables	(1,901)	(276)
Accounts payable	788	(369)
Accrued liabilities	1,183	(659)
Net cash provided by (used for) operating activities	(2,839)	2,559

Investing activities:
Purchases of marketable securities	(2,867)	(4,993)
Sales and maturities of marketable securities	3,289	3,882
Purchase of other investments	(300)	—
Capitalized software development costs	(459)	—
Purchases of property and equipment	(239)	(248)
Net cash used for investing activities	(576)	(1,359)

Financing activities:
Proceeds from exercise of stock options	9	87
Net cash provided by financing activities	9	87

Effect of exchange rate on changes on cash	(185)	(49)
Increase (decrease) in cash and cash equivalents	(3,591)	1,238

Cash and cash equivalents at beginning of period	8,334	5,224
Cash and cash equivalents at end of period	$4,743	$6,462

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2013

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

Operating results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC.

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

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future undiscounted cash flows and reviewed for impairment. Fair values of goodwill and intangible assets are primarily determined using discounted cash flow analyses. At both June 30, 2013 and December 31, 2012, we determined there was no impairment of intangible assets.

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and, as a result, capitalized $302,000 and $459,000 of software development costs during the three and six months ended June 30, 2013, respectively. Once the software products are available for release, the capitalized development costs will begin to be amortized to cost of sales over the products’ estimated economic life using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated time of product revenue recognition.

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

The amortized cost which approximates market value of our available-for-sale securities by major security type were as follows (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Bank certificates of deposit	$—	$2,641	$—	$2,641
U.S. government obligations	951	250	—	1,201
Corporate obligations	352	—	—	352
State and municipal bonds	—	201	—	201
	$1,303	$3,092	$—	$4,395

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Bank certificates of deposit	$—	$2,524	$—	$2,524
U.S. government obligations	880	504	—	1,384
Corporate obligations	453	—	—	453
State and municipal bonds	—	456	—	456
	$1,333	$3,484	$—	$4,817

The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on the Company’s available-for-sale investments are primarily attributable to general changes in interest rates and market conditions. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2013. The aggregate unrealized gain or loss on available-for-sale investments was immaterial as of June 30, 2013 and December 31, 2012.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. Contractual maturities were less than one year for all available-for-sale investments as of June 30, 2013. There were no available-for-sale investments with gross unrealized losses that had been in a continuous unrealized loss position for more than 12 months as of June 30, 2013 and December 31, 2012.

Proceeds from maturities or sales of available-for-sale securities were $2.2 million and $3.3 million for the three and six month periods ended June 30, 2013, respectively and $1.7 million and $3.9 million for the three and six month periods ended June 30, 2012, respectively. Realized gains and losses are determined on the specific identification method. Realized gains and losses related to sales of available-for-sale securities during the three and six month periods ended June 30, 2013 and June 30, 2012 were immaterial and included in other income (expense).

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

Periodically, these nonfinancial assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. When evaluating intangible assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. At both June 30, 2013 and December 31, 2012, we determined there was no impairment of intangible assets.

Financial Instruments not Measured at Fair Value

Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities.

Note C: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Components	$3,079	$3,001
Finished goods	1,777	1,484
	$4,856	$4,485

Note D: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,490	$(3,924)	$3,566	4.1
Trade names	3,267	(1,981)	1,286	5.0
Other intangible assets	1,744	(849)	895	5.0
Software development costs	459	—	459	—
Total	$12,960	$(6,754)	$6,206	4.4

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,490	$(3,480)	$4,010	4.6
Trade names	3,267	(1,853)	1,414	5.8
Other intangible assets	1,840	(775)	1,065	5.2
Total	$12,597	$(6,108)	$6,489	4.9

Note E: Credit Facilities

We have a revolving line of credit and had term loans with Associated Bank, National Association (“Associated Bank”) that were initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At June 30, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

Note F: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2013	2012
Beginning balance	$520	$423
Warranty provisions	144	35
Warranty claims	(306)	(24)
Adjustments to preexisting warranties	103	(32)
Ending balance	$461	$402

Note G: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of six to ten years. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2013 and 2012 was $31,000 and $86,000, respectively. Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2013 and 2012 was $86,000 and $183,000, respectively. At June 30, 2013, a total of 189,750 shares were available for grant under these plans.

Stock Options

A summary of the option activity for the first six months of 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	398,893	$7.95	5.6	$13,080
Granted	50,000	$6.63	4.0	$36,000
Exercised	(2,333)	$3.65	—	$8,632
Forfeited or expired	(90,810)	$10.15	—	$—
Options outstanding at June 30, 2013	355,750	$7.23	6.1	$370,155
Options exercisable at June 30, 2013	128,750	$9.44	3.0	$18,805

The total intrinsic value of options exercised was $8,632 and $187,220 during the three-month period ended June 30, 2013 and 2012, respectively. The total intrinsic value of options exercised was $8,632 and $187,220 during the six-month periods ending June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $451,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 3.2 years

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant-date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant-date. During the quarter ended June 30, 2013, there were stock awards issued for 3,567 shares with a weighted-average grant date fair value of $5.25. For the six months ended June 30, 2013, there were stock awards issued for 7,110 shares with a weighted-average grant date fair value of $5.27.

Note H: Earnings (Loss) per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 108,000 and 450,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2013 2012, respectively, and 168,000 and 524,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the six month periods ended June 30, 2013 and 2012, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income. A reconciliation of these amounts is as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(1,746)	$(3,658)	$(3,199)	$(4,326)
Denominator:
Weighted average common shares outstanding	4,967	4,877	4,939	4,865
Dilutive potential common shares	—	—	—	—
Shares used in diluted net loss per common share calculations	4,967	4,877	4,939	4,865
Basic net loss per common share	$(0.35)	$(0.75)	$(0.65)	$(0.89)
Diluted net loss per common share	$(0.35)	$(0.75)	$(0.65)	$(0.89)

Note I: Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into three reportable segments: Intersection, Highway and License Plate Recognition (“LPR”). Autoscope® video is our machine-vision product lines, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope radar is our radar product line and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. Radar products are normally sold in the Highway segment. Autoscope license plate recognition is our LPR product line. All segment revenues are derived from external customers.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		LPR		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$3,765	$4,154	$842	$591	$2,861	$963	$7,468	$5,708
Gross profit	3,171	3,660	108	176	1,684	554	4,963	4,390
Goodwill impairment	—	—	—	1,372	—	1,803	—	3,175
Amortization of intangible assets	—	—	122	192	218	218	340	410
Intangible assets	—	—	1,644	1,796	4,562	5,340	6,206	7,136

	Six Months Ended June 30,
	Intersection		Highway		LPR		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$6,707	$7,041	$1,615	$1,374	$3,760	$2,550	$12,082	$10,965
Gross profit	5,905	6,246	431	589	2,179	1,498	8,515	8,333
Goodwill impairment	—	—	—	1,372	—	1,803	—	3,175
Amortization of intangible assets		—	245	384	436	434	681	818
Intangible assets	—	—	1,644	1,796	4,562	5,340	6,206	7,136

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

Overview

General. We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System, Autoscope Radar Detection System, and Autoscope License Plate Recognition (“LPR”) System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels and by parking and law enforcement officials to read license plates for various safety, security, access and enforcement LPR applications.

Autoscope video and radar systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. We sell Autoscope LPR systems to distributors and end users in North America. We sell all of our systems to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or law enforcement.

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

•	advances in information technology, which have made our products easier to market and implement;

•	the continued funding allocations for centralized traffic management services and automated enforcement schemes, which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems (“ITS”) and other automated applications for traffic control, safety and enforcement in developed countries;

•	a propensity by traffic engineers to implement lower cost technology-based solutions rather than civil engineering solutions such as widening roadways;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	adoption of automatic license plate recognition for law enforcement and homeland security applications in metropolitan areas;

•	the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for its sales of the Autoscope video and radar systems in North America, the Caribbean and Latin America and (2) revenue received from our direct sales of Autoscope LPR systems in North America, the Caribbean and Latin America and all of our systems in Europe and Asia. We calculate the royalties using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Reconciliations of GAAP net loss to non-GAAP net loss are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012

GAAP net income (loss)	$(1,746)	$(3,658)	$(3,199)	$(4,326)
Adjustments to reconcile to nonGAAP net income (loss)
Investigation matter	1,129	—	2,738	—
Amortization of intangible assets	340	410	681	818
Goodwill impairment	—	3,175	—	3,175
Restructuring	—	354	—	430
Impact on income taxes on above items	33	(50)	(1,117)	(193)
Non-GAAP net income (loss)	$(244)	$231	$(897)	$(96)

GAAP diluted loss per share	$(0.35)	$(0.75)	$(0.65)	$(0.89)
Non-GAAP diluted earnings (loss) per share	$(0.05)	$0.05	$(0.18)	$(0.02)

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

Segments. We currently operate in three reportable segments: Intersection, Highway and LPR. Autoscope® video is our machine-vision product lines, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope radar is our radar product line and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. Radar products are normally sold in the Highway segment. Autoscope license plate recognition is our LPR product line. All segment revenues are derived from external customers. As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

Financial information by reportable segment for the three- and six-month periods ended June 30, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		LPR		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$3,765	$4,154	$842	$591	$2,861	$963	$7,468	$5,708
Gross profit	3,171	3,660	108	176	1,684	554	4,963	4,390
Goodwill impairment	—	—	—	1,372	—	1,803	—	3,175
Amortization of intangible assets	—	—	122	192	218	218	340	410
Intangible assets	—	—	1,644	1,796	4,562	5,340	6,206	7,136

	Six Months Ended June 30,
	Intersection		Highway		LPR		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$6,707	$7,041	$1,615	$1,374	$3,760	$2,550	$12,082	$10,965
Gross profit	5,905	6,246	431	589	2,179	1,498	8,515	8,333
Goodwill impairment	—	—	—	1,372	—	1,803	—	3,175
Amortization of intangible assets		—	245	384	436	434	681	818
Intangible assets	—	—	1,644	1,796	4,562	5,340	6,206	7,136

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended June 30,		Quarter over Quarter Change

	2013	2012

Product sales	57.2%	46.8%	59.9%
Royalties	42.8	53.2	5.3
Total revenue	100.0	100.0	30.8
Gross profit - product sales	41.3	50.7	30.5
Gross profit - royalties	100.0	100.0	5.3
Selling, marketing and product support	36.2	31.9	48.4
General and administrative	21.3	22.9	21.6
Research and development	18.2	17.8	33.3
Investigation matter	15.1	—	—
Amortization of intangible assets	4.6	7.2	(17.1)
Restructuring	—	6.2	—
Goodwill impairment	—	55.6	—
Loss from operations	(28.9)	(64.8)	(41.6)
Income tax benefit	(5.6)	(0.3)	2,084.2
Net loss	(23.4)	(64.1)	(52.3)

	Six-Month Periods Ended June 30,		Quarter over Quarter Change

	2013	2012

Product sales	52.3%	50.9%	13.2%
Royalties	47.7	49.1	7.1
Total revenue	100.0	100.0	10.2
Gross profit - product sales	43.5	52.8	(6.8)
Gross profit - royalties	100.0	100.0	7.1
Selling, marketing and product support	39.3	33.5	29.5
General and administrative	24.5	23.2	16.6
Research and development	20.6	20.9	8.7
Investigation matter	22.7	—	—
Amortization of intangible assets	5.6	7.5	(16.7)
Restructuring	—	3.9	—
Goodwill impairment	—	29.0	—
Loss from operations	(42.3)	(41.8)	11.3
Income tax benefit	(15.8)	(2.2)	705.5
Net loss	(26.5)	(39.5)	(26.1)

Total revenue increased to $7.5 million in the three-month period ended June 30, 2013 from $5.7 million in the same period in 2012, an increase of 30.8%, and to $12.1 million in the first half of 2013 from $11.0 million in the same period in 2012, an increase of 10.2%. Royalties increased to $3.2 million in the second quarter of 2013 from $3.0 million in the second quarter of 2012, an increase of 5.3% and they increased to $5.8 million in the first half of 2013 from $5.4 million in the same period in 2012, an increase of 7.1%. Product sales increased to $4.3 million in the second quarter of 2013 from $2.7 million in the same period in 2012, an increase of 59.9%, and they increased to $6.3 million in the first half of 2013 from $5.6 million in the same period in 2012, an increase of 13.2%. The increase in royalty income was mainly due to an increase in sales volume. The increases in product sales in both the second quarter and first half of 2013 were mainly due to higher sales volume in Europe and North America.

Revenue for the Intersection segment decreased in the three-month period ended June 30, 2013 to $3.8 million from $4.2 million in the three-month period ended June 30, 2012 and in the first half of 2013 to $6.7 million from $7.0 million in the first half of 2012 and is reflective of lower sales volume internationally combined with lower royalties.

Revenue for the Highway segment increased in the three-month period ended June 30, 2013 to $842,000 in 2012 from $591,000 in 2012 and increased in the first half of 2013 to $1.6 million from $1.4 million in 2012. Autoscope radar product sales and royalties were $377,000 and $465,000, respectively, in the three month period ended June 30, 2013 and $943,000 and $672,000, respectively, in the six-month period ended June 30, 2013. The increase in revenue for the Highway segment is due to the volume of radar products sold to end customers in Europe and North America, slightly offset by a lower sales volume in Asia.

Revenue for the LPR segment increased in the three-month period ended June 30, 2013 to $2.9 million in 2012 from $1.0 million in the three-month period ended June 30, 2012 and increased in the first half of 2013 to $3.8 million from $2.6 million in 2012. The increase in revenue for the LPR segment is due to higher sales volumes in Europe and North America.

Gross margins for product sales decreased to 41.3% in the three months ended June 30, 2013 from 50.7% in the same period in 2012 and decreased to 43.5% in the first half of 2013 from 52.8% in the same period in 2012. Margins were lower as a result of product mix and product pricing. Gross margins on royalty income remained consistent at 100% in each of the periods ended 2013 and 2012. We anticipate that gross margins for our product sales will be higher in the remainder of 2013 as compared to the first half of the year, while we expect royalty gross margins will remain at 100%.

Selling, marketing and product support expense increased to $2.7 million, or 36.2% of total revenue, in the three months ended June 30, 2013 from $1.8 million, or 31.9% of total revenue, in the second quarter of 2012, and to $4.8 million, or 39.3% of total revenue, in the first half of 2013 from $3.7 million, or 33.5% of total revenue, in the first half of 2012. Our selling, marketing and product support expense increased mainly due to our investments in additional sales and marketing resources. We anticipate that annual selling, marketing and product support expense will increase in terms of dollar amount in 2013 as compared to 2012.

General and administrative expense increased to $1.6 million, or 21.3% of total revenue, in the three months ended June 30, 2013 from $1.3 million, or 22.9% of total revenue, in the second quarter of 2012, and to $3.0 million, or 24.5% of total revenue, in the first half of 2013 from $2.5 million, or 23.2% of total revenue, in the first half of 2012. General and administrative expenses increased in 2013 mainly due to severance costs related to the separation of our former head of our European operations and also our former Chief Financial Officer. We anticipate that annual general and administrative expenses will increase in dollar amount and decrease as a percentage of revenue in 2013 compared to 2012.

Research and development expense increased to $1.4 million, or 18.2% of total revenue, in the three months ended June 30, 2013 from $1.0 million, or 17.8% of total revenue, in the second quarter of 2012, and to $2.5 million, or 20.6% of total revenue, in the first half of 2013 from $2.3 million, or 20.9% of total revenue, in the first half of 2012. The increase was mainly related to the increased expenditures on new projects and other product developments. We anticipate that annual research and development expense will increase in terms of dollar amount in 2013 as compared to 2012.

The Company has incurred legal and other professional fees related to the investigation and remediation actions described in Note K of our Notes to the Condensed Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q. The Company’s direct costs related to the investigation were approximately $1.1 million for the three months ended June 30, 2013 and $2.7 million for the six months ended June 30, 2013. The Company is unable to determine the likely outcome or range of loss, if any, from the investigation, or predict with certainty the timeline for resolution of the investigation.

Amortization of intangibles expense was $340,000 in the second quarter of 2013 and $681,000 in the first half of 2013 and reflects the amortization of intangible assets obtained in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $1.4 million for all of 2013.

We recognized goodwill impairment in the second quarter of 2012 of $3.2 million that was triggered by a significant decline in our market capitalization as of June 30, 2012.

Other loss was $4,000 and $2,000 in the second quarter and first half of 2013, respectively, as compared to other income of $19,000 and $24,000, respectively, in the same periods in 2012.

Income tax benefit of $415,000, or 19.2% of our pretax loss, was recorded for the three months ended June 30, 2013, compared to an income tax benefit of $19,000, or 0.5% of pretax income, for the three months ended June 30, 2012. An income tax benefit of $1.9 million, or 37.4% of our pretax loss, was recorded for the six months ended June 30, 2013, compared to an income tax benefit of $237,000, or 5.2% of our pretax loss, for the six months ended June 30, 2012. The income tax rate increased in 2013 mainly due to the impact the investigation costs had on the results of the first and second quarters. We expect the effective rate in 2013 to be below 36%.

Liquidity and Capital Resources

At June 30, 2013, we had $4.7 million in cash and cash equivalents and $4.4 million in short-term investments, compared to $8.3 million in cash and cash equivalents and $4.8 million in short-term investments at December 31, 2012. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in operating activities was $2.8 million in the first six months of 2013, compared to cash provided by operating activities of $2.6 million in the same period in 2012. The primary reason for the decrease in cash was the loss for the year offset in part by the collection of outstanding receivables and the conversion of inventory. We anticipate that average receivable collection days in 2013 will improve from 2012 but that the improvement will not have a material impact on our liquidity.

Net cash used in investing activities was $576,000 for the first half of 2013, compared to cash used in investing activities of $1.4 million in the first half of 2012. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2013.

We have a revolving line of credit and had term loans with Associated Bank, National Association (“Associated Bank”), that were initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At June 30, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

We believe that cash and cash equivalents on hand at June 30, 2013, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months and six months ended June 30, 2013 set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	our historical dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

•	the continuing ability of Econolite to pay royalties owed;

•	the mix of and margin on the products we sell;

•	our dependence on third parties for manufacturing and marketing our products;

•	our dependence on single-source suppliers to meet manufacturing needs;

•	our increased international presence;

•	our failure to secure adequate protection for our intellectual property rights;

•	our inability to develop new applications and product enhancements;

•	unanticipated delays, costs and expenses inherent in the development and marketing of new products;

•	our inability to respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage a growth in revenue and/or production requirements;

•	the influence over our voting stock by affiliates;

•	our inability to hire and retain key scientific and technical personnel;

•	the effects of legal matters in which we may become involved;

•	our inability to achieve and maintain effective internal controls;

•	our inability to successfully integrate acquisitions;

•	political and economic instability, including continuing volatility in the economic environment of the European Union;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2013:

Exhibit Number	Description

3.1

Certificate of Designation amending the Articles of Incorporation of Image Sensing Systems, Inc. as filed with the Secretary of State of the State of Minnesota on June 6, 2013, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 6, 2013.

4.1

Rights Agreement dated as of June 6, 2013 by and between Image Sensing Systems, Inc. and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 6, 2013.

10.1	Employment Agreement dated as of June 25, 2013 by and between Image Sensing Systems, Inc. and Dale E. Parker (filed herewith).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 7, 2013	By:	/s/ Kris B. Tufto
Kris B. Tufto President and Chief Executive Officer (principal executive officer)

Dated: August 7, 2013	By:	/s/ Dale E. Parker
Dale E. Parker Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Designation amending the Articles of Incorporation of Image Sensing Systems, Inc. as filed with the Secretary of State of the State of Minnesota on June 6, 2013, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated June 6, 2013.

4.1

Rights Agreement dated as of June 6, 2013 by and between Image Sensing Systems, Inc. and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated June 6, 2013.

10.1	Employment Agreement dated as of June 25, 2013 by and between Image Sensing Systems, Inc. and Dale E. Parker (filed herewith).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

* Management contract or compensatory plan or arrangement.