Form 10-Q
period 2013-09-30
IMAGE SENSING SYSTEMS INC
filed 2013-11-06
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock, $0.01 par value per share	4,971,202 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited):

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$3,691	$8,334
Marketable securities	3,883	4,817
Accounts receivable, net of allowance for doubtful accounts of $1,025 and $796, respectively	5,997	6,722
Inventories	4,495	4,485
Prepaid expenses and other current assets	3,973	1,797
Total current assets	22,039	26,155

Property and equipment:
Furniture and fixtures	502	461
Leasehold improvements	497	471
Equipment	4,637	4,427
	5,636	5,359
Accumulated depreciation	4,088	3,484
	1,548	1,875

Deferred income taxes	4,017	4,017
Intangible assets, net	6,187	6,489
Other assets	300	—
TOTAL ASSETS	$34,091	$38,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,779	$2,112
Accrued compensation	839	949
Warranty and other current liabilities	1,884	1,086
Total current liabilities	4,502	4,147

Deferred income taxes	245	241
Other long-term liabilities	168	168

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,971,202 and 4,966,619 issued and outstanding, respectively	50	49
Additional paid-in capital	23,213	23,055
Accumulated other comprehensive income	560	390
Retained earnings	5,353	10,486
Total shareholders’ equity	29,176	33,980
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,091	$38,536

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Revenue:
Product sales	$4,341	$3,403	$10,657	$8,983
Royalties	3,400	3,774	9,167	9,159
	7,741	7,177	19,824	18,142
Cost of revenue:
Product sales	2,944	1,861	6,511	4,493
Gross profit	4,797	5,316	13,313	13,649

Operating expenses:
Selling, marketing and product support	2,792	1,567	7,545	5,237
General and administrative	1,464	1,532	4,426	4,072
Research and development	1,651	954	4,138	3,241
Investigation matter	476	—	3,214	—
Amortization of intangible assets	328	409	1,009	1,227
Restructuring	—	—	—	430
Goodwill impairment	—	—	—	3,175
	6,711	4,462	20,332	17,382
Income (loss) from operations	(1,914)	854	(7,019)	(3,733)

Other income (expense), net	1	3	(1)	27
Income (loss) before income taxes	(1,913)	857	(7,020)	(3,706)
Income tax expense (benefit)	22	(132)	(1,887)	(369)
Net income (loss)	$(1,935)	$989	$(5,133)	$(3,337)

Net income (loss) per share:
Basic	$(0.39)	$0.20	$(1.04)	$(0.68)
Diluted	$(0.39)	$0.20	$(1.04)	$(0.68)

Weighted average number of common shares outstanding:
Basic	4,970	4,904	4,949	4,878
Diluted	4,970	4,964	4,949	4,878

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(1,935)	$989	$(5,133)	$(3,337)
Other comprehensive income:
Foreign currency translation adjustment	476	551	170	478
Comprehensive income (loss)	$(1,459)	$1,540	$(4,963)	$(2,859)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine-Month Periods Ended September 30,
	2013	2012
Operating activities:
Net loss	$(5,133)	$(3,337)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	665	551
Amortization	1,009	1,227
Stock-based compensation	149	186
Goodwill impairment	—	3,175
Changes in operating assets and liabilities:
Accounts receivable, net	725	1,869
Inventories	(10)	1,192
Prepaid expenses and current assets	(2,176)	(233)
Accounts payable	(333)	(1,046)
Accrued liabilities	688	(410)
Net cash provided by (used for) operating activities	(4,416)	3,174

Investing activities:
Purchases of marketable securities	(5,009)	(6,054)
Sales and maturities of marketable securities	5,943	4,992
Purchase of other investments	(300)	—
Capitalized software development costs	(714)	—
Purchases of property and equipment	(302)	(293)
Net cash used for investing activities	(382)	(1,355)

Financing activities:
Proceeds from exercise of stock options	9	121
Net cash provided by financing activities	9	121

Effect of exchange rate on changes on cash	146	302
Increase (decrease) in cash and cash equivalents	(4,643)	2,242

Cash and cash equivalents at beginning of period	8,334	5,224
Cash and cash equivalents at end of period	$3,691	$7,466

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2013

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

Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC.

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

Econolite Control Products, Inc. (Econolite) is our licensee that sells certain of our products in North America, the Caribbean and Latin America. We recognize the royalty of approximately 50% of the gross profit on licensed products when the products are shipped or delivered by Econolite to its customers.

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

In the second quarter of 2012, the Company experienced a significant and sustained decline in its stock price. The decline resulted in the Company’s market capitalization falling significantly below the recorded value of its consolidated net assets. As a result, the Company concluded a triggering event had occurred and performed an impairment test of goodwill for each reporting unit as of the end of the second quarter of 2012. Based on the results of the Company’s initial assessment of impairment of its goodwill (step 1), it was determined that the carrying value of each reporting unit exceeded its estimated fair value. Therefore, the Company performed the second step of the impairment assessment to determine the implied fair value of goodwill. In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future undiscounted cash flows and reviewed for impairment. Fair values of intangible assets are primarily determined using discounted cash flow analyses. At both September 30, 2013 and December 31, 2012, we determined there was no impairment of intangible assets.

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

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company reached technological feasibility for certain software products and, as a result, capitalized $255,000 and $714,000 of software development costs during the three and nine months ended September 30, 2013, respectively. Once the software products are available for release, the capitalized development costs will begin to be amortized to cost of sales over the products’ estimated economic life using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated time of product revenue recognition.

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

The amortized cost which approximates market value of our available-for-sale securities by major security type were as follows (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Bank certificates of deposit	$—	$3,783	$—	$3,783
Corporate obligations	100	—	—	100
	$100	$3,783	$—	$3,883

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Bank certificates of deposit	$—	$2,524	$—	$2,524
U.S. government obligations	880	504	—	1,384
Corporate obligations	453	—	—	453
State and municipal bonds	—	456	—	456
	$1,333	$3,484	$—	$4,817

The Company evaluates impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on the Company’s available-for-sale investments are primarily attributable to general changes in interest rates and market conditions. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2013. The aggregate unrealized gain or loss on available-for-sale investments was immaterial as of September 30, 2013 and December 31, 2012.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. Contractual maturities were less than one year for all available-for-sale investments as of September 30, 2013. There were no available-for-sale investments with gross unrealized losses that had been in a continuous unrealized loss position for more than 12 months as of September 30, 2013 and December 31, 2012.

Proceeds from maturities or sales of available-for-sale securities were $2.6 million and $5.9 million for the three and nine month periods ended September 30, 2013, respectively, and $1.1 million and $5.0 million for the three and nine month periods ended September 30, 2012, respectively. Realized gains and losses are determined on the specific identification method. Realized gains and losses related to sales of available-for-sale securities during the three and nine month periods ended September 30, 2013 and 2012 were immaterial and included in other income (expense).

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

Periodically, these nonfinancial assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. When evaluating intangible assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated undiscounted cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value. At both September 30, 2013 and December 31, 2012, we determined there was no impairment of intangible assets.

Financial Instruments not Measured at Fair Value
Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities.

Note C: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Components	$3,189	$3,001
Finished goods	1,306	1,484
	$4,495	$4,485

Note D: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,490	$(4,145)	$3,345	3.8
Trade names	3,267	(2,045)	1,222	4.8
Other intangible assets	1,839	(933)	906	4.8
Software development costs	714	—	714	—
Total	$13,310	$(7,123)	$6,187	4.2

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,490	$(3,480)	$4,010	4.6
Trade names	3,267	(1,853)	1,414	5.8
Other intangible assets	1,840	(775)	1,065	5.2
Total	$12,597	$(6,108)	$6,489	4.9

Note E: Credit Facilities

We have a revolving line of credit and had term loans with Associated Bank, National Association (“Associated Bank”), that were initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At September 30, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

Note F: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2013	2012
Beginning balance	$520	$423
Warranty provisions	209	109
Warranty claims	(550)	(26)
Adjustments to preexisting warranties	467	(151)
Ending balance	$646	$355

Note G: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under two stock plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of six to ten years. Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2013 and 2012 was $63,000 and $3,500, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2013 and 2012 was $149,000 and $186,000, respectively. At September 30, 2013, a total of 200,750 shares were available for grant under these plans.

Stock Options

A summary of the option activity for the first nine months of 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	398,893	$7.95	5.6	$13,080
Granted	84,000	$6.81	3.8	$24,540
Exercised	(2,333)	$3.65	—	$8,632
Forfeited or expired	(135,810)	$10.14	—	$—
Options outstanding at September 30, 2013	344,750	$6.81	6.4	$316,508
Options exercisable at September 30, 2013	129,008	$8.25	3.0	$61,725

There were no options exercised during the three-month period ended September 30, 2013. The total intrinsic value of options exercised was $20,570 during the three-month period ended September 30, 2012. The total intrinsic value of options exercised was $8,049 and $207,790 during the nine-month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $531,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 3.2 years.

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended September 30, 2013, there were stock awards issued for 2,640 shares with a weighted-average grant date fair value of $7.10. For the nine months ended September 30, 2013, there were stock awards issued for 9,750 shares with a weighted-average grant date fair value of $5.77.

Note H: Earnings (Loss) per Common Share

Basic earnings per share are computed by dividing net earnings by the daily weighted average number of common shares outstanding during the applicable periods. Diluted earnings per share include the potentially dilutive effect of common shares issued in connection with outstanding stock-based compensation options and grants using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 128,137 and 456,759 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2013 and 2012, respectively, and 170,759 and 528,613 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine month periods ended September 30, 2013 and 2012, respectively. The potentially dilutive effect of common shares issued in connection with outstanding stock options is determined based on net income (loss). A reconciliation of these amounts is as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(1,935)	$989	$(5,133)	$(3,337)
Denominator:
Weighted average common shares outstanding	4,970	4,904	4,949	4,878
Dilutive potential common shares	—	60	—	—
Shares used in diluted net income (loss) per common share calculations	4,970	4,964	4,949	4,878
Basic net income (loss) per common share	$(0.39)	$0.20	$(1.04)	$(0.68)
Diluted net income (loss) per common share	$(0.39)	$0.20	$(1.04)	$(0.68)

Note I: Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into three reportable segments: Intersection, Highway and License Plate Recognition (“LPR”). Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope radar is our radar product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. Radar products are normally sold in the Highway segment. Autoscope license plate recognition is our LPR product line. All segment revenues are derived from external customers.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		LPR		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$3,586	$4,980	$2,794	$1,056	$1,361	$1,141	$7,741	$7,177
Gross profit	3,058	4,440	1,238	469	501	407	4,797	5,316
Amortization of intangible assets	—	—	122	192	206	217	328	409
Intangible assets	—	—	1,778	1,603	4,409	5,306	6,187	6,909

	Nine Months Ended September 30,
	Intersection		Highway		LPR		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$10,293	$12,021	$4,409	$2,430	$5,122	$3,691	$19,824	$18,142
Gross profit	8,963	10,686	1,669	1,058	2,681	1,905	13,313	13,649
Goodwill impairment	—	—	—	1,372	—	1,803	—	3,175
Amortization of intangible assets	—	—	367	576	642	651	1,009	1,227
Intangible assets	—	—	1,778	1,603	4,409	5,306	6,187	6,909

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

Investigation Matter

As previously disclosed, Polish authorities are conducting an investigation into violations of Polish law related to tenders in the City of Łodź, Poland. In December 2012, the regional prosecutor charged two employees of Image Sensing Systems Europe Limited SP.Z.O.O., our Polish subsidiary (“ISS Poland”), with, among other things, criminal violations of Polish tender and corruption law related to a project in Łodź. Neither the Company nor any of our subsidiaries has been charged with any offense. A Special Subcommittee of our Audit Committee comprised solely of independent directors has retained independent counsel and accounting advisors to conduct an investigation focusing on possible violations of Company policy, internal controls, and laws, including the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and Polish law. This investigation is ongoing, and we have voluntarily disclosed this matter to the Securities and Exchange Commission and the Department of Justice.

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

•	advances in information technology, which have made our products easier to market and implement;

•	the continued funding allocations for centralized traffic management services and automated enforcement schemes, which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems (“ITS”) and other automated applications for traffic control, safety and enforcement in developed countries;

•	a propensity by traffic engineers to implement lower cost technology-based solutions rather than civil engineering solutions such as widening roadways;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	the adoption of automatic license plate recognition for law enforcement and homeland security applications in metropolitan areas;

•	the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

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

Non-GAAP Operating Measure. We use non-GAAP net income to analyze our business. Non-GAAP net income excludes the impact, net of tax, of the investigation matter, restructuring charges, goodwill impairment charges and amortizing the intangible assets and expenses related to acquisitions, including any earn-out adjustments. Management believes that this non-GAAP operating measure, when shown in conjunction with GAAP measures, facilitates the comparison of our current operating results to historical operating results. We use this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Further, we believe that this non-GAAP measure improves management’s and investors’ ability to compare our financial performance with other companies in the technology industry. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net loss to non-GAAP net loss are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012

GAAP net income (loss)	$(1,935)	$989	$(5,133)	$(3,337)
Adjustments to reconcile to non-GAAP net income (loss)
Investigation matter	476	—	3,214	—
Amortization of intangible assets	328	409	1,009	1,227
Goodwill impairment	—	—	—	3,175
Restructuring charges	—	—	—	430
Impact on income taxes on above items	85	(567)	(1,053)	(760)
Non-GAAP net income (loss)	$(1,046)	$831	$(1,963)	$735

GAAP diluted earnings (loss) per share	$(0.39)	$0.20	$(1.04)	$(0.68)
Non-GAAP diluted earnings (loss) per share	$(0.21)	$0.17	$(0.40)	$0.15

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

Segments. We currently operate in three reportable segments: Intersection, Highway and LPR. Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope radar is our radar product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. Radar products are normally sold in the Highway segment. Autoscope license plate recognition is our LPR product line. All segment revenues are derived from external customers. As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

Financial information by reportable segment for the three- and nine-month periods ended September 30, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		LPR		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$3,586	$4,980	$2,794	$1,056	$1,361	$1,141	$7,741	$7,177
Gross profit	3,058	4,440	1,238	469	501	407	4,797	5,316
Amortization of intangible assets	—	—	122	192	206	217	328	409
Intangible assets	—	—	1,778	1,603	4,409	5,306	6,187	6,909

	Nine Months Ended September 30,
	Intersection		Highway		LPR		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Revenue	$10,293	$12,021	$4,409	$2,430	$5,122	$3,691	$19,824	$18,142
Gross profit	8,963	10,686	1,669	1,058	2,681	1,905	13,313	13,649
Goodwill impairment	—	—	—	1,372	—	1,803	—	3,175
Amortization of intangible assets	—	—	367	576	642	651	1,009	1,227
Intangible assets	—	—	1,778	1,603	4,409	5,306	6,187	6,909

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,		Quarter Over Quarter Change
	2013	2012

Product sales	56.1%	47.4%	27.6%
Royalties	43.9	52.6	(9.9)
Total revenue	100.0	100.0	7.9
Gross profit - product sales	32.2	45.3	(9.4)
Gross profit - royalties	100.0	100.0	(9.9)
Selling, marketing and product support	36.1	21.8	78.2
General and administrative	18.9	21.3	(4.4)
Research and development	21.3	13.3	73.1
Investigation matter	6.1	—	—
Amortization of intangible assets	4.2	5.7	(19.8)
Income (loss) from operations	(24.7)	11.9	(324.1)
Income tax expense (benefit)	0.3	(1.8)	(116.7)
Net income (loss)	(25.0)	13.8	(295.7)

	Nine-Month Periods Ended September 30,		Period Over Period Change
	2013	2012

Product sales	53.8%	49.5%	18.6%
Royalties	46.2	50.5	0.1
Total revenue	100.0	100.0	9.3
Gross profit - product sales	38.9	50.0	(7.7)
Gross profit - royalties	100.0	100.0	0.1
Selling, marketing and product support	38.1	28.9	44.1
General and administrative	22.3	22.4	8.7
Research and development	20.9	17.9	27.7
Investigation matter	16.2	—	—
Amortization of intangible assets	5.1	6.8	(17.8)
Restructuring charges	—	2.4	—
Goodwill impairment	—	17.5	—
Loss from operations	(35.4)	(20.6)	88.0
Income tax benefit	(9.5)	(2.0)	411.4
Net loss	(25.9)	(18.4)	53.8

Total revenue increased to $7.7 million in the three-month period ended September 30, 2013 from $7.2 million in the same period in 2012, an increase of 7.9%, and to $19.8 million in the first nine months of 2013 from $18.1 million in the same period in 2012, an increase of 9.3%. Royalties decreased to $3.4 million in the third quarter of 2013 from $3.8 million in the third quarter of 2012, a decrease of 9.9%. Royalties were $9.2 million in the first nine months of both 2013 and 2012. Product sales increased to $4.3 million in the third quarter of 2013 from $3.4 million in the same period in 2012, an increase of 27.6%, and they increased to $10.7 million in the first nine months of 2013 from $9.0 million in the same period in 2012, an increase of 18.6%. The decrease in royalty income from the same quarter in the prior year was mainly due to a decrease in sales volume. The increases in product sales in both the third quarter and first nine months of 2013 were mainly due to higher sales volume in Europe and Asia.

Revenue for the Intersection segment decreased in the three-month period ended September 30, 2013 to $3.6 million from $5.0 million in the three-month period ended September 30, 2012 and in the first nine months of 2013 to $10.3 million from $12.0 million in the first nine months of 2012 and is reflective of lower sales volume internationally combined with lower royalties.

Revenue for the Highway segment increased in the three-month period ended September 30, 2013 to $2.8 million in 2012 from $1.1 million in the same period in 2012 and increased in the first nine months of 2013 to $4.4 million from $2.4 million in the first nine months of 2012. Autoscope radar product sales and royalties were $2.5 million and $309,000, respectively, in the three month period ended September 30, 2013 and $3.4 million and $981,000, respectively, in the nine-month period ended September 30, 2013. The increase in revenue for the Highway segment is primarily due to the higher volume of radar products sold to end customers in Europe.

Revenue for the LPR segment increased in the three-month period ended September 30, 2013 to $1.4 million from $1.1 million in the three-month period ended September 30, 2012 and increased in the first nine months of 2013 to $5.1 million from $3.7 million in the same period in 2012. The increase in revenue for the LPR segment over the same quarter in the prior year is due to higher sales volumes in Europe.

Gross margins for product sales decreased to 32.2% in the three months ended September 30, 2013 from 45.3% in the same period in 2012 and decreased to 38.9% in the first nine months of 2013 from 50.0% in the same period in 2012. Margins were lower as a result of product mix and product pricing. Gross margins on royalty income remained consistent at 100% in each of the periods ended September 30, 2013 and 2012. We anticipate that gross margins for our product sales will be higher in the remainder of 2013 as compared to the first nine months of the year, while we expect royalty gross margins will remain at 100%.

Selling, marketing and product support expense increased to $2.8 million, or 36.1% of total revenue, in the three months ended September 30, 2013 from $1.6 million, or 21.8% of total revenue, in the third quarter of 2012, and to $7.5 million, or 38.1% of total revenue, in the first nine months of 2013 from $5.2 million, or 28.9% of total revenue, in the first nine months of 2012. Our selling, marketing and product support expense increased mainly due to our investments in additional sales and marketing resources. We anticipate that annual selling, marketing and product support expense will increase in both terms of dollar amount and a percentage of revenue in 2013 as compared to 2012.

General and administrative expenses were $1.5 million in the three months ended September 30, 2013 and 2012. General and administrative expenses as a percentage of revenue decreased to 18.9% in the third quarter of 2013 from 21.3% in the third quarter of 2012. General and administrative expenses increased to $4.4 million, or 22.3% of total revenue, in the first nine months of 2013 from $4.1 million, or 22.4% of total revenue, in the first nine months of 2012. General and administrative expenses increased in 2013 mainly due to severance costs related to the separation from former employees. We anticipate that annual general and administrative expenses will increase in dollar amount and decrease as a percentage of revenue in 2013 as compared to 2012.

Research and development expense increased to $1.7 million, or 21.3% of total revenue, in the three months ended September 30, 2013 from $1.0 million, or 13.3% of total revenue, in the third quarter of 2012, and to $4.1 million, or 20.9% of total revenue, in the first nine months of 2013 from $3.2 million, or 17.9% of total revenue, in the first nine months of 2012. The increase was mainly related to the increased expenditures on new projects, acceleration of previously existing projects and other product developments. We anticipate that annual research and development expense will increase in terms of dollar amount in 2013 as compared to 2012.

The Company has incurred legal and other professional fees related to the investigation and remediation actions described in Note K of our Notes to the Condensed Consolidated Financial Statements set forth elsewhere in this Quarterly Report on Form 10-Q. The Company’s direct costs related to the investigation were approximately $328,000 for the three months ended September 30, 2013 and $3.2 million for the nine months ended September 30, 2013. The Company is unable to determine the likely outcome or range of loss, if any, from the investigation, or predict with certainty the timeline for resolution of the investigation.

Amortization of intangibles expense was $328,000 in the third quarter of 2013 and $1.0 million in the first nine months of 2013 and reflects the amortization of intangible assets obtained in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be $1.4 million for all of 2013.

We recognized goodwill impairment in the second quarter of 2012 of $3.2 million that was triggered by a significant decline in our market capitalization as of September 30, 2012.

Other income was $1,000 in the third quarter of 2013, and we recorded other expense of $1,000 in first nine months of 2013, as compared to other income of $3,000 and $27,000, respectively, in the same periods in 2012.

Income tax expense of $22,000, or 1.2% of our pretax loss, was recorded for the three months ended September 30, 2013, compared to an income tax benefit of $132,000, or 15.4% of pretax income, for the three months ended September 30, 2012. An income tax benefit of $1.9 million, or 26.9% of our pretax loss, was recorded for the nine months ended September 30, 2013, compared to an income tax benefit of $369,000, or 10.0% of our pretax loss, for the nine months ended September 30, 2012. The income tax rate increased in 2013 mainly due to the impact the investigation costs had on the results of the first three quarters of 2013. We expect the effective rate in 2013 to be below 36%.

Liquidity and Capital Resources

At September 30, 2013, we had $3.7 million in cash and cash equivalents and $3.9 million in short-term investments, compared to $8.3 million in cash and cash equivalents and $4.8 million in short-term investments at December 31, 2012. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in operating activities was $4.4 million in the first nine months of 2013, compared to cash provided by operating activities of $3.2 million in the same period in 2012. The primary reason for the decrease in cash was the loss for the year offset in part by the collection of outstanding receivables and the conversion of inventory. We anticipate that average receivable collection days in 2013 will improve from 2012 but that the improvement will not have a material impact on our liquidity.

Net cash used in investing activities was $382,000 for the first nine months of 2013, compared to cash used in investing activities of $1.4 million in the first nine months of 2012. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2013.

We have a revolving line of credit and had term loans with Associated Bank, National Association (“Associated Bank”), that were initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At September 30, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

We believe that cash and cash equivalents on hand at September 30, 2013, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months and nine months ended September 30, 2013 set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

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

The following exhibits are filed as part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2013:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 6, 2013	By:	/s/ Kris B. Tufto
Kris B. Tufto President and Chief Executive Officer (principal executive officer)

Dated: November 6, 2013	By:	/s/ Dale E. Parker
Dale E. Parker Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).