Form 10-K
period 2013-12-31
IMAGE SENSING SYSTEMS INC
filed 2014-03-06
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,081,730 based on the closing sale price as reported on The NASDAQ Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2014 was 4,974,847 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the 2014 Annual Meeting of Shareholders (Proxy Statement)	Part III

i

PART I

Item 1.	Business

Business

Image Sensing Systems, Inc. (referred to in this Annual Report on Form 10-K as “we,” “us,” “our” and the “Company”) develops and markets video and radar processing products for use in traffic, security, police and parking applications such as intersection control, highway, bridge and tunnel traffic management, venue security, entry control, license plate recognition and traffic data collection.

We are a leading provider of software-based computer enabled detection (“CED”) products and solutions for the intelligent transportation systems (“ITS”) industry and adjacent security and law enforcement markets. Our family of products, which we market as Autoscope® video (video or video products), Autoscope® radar (radar or radar products) and automatic license plate recognition (“LPR”), provides end users with the tools needed to optimize traffic flow, enhance driver safety, regulate air quality and address security/surveillance concerns. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. Our software solutions, which we market as CitySync, provide end users with complete solutions of our hardware and software for the law enforcement, security and parking market.

CED is a process in which software rather than humans examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, CED is a critical component of managing congestion and traffic flow. In many markets, it is not possible to build roads, bridges and highways quickly enough to accommodate increasing automobile ownership. For example, in China, 22 million vehicles were introduced in 2013, up from the 19 million vehicles introduced in 2012. This is expected to rise to 30 million vehicles per year by 2020. In 2014, the number of vehicles in China surpassed 250 million. We believe this growing use of vehicles worldwide will make CED-based ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

We believe the strength of our distribution channels positions us to increase the penetration of our technology-driven solutions in the marketplace. We market our Autoscope products in North America, the Caribbean and Latin America through exclusive agreements with Econolite Control Products, Inc. (“Econolite”), which we believe is the leading distributor of ITS intersection control products in North America and the Caribbean. In January 2011, we entered into an agreement granting to Econolite and its affiliate, Econolite Canada, Inc., the exclusive right to distribute our Autoscope radar products in Canada. In December 2011, we modified our agreement with Econolite to grant it the exclusive right to manufacture and distribute our Autoscope radar products in the United States and Mexico.

We market our Autoscope video, Autoscope radar and LPR products outside of North America, the Caribbean and Latin America through a combination of distribution and direct sales channels, including our wholly-owned subsidiaries in Hong Kong and the United Kingdom. Our end users primarily include governmental agencies and municipalities, and, as of December 31, 2013, we had sold over 150,000 units in more than 60 countries.

Industry Overview

The Intelligent Transportation Systems Market. ITS encompasses a broad range of information processing and control electronics technologies that, when integrated into roadway infrastructure, help monitor and manage traffic flow, reduce congestion and enhance driver safety. The ITS market has been built around the detection of conditions that impact the proper operation of roadway infrastructure. ITS applications include a wide array of traffic management systems, such as traffic signal control, tolling and variable messaging signs. ITS technologies include video vehicle detection, LPR, inductive loop detection, sensing technologies (such as radars), floating cellular data, computational technologies and wireless communications.

In traffic management applications, CED products are used for automated vehicle detection and are a primary data source upon which ITS solutions are built. Traditionally, automated vehicle detection is performed using inductive wire loops buried in the pavement. However, in-pavement loop detectors are costly to install, difficult to maintain, expensive to repair and not capable of either wide-area vehicle detection without installations of multiple loops or recognizing license plate numbers.

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

We believe our Autoscope video and Autoscope radar products are competitive with and can take market share from in-pavement loop detectors. Based on our determination, the U.S. ITS above-ground detection market sales in 2012 were approximately $100 to $120 million and the worldwide ITS above-ground detection market was approximately $200 million. We believe that we are the leader in the U.S. above-ground detection market in terms of sales volume, and we estimate that U.S. sales of in-pavement loop detectors that our Autoscope and Autoscope radar products can supplant were approximately $250 million in 2012.

Our CitySync solutions add further to our offerings in ITS. In many ITS applications, such as journey time measurement, it is critical to ascertain the identity of the vehicle or to be able to uniquely identify a vehicle at a different time or location. LPR is among the most widely used methods for these applications.

As part of our CitySync solutions, we have dedicated research and development time to creating our CitySync initiative called “Safe Cities,” which helps communities improve safety and efficiency. We are investing thought leadership into this initiative by investigating new ways to combine leading-edge above-ground detection technology, radar, and “Big Data” collection and analysis to give law enforcement, security, parking and traffic management professionals more precise and accurate information. With increased real-time reaction capabilities and in-depth analytics, these professionals will be able to make more confident and proactive decisions that will streamline operations and improve safety.

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed. The population of the United States grew by about 20%, or 65 million, from 1990 to 2010, while highway miles have increased by approximately 4% in the same period. Between 1990 and 2010, the number of registered highway vehicles in the U.S. increased from 193 million to 255 million. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. CED-based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

The Demographics of Urbanization. Accelerated worldwide urbanization drives the creation and expansion of middle classes and produces heightened demand for automobiles. Currently, there are at least 400 cities in the world with over 1 million people. Because automobiles can be introduced to a metropolitan area faster than roadway infrastructure can be constructed, the result is continuously worsening traffic. Because expanding the roadway infrastructure is slow and costly to implement, and often environmentally undesirable, government agencies are increasingly turning to technology-based congestion solutions that optimize performance and throughput of existing and new roadway infrastructure. Detection is the requisite common denominator for any technology-based solution.

The Melding of Large City Service Domains. Large cities require a wide range of service domains, including traffic, security/surveillance and environmental protection. These cities are increasingly turning to centralized management of these service domains, employing a command and control model that requires sharing and integrating data across service domains to operate effectively and lower total cost – so called “Safe Cities” initiatives. For example, data collected for the traffic management service domain is relevant to all of the other service domains. This means that each CED sensor can supply information to multiple domain services. In turn, the sharing of detection information across service domains should increase the level of sophistication required to process and interpret that information. Additionally, CED is becoming less costly to manufacture while becoming more capable of performing certain complicated tasks than humans. This makes the concepts of “rich sensing” and “instrumenting the city” through CED solutions cost effective, which we believe will result in the extensive proliferation of sophisticated sensors and detection devices.

The non- ITS LPR Market. In addition to ITS, LPR is widely used for applications in security, police and parking, among others. We believe the sum of these world-wide markets is significant and currently is in excess of $350 million for their LPR components. We also believe the competitive landscape is fragmented, with no dominant market share for any one competitor.

Security. LPR is used in security applications world-wide for border crossings, airports and venues such as convention centers and sports arenas. Additionally, private industry uses LPR to help control entrances at high value locations, such as power plants. Homeland security and counter-terrorism activities benefit from LPR as part of the solution.

Police. Law enforcement has adopted LPR for a variety of applications. Police may use LPR to gather information on a stopped vehicle in a faster, automated fashion. LPR can scan for vehicles of interest from a fixed position or from a moving police vehicle, looking for stolen cars or for automobiles of individuals with arrest warrants outstanding. Also, LPR is regularly used as a component of red light, speed and bus lane enforcement systems.

Parking. Both public and private parking facilities have recently undergone a significant period of automation where human attendants have been replaced by machines that control access. LPR is employed in numerous parking functions, including automatic entrance/exit, open spot locator assistance, lost vehicle location, theft avoidance and related security aspects.

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

Leading Proprietary Technologies. Over the last two decades, we have developed or acquired a proprietary portfolio of complex software algorithms and applications that we have continuously enhanced and refined. These algorithms, which include our advanced signal processing technologies, allow our video and radar detection and LPR products to capture and analyze objects in diverse weather and lighting conditions and to balance the accuracy of positive detection and the avoidance of false detections. Due to the strength of our proprietary technologies, we believe we command premium pricing. CED technologies similar to ours are also difficult to develop and refine in a commercially viable manner. We therefore should be well positioned to quickly introduce next-generation products to market.

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last two decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Electronic Integrated Systems, Inc. (“EIS”), from which we purchased our radar product line, was one of the first companies to introduce radar-based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products, such as Autoscope radar. Additionally, the CitySync system we acquired from Image Sensing Systems UK Limited (“ISS UK”), formerly known as CitySync Limited, was the first in the LPR market to capture multiple license plates in the same lane with a standard configuration. Our CitySync solution offering includes the first cloud computing platform for providing rich data analytics in real-time. Furthermore, our hybrid CED product, Autoscope® Duo™, is the first commercial product to combine video and radar capabilities in a single unit to provide high accuracy in all weather conditions and gives us an entrée to significantly expand our accessible market by continuing to drive the conversion from legacy loop detection to above-ground detection. We have successfully collaborated with our long-term channel partners to market these products. We believe that developing, enhancing and marketing new products with our partners translates into strong organic revenue growth and high levels of profitability.

Leading Distribution Channel. We have maintained a relationship with Econolite for the exclusive manufacture and distribution of our Autoscope products in North America and the Caribbean since 1991 and in Latin America since 2002. We have now expanded this relationship to include the manufacture and distribution of our Autoscope radar products in the United States, Canada and Mexico. We believe that Econolite is the leading distributor of ITS control products in North America and the Caribbean. This relationship enhances our ability to commercialize and market new products and allows us to focus more resources on developing advanced signal processing software algorithms.

Broad Product Portfolio. Our product portfolio leverages our core software-based algorithms for CED to enable end users to detect and monitor objects in a designated field of view. We believe that our family of Autoscope video, radar and LPR products allows us to offer a broad product portfolio that meets the needs of our end users. Additionally, our intention is to use our broad product portfolio to offer hybrid products that satisfy traffic, security/surveillance and environmental management requirements, such as Autoscope® Duo™.

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

Expand LPR Markets. We believe that the LPR market is poised for growth at a higher rate than the ITS market. Further, we believe that our financial strength, distribution channels and customer base will add to our ability to grow Autoscope LPR-related revenue and our CitySync Safety solutions.

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

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS and adjacent security and law enforcement applications. Our Autoscope video systems and Autoscope radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. Our Autoscope LPR systems use video sensors in the visible and infrared spectrums to read license or number plates for traffic data, security, police and parking applications. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $5.0 million, $4.1 million and $4.4 million on research and development in 2013, 2012 and 2011, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which support for additional sensory inputs such as acoustic, chemical, smoke, weather and vibration sensors may be added in the future. A diagram displaying our fundamental product architecture is shown below.

The Image Sensing Product Architecture

Autoscope Video. Our Autoscope video system processes video input from a traffic scene in real time and extracts the required traffic data, including vehicle presence, counts, speed, length, time occupancy (percent of time the detection zone is occupied), average headway (time interval between vehicles) and flow rate (vehicles per hour per lane). Autoscope supports a variety of standard video cameras or can be purchased with an integrated video camera. For intersections, the system communicates with the intersection signal controller, which changes the traffic lights based on the data provided. In highway applications, the system gathers vehicle count and flow rates and detects anomalous incidents, such as stopped or wrong-way vehicles. In tunnel safety applications, Autoscope provides alerts to operators upon detecting stopped, wrong-way or slow moving vehicles and upon detecting pedestrians, debris or smoke. In any application, the data may also be transmitted to a traffic management center via the internet or other standard communication means and processed in real time to assist in traffic management and stored for later analysis for traffic planning purposes.

The Autoscope system comes in two varieties. Autoscope Encore is our integrated unit with a color zoom camera and a machine vision processing computer contained in a compact housing that is our leading offering in the North American market. Autoscope RackVision is our card only machine vision processing computer that is located in an intersection signal controller, control hub, incident management center or traffic management center that receives video from a separate camera. The RackVision and its variants are our top selling Autoscope products in international markets. Autoscope products offer digital MPEG-4 video streaming, high speed Ethernet interface, web browser maintenance and data and video over power line communications.

Autoscope Radar. Our Autoscope radar systems use radar to measure vehicle presence, volume, occupancy, speed and classification information for roadway monitoring applications. Data is transmitted to a central computer at a traffic management center via standard communication means, including wireless. Data can be processed in real time to assist in traffic management and stored for later analysis for traffic planning purposes.

Autoscope radar is an integrated radar transmitter/receiver and special purpose computer contained in a compact, self-contained unit. The unit is typically situated on roadway poles and side-fired, making it especially well-suited for highway detection applications.

Autoscope LPR. Our LPR systems process video information gathered from the visible and infrared spectrum to perform LPR for ITS, security, police and parking applications. Data is transmitted to other integrated systems or stored in onboard vehicle systems for later processing. Data can be processed to assist in traffic and parking management, real-time law enforcement and traffic alerts and stored for later analysis for traffic, security and commercial purposes.

At the core of each Autoscope LPR system is the Autoscope Base software suite, which runs the LPR algorithms and related processes, including communications. Autoscope Base operates with both non-proprietary and proprietary cameras. We offer a range of proprietary analog, high definition and intelligent cameras for both fixed and mobile systems.

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

By combining video and radar sensors and algorithmically comparing their outputs in our hybrid Autoscope® Duo™ product, we believe we are able to offer our end users a product that provides superior accuracy in all weather conditions. The Autoscope®Duo™ is able to coalesce the strengths of each type of sensor to overcome the other’s limitations. The result is improved overall performance in a broader range of circumstances, allowing us access to a larger market.

CitySync. Our CitySync solutions provide the end user with a complete package including hardware and software. CitySync solutions are currently positioned around our LPR technology and platform. These solutions combine intelligent cameras with our market specific software packages that we believe offer our end users with complete LPR solutions. The Rapid Plate Recognition technology reads a license plate numerous times and uses multiple advanced methods for both optical character recognition and plate finding for each plate read. The speed of our solutions allows us the capability to read hundreds of plates simultaneously. We believe our CitySync solutions provide the highest accuracy for the markets we serve. We believe in the development of our CitySync solutions and will continue to grow and enhance these solutions into all of our markets.

Distribution, Sales and Marketing

We market and sell our products globally. As of December 31, 2013, we had supplied systems for more than 150,000 units in more than 60 countries. Together with our partners, we offer a combination of high-performance CED technology and experienced local support. Our end users primarily consist of federal, state, city and county departments of transportation, port, highway, tunnel and other transportation authorities, law enforcement agencies and parking facility operators. The decision-makers within these entities typically are traffic planners and engineers, who in turn often rely on consulting firms that perform planning and feasibility studies. Our products sometimes are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

Sales of Autoscope Video and Autoscope Radar in North America, the Caribbean and Latin America. We have granted Econolite an exclusive right to manufacture, market and distribute the Autoscope system in North America, the Caribbean and Latin America. In January 2011, we entered into an agreement granting to Econolite and its affiliate, Econolite Canada, Inc., the exclusive right to distribute our Autoscope radar products in Canada. In December 2011, we modified our agreement with Econolite to grant it the exclusive right to manufacture and distribute our Autoscope radar products in the United States and Mexico. The agreements with Econolite grant it a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in North America, the Caribbean and Latin America and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from its sales of the Autoscope system. In January 2011, Econolite began paying us a royalty on Autoscope radar sales in Canada and, in January 2012, on sales of radar products in the United States and Mexico. We cooperate in marketing Autoscope and radar products with Econolite for North America, the Caribbean and Latin America and provide second-tier technical support. We have the right to terminate our agreements with Econolite if it does not meet minimum annual sales levels or if Econolite fails to make payments as required by the agreements. In 2008, the term of the original agreement with Econolite, as amended, was extended to 2031. The term of the agreement with Econolite to manufacture and distribute our Autoscope radar products in Canada expires in 2028. The agreements can be terminated by either party upon three years’ notice.

Sales of Autoscope LPR in North America, the Caribbean and Latin America. We market the Autoscope LPR systems to a network of distributors covering countries in North America, the Caribbean and Latin America. On a limited basis, we sell directly to the end user. We provide technical support to these distributors from our various North American locations.

Sales in Europe, Asia, the Middle East and Africa. We market our Autoscope video, radar and LPR lines of products to a network of distributors covering countries in Europe, the Middle East, Africa and Asia through our wholly-owned subsidiaries that have offices in Hong Kong and the United Kingdom. On a limited basis, we sell directly to the end user. Technical support to these distributors is provided by our wholly-owned subsidiaries in Europe and Asia, with second-tier support provided by our engineering groups. From time to time, we may grant exclusive rights to Econolite for markets outside of our significant markets for certain jurisdictions or product sales based on facts and circumstances related to the opportunities.

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

Among the companies that provide direct competition to Autoscope video worldwide are FLIR Systems, Inc., Signal Group Inc. (Semex), Iteris, Inc. and Citilog S.A. Among the companies that provide direct competition to Autoscope radar worldwide are Wavetronix, LLC, MS Sedco Inc. and Xtralis, LLC. Among the companies that provide direct competition to Autoscope LPR worldwide are 3M Company, Perceptics LLC, Genetec Inc., Vigilant Solutions and Elsag Datamat S.p.a. All of these companies have working installations of their systems in the U.S. and other parts of the world. To our knowledge, Autoscope and Autoscope radar have the largest number of installations as compared to their direct competitors. In addition, there are smaller local companies providing direct competition in specific markets throughout the world. We are aware that these and other companies will continue to develop technologies for use in traffic management, security, police and parking applications. One or more of these technologies could in the future provide increased competition for our systems.

Other potential competitors of which we are aware include Siemens AG, Cognex Corp., Augusta Technologie AG, Matsushita Electric Industrial Co., Ltd. (Panasonic), Sumitomo Corporation and Omron Electronics LLC. These companies have machine vision or radar capabilities and have substantially more financial, technological, marketing, personnel and research and development resources than we have.

Manufacturing

Autoscope video products for sale under the Econolite license agreement are manufactured through agreements with Econolite and Wireless Technology, Inc. In January 2011, we entered into an agreement with Econolite to distribute our Autoscope radar products in Canada. In December 2011, our original agreement with Econolite was amended to include the exclusive manufacture and distribution of Autoscope radar products in the United States and Mexico beginning on January 1, 2012. Econolite is responsible for setting warranty terms and must provide all service required under this warranty. In Europe and Asia, we engage contract manufacturers to manufacture the Autoscope family of products.

Until January 2012, we engaged contract manufacturers to produce subassemblies for our radar products based on our designs. These subassemblies were then shipped to our facilities in Toronto, where we performed final assembly, testing and calibration and packaging of finished units for shipment. We also performed warranty and post-warranty repairs of radar units in Toronto. Beginning in January 2012, Econolite is responsible for setting warranty terms and must provide all service required under this warranty for radar products for product sales in North America.

Autoscope LPR products are manufactured through contract manufacturers in the United Kingdom and the United States.

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

Employees

As of December 31, 2013, we had 124 employees, consisting of 69 employees in North America, 45 employees in Europe and 10 employees in Asia. None of our employees are represented by a union.

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

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, Autoscope products. Gross profit from Autoscope sales accounted for approximately 71% of our gross profit in 2013, 77% in 2012 and 71% in 2011. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. As such, any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope® video system in North America, the Caribbean and Latin America and the Autoscope® radar products in the United States, Canada and Mexico. The agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in North America, the Caribbean and Latin America. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope® video system and the Autoscope® radar products. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 44% in 2013, 50% in 2012 and 43% in 2011. Econolite’s account receivable represented 26% of our accounts receivable at December 31, 2013 and 35% of our accounts receivable at December 31, 2012. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

The features and functions in our products have not been as widely utilized as traditional products offered by our competitors, and the failure of our end users to accept the features and functions in our products could adversely affect our business and growth prospects.

Video and radar technologies have not been utilized in the traffic management industry as extensively as other more traditional technologies, mainly in-pavement loop detectors. Our financial success and growth prospects depend on the continued development of the market for advanced technology solutions for traffic detection and management and the acceptance of our current Autoscope® video, Autoscope® radar and LPR systems and also future systems we may develop as reliable, cost-effective alternatives to traditional vehicle detection systems. We cannot assure you that we will be able to utilize our technology profitably in other products or markets. If our end users do not continue to increase their acceptance of the features and functions provided by our current systems or other systems we may develop in the future, our business and growth prospects could be adversely affected.

Existing and future laws, ordinances and regulations and constitutional provisions protecting privacy rights could negatively affect the acceptance and sale of our video and LPR products and systems and have a negative effect on our financial condition and results of operations.

The use of video and LPR products and systems has been challenged, limited and banned under existing laws, ordinances and regulations and constitutional provisions protecting privacy rights. In addition, governments and governmental agencies have stopped or suspended their use of LPR systems. For example, Maine, New Jersey and Virginia have laws limiting the use of LPR systems; New Hampshire bans their use; legislation has been proposed in Minnesota limiting the use of data collected by LPR systems; and the Boston Police Department has indefinitely halted its use of LPR systems. In addition, laws, ordinances, regulations and constitutional provisions may be adopted in the future to limit the use of video and LPR products and systems. These existing and new laws, ordinances, regulations and constitutional provisions could negatively affect the acceptance and sale of our video and LPR products and systems and thus have a negative effect on our financial condition and results of operations.

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

Additionally, the market for vehicle detection and LPR is continuously seeking more advanced technological solutions to problems. Technologies such as embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics and microwaves that have been used as traffic sensing devices in the past are being enhanced for use in the traffic management industry, and new technologies may be developed. We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Floating vehicle and/or radio frequency identification (RFID) tagged license plate initiatives are under consideration and may be implemented. We expect to face increasingly competitive product developments, applications and enhancements. New technologies or applications in traffic control systems from other companies may provide our end users with alternatives to our products and could render our solutions noncompetitive or obsolete. If we are unable to increase the number of our applications and develop and commercialize product enhancements and applications in a timely and cost-effective manner that respond to changing technology and satisfy the needs of our end users, our business and financial results will suffer.

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

We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite and Wireless Technology, Inc. (“WTI”) to manufacture the Autoscope system, the Autoscope® radar products and related products for sales in North America, the Caribbean and Latin America. We have arrangements with Hansatech EMS Limited (“Hansatech”) in the United Kingdom to manufacture our LPR systems. We work with suppliers, most of whom are overseas, to manufacture the rest of our products. We also need to comply with the European Union’s regulatory RoHS directive restricting the use of certain hazardous substances in electrical and electronic equipment. If Econolite, WTI, Hansatech or our other suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope® video system and related products in North America, the Caribbean and Latin America and the Autoscope® radar products in the United States, Canada and Mexico. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope® video system or the Autoscope® radar products, or the disruption or termination of that relationship, could result in reduced revenue and market share for our products.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals. As a result, the Securities and Exchange Commission enacted new annual disclosure and reporting requirements for public companies who use these minerals in their products, which apply to us. Under the final rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products, and we are required to file our first conflict minerals report with the Securities and Exchange Commission on or before May 31, 2014. Although we expect to file the required report on a timely basis, our supply chain is broad-based and complex, and we may not be able to easily verify the origins for all minerals used in our products. To the extent that any information furnished to us by our suppliers is inaccurate or inadequate, we could face reputational and enforcement risks. In addition, the new rules could reduce the number of suppliers who provide components and products containing conflict-free minerals and thus could disrupt our supply chain or that of our manufacturers and increase the cost of the components used in manufacturing our products and the costs of our products to us. Any increased costs and expenses could have a material adverse impact on our financial condition and results of operations.

Some of our products are covered by our warranties and, if the cost of fulfilling these warranties exceeds our warranty allowance, it could adversely affect our financial condition and results of operations.

Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and our reputation. We generally provide a two-year warranty on our product sales. These warranties require us to repair or replace faulty products, among other customary warranty provisions. Although we monitor our warranty claims and provide an allowance for estimated warranty costs, unanticipated claims in excess of the allowance could have a material adverse impact on our financial condition and results of operations. Additionally, we rely on our third party manufacturers to fulfill our warranty repair obligations to our customers. Adverse changes in these parties’ abilities to perform these repairs could cause a delay in repairs or require us to source other parties to perform the repairs and could adversely affect impact our financial condition and results of operations. In addition, the need to repair or replace products with design or manufacturing defects could adversely affect our reputation.

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

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 51% of our total revenue in 2013. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	export restrictions and controls relating to technology;

•	pricing pressure that we may experience internationally;

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;

•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;

•	required compliance with existing and new foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulty of enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;

•	political and economic instability, including volatility in the economic environment of the European Union caused by the ongoing sovereign debt crisis in Europe;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	higher danger of terrorist activity, war or civil unrest compared to domestic operations;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

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

As of December 31, 2013, the net carrying value of long-lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $8.1 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded and our stock price is volatile.

Our common stock is thinly traded, with 3,350,684 shares of our 4,974,847 outstanding shares held by non-affiliates as of February 28, 2014. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could continue to adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could continue to be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Although certain economic conditions in the United States have improved or shown signs of improvement, economic growth has been slow and uneven. In recent years, the weak global economic conditions, particularly in the U.S. and Europe, have negatively affected our sales and profitability. During economic downturns, governmental entities in particular, which constitute most of our end users, reduce or delay their purchase of our products, which has had and may continue to have an adverse effect on our business. Any uncertainty about the federal budget in the U.S. could have a negative effect on the U.S. and global economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Current economic conditions have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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

Section 302A.671 of the Minnesota Business Corporation Act (“MBCA”) generally limits the voting rights of a shareholder acquiring a substantial percentage of our voting shares in an attempted takeover or otherwise becoming a substantial shareholder of our company unless holders of a majority of the voting power of all outstanding shares and the disinterested shares approve full voting rights for the substantial shareholder. Section 302A.673 of the MBCA generally limits our ability to engage in any business combination with certain persons who own 10% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past four years have owned 10% or more of our outstanding voting stock. These provisions of the MBCA may have the effect of entrenching our management team and may deprive shareholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

In addition, in June 2013, we adopted a shareholder rights plan and declared a dividend to our shareholders of one preferred share purchase right for each outstanding share of common stock. Generally, the shareholder rights plan provides that if a person or group acquires 20% or more of our outstanding shares of common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company. The mere existence of a shareholder rights plan often delays or makes a merger, tender offer or other acquisition more difficult to complete.

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

We do not intend to declare cash dividends on our stock in the foreseeable future.

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

We currently lease and occupy approximately 20,000 square feet in St. Paul, Minnesota for our headquarters. In February 2014, we entered into an amendment to the lease for our headquarters which expands the leased space to approximately 26,775 square feet, extends the term of the lease to July 2020, and gives us the right to further extend the term of the lease for one additional five-year term. Our office in suburban north London, United Kingdom consists of 17,000 square feet of space, and our lease for this space expires at our option in January 2015. We also lease smaller facilities in Canada, Hong Kong, China, Germany, Spain, Romania and Poland.

We believe that our current space is generally adequate to meet our current expected needs, and we do not intend to lease significantly more space in 2014.

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

	2013		2012
Quarter	High	Low	High	Low

First	$7.39	$4.78	$7.26	$6.02
Second	8.28	6.50	7.80	4.64
Third	7.70	4.62	5.48	4.61
Fourth	6.00	4.29	5.30	4.57

Shareholders

As of February 28, 2014, there were 19 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Debt Covenants

Our credit agreement includes certain financial covenants, including minimum debt service ratios, minimum cash flow coverage ratios, and other financial measures. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of common stock. At December 31, 2013 and December 31, 2012, we were in compliance with these financial covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2013. The statement of income and balance sheet data for the years ended and as of December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product sales	$14,692	$12,564	$17,475	$19,162	$12,483
Royalties	11,598	12,399	13,046	12,519	12,110
	26,290	24,963	30,521	31,681	24,593
Cost of revenue:
Product sales	9,889	6,706	8,769	7,799	4,297
Restructuring	—	—	448	—	—
	9,889	6,706	9,217	7,799	4,297
Gross profit	16,401	18,257	21,304	23,882	20,296
Operating expenses:
Selling, marketing and product support	11,768	7,289	10,609	9,807	7,201
General and administrative	6,290	5,167	6,315	4,372	3,779
Research and development	5,036	4,135	4,424	3,630	3,336
Investigation matter	3,723	—	—	—	—
Amortization of intangible assets	1,554	1,622	1,650	1,218	768
Restructuring	—	430	287	—	—
Goodwill impairment	—	3,175	11,685	—	—
Acquisition related expenses (income)	—	—	(618)	817	—
	28,371	21,818	34,352	19,844	15,084
Income (loss) from operations	(11,970)	(3,561)	(13,048)	4,038	5,212
Other income (expense), net	6	29	9	(123)	7
Income (loss) before income taxes	(11,964)	(3,532)	(13,039)	3,915	5,219
Income tax expense (benefit)	3,937	(180)	(3,022)	910	1,354
Net income (loss)	$(15,901)	$(3,352)	$(10,017)	$3,005	$3,865

Net income (loss) per share:
Basic	$(3.21)	$(0.69)	$(2.07)	$0.66	$0.97
Diluted	$(3.21)	$(0.69)	$(2.07)	$0.64	$0.95

Weighted average number of common shares outstanding:
Basic	4,955	4,886	4,834	4,555	3,985
Diluted	4,955	4,886	4,834	4,667	4,081

Consolidated Balance Sheet Data:
Total assets	$24,385	$38,536	$41,254	$54,356	$41,150
Bank debt	—	—	—	—	4,000
Total shareholders’ equity	18,514	33,980	36,326	46,021	32,713

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General. We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System, Autoscope® Radar Detection System and License Plate Recognition (“LPR”) System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels and by parking and toll managers and law enforcement officials to read license plates for various safety, security, access and enforcement LPR applications.

Autoscope® video and radar systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. We sell LPR systems to distributors and end users in North America. We sell all of our systems to distributors and end users in Europe and Asia through our European and Hong Kong subsidiaries, respectively. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

Autoscope® Radar Business Model Change. Beginning in 2012, we changed part of our Autoscope® radar business model by granting an exclusive license to manufacture and distribute Autoscope® radar products in North America to Econolite under terms substantially the same as our Autoscope royalty arrangement. In conjunction with this agreement, certain of our sales and marketing employees dedicated to Autoscope® radar became employed directly by Econolite. As a result, in 2012, revenue earned from sales of Autoscope® radar in North America are in the form of a royalty rather than a sale directly to the purchaser, and there is no cost of revenue in 2012 and future periods, as Econolite is now responsible for manufacturing and post-sales support, except for transitional legacy items.

Simultaneously with the Autoscope® radar changes, we restructured aspects of our North American Autoscope® radar and LPR businesses. Most significantly, the assembly of our Autoscope® radar product was moved from our Toronto facility to a third party, and our production and administrative support headcount was reduced early in 2012.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope® video and Autoscope® radar (2012 and later) systems in North America, the Caribbean and Latin America and (2) revenue received from the direct sales of our Autoscope® radar (2011 and before) and LPR systems in North America, the Caribbean and Latin America and all of our systems in Europe and Asia. Royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. These expenses include management, supervisory and staff salaries and benefits, legal and auditing fees, travel, rent and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are acquisition related expenses, income related to the earn-out reversal, impairment charges, restructuring costs and non-cash expense for intangible asset amortization.

Non-GAAP Operating Measure. We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). However, we use Non-GAAP Income (Loss) from Operations to analyze our business. We define Non-GAAP Income (Loss) from Operations as income (loss) from operations before amortization of intangible assets, investigation matter expense, restructuring expense, and goodwill impairment for the applicable periods. Management believes Non-GAAP Income (Loss) from Operations is a useful indicator of our financial performance and our ability to generate cash flows from operations. Our definition of Non-GAAP Income (Loss) from Operations may not be comparable to similarly titled definitions used by other companies. The table below reconciles Non-GAAP Income (Loss) from Operations, which is a non-GAAP financial measure, to comparable GAAP financial measures:

	Year Ended December 31,
	2013	2012	2011

Income (loss) from operations	$(11,970)	$(3,561)	$(13,048)
Amortization of intangible assets	1,554	1,622	1,650
Investigation matter	3,723	—	—
Restructuring charges	—	430	287
Goodwill impairment	—	3,175	11,685
Non-GAAP income (loss) from operations	$(6,693)	$1,666	$574

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

Segments. We currently operate in three reportable segments: Intersection, Highway and LPR. Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope® radar is our radar product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. Radar products are normally sold in the Highway segment. Autoscope® license plate recognition is our LPR product line. All segment revenues are derived from external customers. As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2013
	Intersection	Highway	LPR	Total
Revenue	$13,428	$6,414	$6,448	$26,290
Gross profit	11,559	1,862	2,980	16,401
Amortization of intangible assets	—	488	1,066	1,554
Intangible assets	—	942	5,521	6,463

	For the year ended December 31, 2012
	Intersection	Highway	LPR	Total
Revenue	$16,031	$4,118	$4,814	$24,963
Gross profit	14,010	1,798	2,449	18,257
Goodwill impairment	—	1,372	1,803	3,175
Amortization of intangible assets	—	748	874	1,622
Intangible assets	—	1,430	5,059	6,489

	For the year ended December 31, 2011
	Intersection	Highway	LPR	Total
Revenue	$17,445	$7,366	$5,710	$30,521
Gross profit	15,096	3,512	2,696	21,304
Goodwill impairment	525	7,392	3,768	11,685
Amortization of intangible assets	—	768	882	1,650
Intangible assets and goodwill	—	3,551	7,457	11,008

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Year Ended December 31,
	2013	2012	2011
Product sales	55.9%	50.3%	57.3%
Royalties	44.1	49.7	42.7
Total revenue	100.0	100.0	100.0
Gross profit - product sales	32.7	46.6	47.3
Gross profit - royalties	100.0	100.0	100.0
Selling, marketing and product support	44.8	29.2	34.8
General and administrative	23.9	20.7	20.7
Research and development	19.2	16.6	14.5
Investigation matter	14.2	—	—
Amortization of intangible assets	5.9	6.5	5.4
Goodwill impairment	—	12.7	38.3
Restructuring charges	—	1.7	0.9
Acquisition related expenses (income)	—	—	(2.0)
Loss from operations	(45.5)	(14.3)	(42.8)
Income tax expense (benefit)	15.0	(0.7)	(9.9)
Net loss	(60.5)	(13.4)	(32.8)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012. Total revenue increased to $26.3 million in 2013 from $25.0 million in 2012, an increase of 5.3%. Royalty income decreased to $11.6 million in 2013 from $12.4 million in 2012, a decrease of 6.5%. The decrease in royalties was the result of a decrease in Autoscope® video royalties slightly offset by an increase in Autoscope® radar royalties. Autoscope® video royalties were lower in 2013 compared to 2012 as a result of lower unit volume. Product sales increased to $14.7 million in 2013 from $12.6 million in 2012, an increase of 16.9%. The increase in product sales was mainly due to higher sales volume in Europe and Asia.

Revenue for the Intersection segment decreased to $13.4 million in 2013 from $16.0 million in 2012, a decrease of 16.2%. The increase in the Intersection segment was mainly due to lower sales volume in Europe.

Revenue for the Highway segment increased to $6.4 million in 2013 from $4.1 million in 2012, an increase of 55.8%. The increase in Highway was due mainly to higher sales worldwide.

Revenue for the LPR segment increased to $6.4 million in 2013 from $4.8 million in 2012, an increase of 33.9%. The increase in revenue for the LPR segment in 2013 over 2012 is due to higher sales volumes in North America and Europe.

Gross profit for product sales decreased to 32.7% in 2013 from 46.6% in 2012. Gross profit for the LPR product line have historically been lower than gross profit for the Intersection and Highway product lines and therefore the mix of the product lines sold in any given period can result in varying profit. Generally, lower sales volumes of Highway or LPR products will reduce gross profit because of fixed manufacturing costs for these products. We anticipate that gross profit for our product sales will be higher in 2014 as compared to 2013, while we expect royalty gross profit will be 100% in 2014.

Selling, marketing and product support expense increased to $11.8 million or 44.8% of total revenue in 2013 from $7.3 million or 29.2% of total revenue in 2012. Our selling, marketing and product support expense increased mainly due to our investments in additional sales and marketing resources. We anticipate that annual selling, marketing and product support expense will increase in dollar amount in 2014 as compared to 2013.

General and administrative expense increased to $6.3 million or 23.9% of total revenue in 2013, from $5.2 million or 20.7% of total revenue in 2012. General and administrative expenses increased in 2013 mainly as a result of legal and other professional fees related to the investigation and remediation actions described in Note 15 of our Notes to Consolidated Financial Statements set forth elsewhere in this Annual Report on Form 10-K and severance costs related to the separation from former employees. Our direct costs related to the investigation were approximately $3.7 million for the year ended December 31, 2013 and immaterial in 2012. We are unable to determine the likely outcome or range of loss, if any, from the investigation, or predict with certainty the timeline for resolution of the investigation. We anticipate that annual general and administrative expenses will decrease as a percentage of revenue in 2014 as compared to 2013.

Research and development expense increased to $5.0 million or 19.2% of total revenue in 2012, from $4.1 million or 16.6% of total revenue in 2012. The increase was mainly related to the increased expenditures on new research and development projects, the acceleration of previously existing projects and other product developments.

Amortization of intangibles was $1.6 million in both 2013 and 2012 and reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.8 million in 2014.

Other income, net was $6,000 and $29,000 in 2013 and 2012, respectively, primarily consisting of interest income.

Income tax expense of $3.9 million, or 33.3% of our pretax loss, was recorded for the year ended December 31, 2013, compared to income tax benefit of $180,000, or 5.4% of pretax loss, for the year ended December 31, 2012. The income tax expense increase is primarily driven by the recognition of a valuation allowance of $8.1 million for the United States and United Kingdom jurisdictions in 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011. Total revenue decreased to $25.0 million in 2012 from $30.5 million in 2011, a decrease of 18.2%. Royalty income decreased to $12.4 million in 2012 from $13.0 million in 2011, a decrease of 5.0%. The decrease in royalties was the result of a decrease in Autoscope® video royalties slightly offset by the inclusion of Autoscope® radar royalties as a result of changing our Autoscope® radar product line to a royalty business model in January 2012. Autoscope® video royalties were lower in 2012 compared to 2011 as a result of lower unit volume. Product sales decreased to $12.6 million in 2012 from $17.5 million in 2011, a decrease of 28.1%. The decrease in product sales was mainly due to the Autoscope® radar model change and to a lesser extent lower sales volume in Europe resulting, in part, from economic pressures. Revenue for the Intersection segment decreased to $16.0 million in 2012 from $17.4 million in 2011, a decrease of 8.1%. Revenue for the Highway segment decreased to $4.1 million in 2012 from $7.4 million in 2011, a decrease of 44.1%. The decrease in LPR was due to lower sales volume in North America and, to a lesser extent, in Europe. The decrease in the Highway segment was due mainly to the business model change that resulted in revenues in the form of a royalty rather than a direct product sale to a purchaser. Revenue for the LPR segment decreased to $4.8 million in 2012 from $5.7 million in 2011, a decrease of 15.7%. This was due to lower sales volume in 2012 and is reflective of a difficult environment for selling security applications to government customers in Europe and the United States that we believed was caused by constrained government budgets.

Gross margins for product sales decreased to 46.6% in 2012 from 47.3% in 2011. Gross margins for the LPR product line have historically been lower than gross margins for the Intersection and Highway product lines and therefore the mix of the product lines in any given period can result in varying margins. Generally, lower sales volumes of Highway or LPR products will reduce gross margins because of fixed manufacturing costs for these products. The decrease in gross margins for 2012 compared to 2011 was reflective of lower sales volume. Additionally, during 2012, we recorded a $200,000 lower of cost or market adjustment to inventory procured for a subsequently cancelled order. Gross margins on royalty income remained consistent at 100.0% in 2012 and 2011.

Selling, marketing and product support expense decreased to $7.3 million or 29.2% of total revenue in 2012 from $10.6 million or 34.8% of total revenue in 2011. Our selling, marketing and product support expense decreased mainly due to the workforce reduction resulting from restructuring activities and the Autoscope® radar business model change.

General and administrative expense decreased to $5.2 million or 20.7% of total revenue in 2012, from $6.3 million or 20.7% of total revenue in 2011. General and administrative expenses decreased in 2012 mainly as a result of restructuring initiatives, partially offset by severance for the separation of our former President and Chief Executive Officer, and the Autoscope® radar business model change.

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

As discussed above, beginning in January 2012, we changed our North American business model for the Autoscope® radar product line and undertook restructuring initiatives. In June 2012, we expanded the restructuring initiative to include aspects of our Europe-based LPR business and our non-China Asian business. The majority of restructuring expense recognized in 2012 related to employee severance.

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

Liquidity and Capital Resources

At December 31, 2013, we had $3.6 million in cash and cash equivalents and $2.6 million in short-term investments, compared to $8.3 million in cash and cash equivalents and $4.8 million in short-term investments at December 31, 2012. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with the primary objectives of safety and liquidity.

Net cash used for operating activities was $5.5 million in 2013, compared to cash provided of $5.9 million in 2012 and cash used of $1.3 million in 2011. The primary reasons for the decrease in cash were the on-going expenses related to the investigation and investments made in the Company’s product offerings. The primary reasons for the increase in cash in 2012 were collections of outstanding receivables and conversions of inventory, mostly driven by the transition to the Autoscope® radar royalty structure, offset by reductions in payables and the generation of operating income after taking into account non-cash charges for goodwill impairment, depreciation and amortization. We anticipate that average receivable collection days in 2014 will be similar to 2013 and that it will not have a material impact on our liquidity.

Net cash provided by investing activities was $791,000 in 2013, compared to cash used in investing activities of $3.2 million and $1.4 million in 2012 and 2011, respectively. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2014.

Net cash provided by financing activities was $9,000 in 2013, compared to cash provided of $121,000 and $105,000 in 2012 and 2011, respectively.

We have a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At December 31, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

We believe that cash and cash equivalents on hand at December 31, 2013, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

Our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of our results of operations and financial position, may require the application of a higher level of judgment by our management, and as a result, are subject to an inherent degree of uncertainty. For further information see Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,564	$8,334
Marketable securities	2,639	4,817
Accounts receivable, net of allowance for doubtful accounts of $1,173 and $796, respectively	5,252	6,722
Inventories	3,589	4,485
Prepaid expenses and other current assets	1,414	1,611
Deferred income taxes	—	186
Total current assets	16,458	26,155

Property and equipment:
Furniture and fixtures	620	461
Leasehold improvements	511	471
Equipment	3,988	4,427
	5,119	5,359
Accumulated depreciation	4,094	3,484
	1,025	1,875

Deferred income taxes	139	4,017
Intangible assets, net	6,463	6,489
Other assets	300	—
TOTAL ASSETS	$24,385	$38,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,409	$2,112
Accrued compensation	1,202	949
Warranty and other current liabilities	1,959	1,086
Total current liabilities	5,570	4,147

Deferred income taxes	175	241
Other long-term liabilities	126	168

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,974,847 and 4,966,619 issued and outstanding, respectively	49	49
Additional paid-in capital	23,276	23,055
Accumulated other comprehensive income	604	390
Retained earnings	(5,415)	10,486
Total shareholders’ equity	18,514	33,980
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,385	$38,536

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years ended December 31,
	2013	2012	2011
Revenue:
Product sales	$14,692	$12,564	$17,475
Royalties	11,598	12,399	13,046
	26,290	24,963	30,521
Cost of revenue:
Product sales	9,889	6,706	8,769
Restructuring	—	—	448
	9,889	6,706	9,217
Gross profit	16,401	18,257	21,304

Operating expenses:
Selling, marketing and product support	11,768	7,289	10,609
General and administrative	6,290	5,167	6,315
Research and development	5,036	4,135	4,424
Investigation matter	3,723	—	—
Amortization of intangible assets	1,554	1,622	1,650
Restructuring	—	430	287
Goodwill impairment	—	3,175	11,685
Acquisition related income	—	—	(618)
	28,371	21,818	34,352
Loss from operations	(11,970)	(3,561)	(13,048)

Other income, net	6	29	9
Loss before income taxes	(11,964)	(3,532)	(13,039)
Income tax expense (benefit)	3,937	(180)	(3,022)
Net loss	$(15,901)	$(3,352)	$(10,017)
Net loss per share:
Basic	$(3.21)	$(0.69)	$(2.07)
Diluted	$(3.21)	$(0.69)	$(2.07)

Weighted average number of common shares outstanding:
Basic	4,955	4,886	4,834
Diluted	4,955	4,886	4,834

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended December 31,
	2013	2012	2011
Loss before income taxes	$(15,901)	$(3,352)	$(10,017)
Other comprehensive income:
Foreign currency translation adjustment	214	570	(232)
Comprehensive loss	$(15,687)	$(2,782)	$(10,249)

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(15,901)	$(3,352)	$(10,017)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	673	727	548
Amortization	1,554	1,622	1,650
Tax benefit from disqualifying dispositions	—	71	37
Stock-based compensation	213	244	412
Goodwill impairment	—	3,175	11,685
Deferred income tax expense (benefit)	4,085	(402)	(3,620)
Acquisition related income	—	—	(618)
Changes in operating assets and liabilities:
Accounts receivable, net	1,470	2,777	(11)
Inventories	896	1,657	(1,493)
Prepaid expenses and current assets	197	33	496
Accounts payable	297	114	(96)
Accrued expenses and other liabilities	999	(727)	(284)
Net cash provided by (used for) operating activities	(5,517)	5,939	(1,311)

Investing activities:
Purchases of marketable securities	(5,507)	(10,027)	(7,340)
Sales and maturities of marketable securities	7,685	7,303	9,201
Purchase of other investments	(300)	—	—
Capitalized software development costs	(867)	—	—
Purchases of property and equipment	(221)	(487)	(859)
Payments of earn-outs	—	—	(2,361)
Net cash provided by (used for) investing activities	790	(3,211)	(1,359)

Financing activities:
Proceeds from exercise of stock options	9	121	105
Net cash provided by financing activities	9	121	105

Effect of exchange rate on changes on cash	(52)	261	(232)
Increase (decrease) in cash and cash equivalents	(4,770)	3,110	(2,797)

Cash and cash equivalents at beginning of period	8,334	5,224	8,021
Cash and cash equivalents at end of period	$3,564	$8,334	$5,224

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2010	4,878,519	$49	$22,065	$52	$23,855	$46,021

Tax benefit from disqualifying disposition	—	—	37	—	—	37
Common stock issued for options exercised	32,100	—	105	—	—	105
Stock-based compensation	—	—	412	—	—	412
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(10,017)	(10,017)
Total comprehensive loss	—	—	—		—	(10,249)
Balance at December 31, 2011	4,910,619	$49	$22,619	$(180)	$13,838	$36,326

Tax benefit from disqualifying disposition	—	—	71	—	—	71
Common stock issued for options exercised	56,000	—	121	—	—	121
Stock-based compensation	—	—	244	—	—	244
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	570	—	570
Net loss	—	—	—	—	(3,352)	(3,352)
Total comprehensive loss	—	—	—	—	—	(2,782)
Balance at December 31, 2012	4,966,619	$49	$23,055	$390	$10,486	$33,980

Tax benefit from disqualifying disposition	—	—	—	—	—	—
Stock awards issued	13,395	—	75	—		75
Common stock issued for options exercised	2,333	—	8	—	—	8
Acquisition-related shares surrendered	(7,500)	—	—	—		—
Stock-based compensation	—	—	138	—	—	138
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	214	—	214
Net loss	—	—	—	—	(15,901)	(15,901)
Total comprehensive loss	—	—	—	—	—	(15,687)
Balance at December 31, 2013	4,974,847	$49	$23,276	$604	$(5,415)	$18,514

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2013

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Image Sensing Systems, Inc. (referred to herein as “we,” the “Company,” “us” and “our”) develops and markets software-based computer enabled detection products for use in traffic, safety, security, police and parking applications. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for certain of our products. Our products are used primarily by governmental entities.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Image Sensing Systems, Inc. and its wholly-owned subsidiaries: Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) and Image Sensing Systems HK Limited Shenzhen Representative Office located in China; Image Sensing Systems Holdings Limited (ISS Holdings), Image Sensing Systems Europe Limited (ISS Europe), Image Sensing Systems UK Limited (ISS UK) and Image Sensing Systems England (ISS England) located in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O., (ISS Poland) located in Poland; Image Sensing Systems Spain SLU (ISS Spain) located in Spain; and ISS Image Sensing Systems Canada Limited (ISS Canada) and ISS Canada Sales Corp. (ISS Sales) located in Canada. All significant inter-company transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $1.8 million and $2.6 million at December 31, 2013 and 2012, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of insurance limits.

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

INCOME TAXES

We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. We recognize penalties and interest expense related to unrecognized tax benefits in income tax expense.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized, but instead tested at least annually for impairment. Goodwill is also tested for impairment as changes in circumstances occur indicating that the carrying value may not be recoverable.

Goodwill impairment testing first requires a comparison of the fair value of each reporting unit to the carrying value. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and the carrying value of the asset. If the carrying value of the asset exceeds its fair value, the asset is reduced to fair value. See Note 4 to the Consolidated Financial Statements for additional information on goodwill.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2013 and 2012, we determined there was no impairment of intangible assets. At both December 31, 2013 and 2012, there were no indefinite-lived intangible assets.

We capitalize certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials and services and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and we have established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

Our capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period in which such a determination is made. We reached technological feasibility for certain software products and, as a result, capitalized $867,000 of software development costs during the year ended December 31, 2013. Once the software products are available for release, the capitalized development costs will begin to be amortized to cost of sales over the products’ estimated economic life using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated time of product revenue recognition.

IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2013, 2012 or 2011.

RESEARCH AND DEVELOPMENT

Research and development costs associated with new products are charged to operations in the period incurred.

WARRANTIES

We generally provide a standard two-year warranty on product sales. We record estimated warranty costs at the time of sale and accrue for specific items at the time that their existence is known and the amounts are determinable. We estimate warranty costs using standard quantitative measures based on historical warranty claim experience and an evaluation of specific customer warranty issues. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant.

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

NET LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive common shares consisting of stock options, restricted stock and warrants using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 348,000, 481,000 and 404,000 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2013, 2012 and 2011, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

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

The amortized cost and market value of our available-for-sale securities by major security type were as follows (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Bank certificates of deposit	$—	$2,639	$—	$2,639
	$—	$2,639	$—	$2,639

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Bank certificates of deposit	$—	$2,524	$—	$2,524
U.S. government obligations	880	504	—	1,384
Corporate obligations	453	—	—	453
State and municipal bonds	—	456	—	456
	$1,333	$3,484	$—	$4,817

We evaluate impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on our available-for-sale investments are primarily attributable to general changes in interest rates and market conditions. We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2013. The aggregate unrealized gain or loss on available-for-sale investments was immaterial as of December 31, 2013 and 2012.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. Contractual maturities were less than one year for all available-for-sale investments as of December 31, 2013. There were no available-for-sale investments with gross unrealized losses that had been in a continuous unrealized loss position for more than 12 months as of December 31, 2013 and 2012.

Proceeds from maturities or sales of available-for-sale securities were $7.7 million, $7.3 million and $9.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. Realized gains and losses are determined using the specific identification method. Realized gains and losses related to sales of available-for-sale investments during the years ended December 31, 2013, 2012 and 2011 were immaterial and included in other income.

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

Periodically, these nonfinancial assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the quarters ended June 30, 2012 and September 30, 2011, certain of these nonfinancial assets were deemed to be impaired (see Note 4), and we recognized an impairment loss equal to the amount by which the carrying value of each reporting unit exceeded their estimated fair value. Fair value measurements of the reporting units were estimated using certain Level 3 inputs requiring management judgment, including projections of economic conditions and customer demand, revenue and margins, changes in competition, operating costs, working capital requirements, and new product introductions.

Financial Instruments not Measured at Fair Value

Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities.

3.	INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Components	$2,797	$3,001
Finished goods	792	1,484
	$3,589	$4,485

4.	GOODWILL AND INTANGIBLE ASSETS

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

We recorded $3.2 million of goodwill impairment charges in the second quarter of 2012 and $11.7 million of goodwill impairment charges in the third quarter of 2011.

Intangible Assets

Because the intangible assets related to the ISS Europe acquisition are accounted for in Great Britain Pounds, they are impacted by period-end rates of exchange to United States Dollars and therefore varied in different reporting periods.

Intangible assets consisted of the following (dollars in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$8,152	$(4,587)	$3,566	3.6
Trade names	3,267	(2,110)	1,157	4.5
Other intangible costs	1,874	(1,001)	873	3.1
Software development costs	867	—	867	3.0
Total	$14,160	$(7,698)	$6,463	3.5

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$7,490	$(3,480)	$4,010	4.6
Trade names	3,267	(1,853)	1,414	5.8
Other intangible assets	1,840	(775)	1,065	5.2
Total	$12,597	$(6,108)	$6,489	4.9

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Amortization Expense

2014	$1,841
2015	1,811
2016	1,136
2017	846
2018	624

Future amortization amounts presented above are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In connection with the triggering events discussed above, we reviewed our long-lived assets and determined that none of the long-lived assets were impaired for our asset groups. The determination was based on reviewing estimated undiscounted cash flows for our asset groups, which were greater than their carrying values. As required under GAAP, this impairment analysis occurred before the goodwill impairment assessment.

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

5.	CREDIT FACILITIES

We have a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. Our current revolving line of credit agreement (“Credit Agreement”) with Associated Bank provides up to $5.0 million of credit. The Credit Agreement expires in May 2014 and bears interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances are secured by inventories, accounts receivable and equipment. We are subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At December 31, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants.

6.	WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2013	2012	2011

Beginning balance	$520	$423	$624
Warranty provisions	209	234	198
Warranty claims	(297)	(233)	(318)
Adjustments to preexisting warranties	502	96	(81)
Ending balance	$934	$520	$423

7.	INCOME TAXES

The components of loss before income taxes were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011

Loss before income taxes
Domestic	$(9,041)	$(136)	$(6,761)
Foreign	(2,923)	(3,396)	(6,278)
Total	$(11,964)	$(3,532)	$(13,039)

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011

Current:
Federal	$(234)	$(48)	$279
State	(3)	(1)	4
Foreign	153	90	315
Total	$(84)	$41	$598

Deferred:
Federal	$4,130	$(31)	$(2,358)
State	61	—	(35)
Foreign	(170)	(190)	(1,227)
	4,021	(221)	(3,620)
Total	$3,937	$(180)	$(3,022)

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011

United States federal tax statutory rate	$(3,976)	$(1,201)	$(4,433)
State taxes, net of federal benefit	(51)	3	(36)
Valuation allowances against deferred tax assets	7,890	90	121
Research and development tax credits	(252)	(135)	(412)
Foreign provision different than U.S. tax rate	391	545	641
Stock option expense	28	(27)	82
Adjustment of prior year tax credits and refunds	(63)	69	50
Goodwill impairment	—	417	1,299
Uncertain tax positions	(8)	(19)	(138)
Other	(22)	78	(196)
Total	$3,937	$(180)	$(3,022)

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	Years ended December 31,
	2013	2012

Current deferred tax assets (liabilities):
Accrued compensation and benefits	$66	$42
Prepaid expenses and other	(88)	(31)
Inventory reserves	240	21
Allowance for doubtful accounts	237	115
Warranty reserves	162	39
Total current deferred tax asset:	617	186

Non-current deferred tax assets:
Intangible and other assets	3,525	3,617
Foreign net operating loss carryforwards	3,320	280
Non-qualified stock option expense	47	63
Property, equipment and other	147	96
Research and development credit	378	—
Non-current deferred tax asset:	7,417	4,056
Less: valuation allowance	(8,156)	(280)
Non-current deferred tax asset (liability):	(739)	3,776

Total net deferred tax asset (liability)	$(122)	$3,962

As of December 31, 2013, certain of our subsidiaries in the United States, United Kingdom, Hong Kong and Canada had net operating loss carryovers of $6,797,000, $3,864,000, $798,000 and $195,000, respectively. We determined that the benefits of the net operating loss carryovers for the United States, United Kingdom and Hong Kong are uncertain. Accordingly, as of December 31, 2013, we had a full valuation allowance against those deferred tax assets in the amount of $8,156,000.

In accordance with Accounting Standards Codification (“ASC”) 740-30, we have not recognized a deferred tax liability for the undistributed earnings of certain of our foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. At December 31, 2013, undistributed earnings were approximately $1,418,000. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of foreign operations when we determine that such earnings are no longer indefinitely reinvested.

We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

A reconciliation of the beginning and ending amount of the tax liability for uncertain tax positions is as follows (in thousands):

Balance at December 31, 2011	$36
Additions for current year tax positions	—
Reductions as a result of lapses in statute of limitations	(18)
Balance at December 31, 2012	$18

Additions for current year tax positions	—
Reductions as a result of lapses in statute of limitations	(10)
Balance at December 31, 2013	$8

Included in the balance of uncertain tax positions at December 31, 2013 are immaterial potential benefits that, if recognized, would affect the effective tax rate. The amount of unrecognized tax benefits are not expected to change materially within the next 12 months. At December 31, 2013 and 2012, we had no accrued interest related to uncertain income tax positions. At December 31, 2013 and 2012, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in interest expense and general and administrative expense, respectively, on our Consolidated Statements of Operations.

We are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and require significant judgment to apply. Generally, we are subject to U.S. federal, state, local and foreign tax examinations by taxing authorities for years after the fiscal year ended December 31, 2009.

At December 31, 2013 and 2012, domestic and certain of our foreign subsidiaries were expected to receive income tax refunds within the next fiscal year. As a result, at December 31, 2013 and 2012, we recognized a current income tax receivable of $244,000 and $452,000, respectively, which is included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheets.

8.	LICENSING

We have licensed the exclusive right to manufacture and market the Autoscope® video and Autoscope® radar technology in North America, the Caribbean and Latin America to Econolite, and we receive royalties from Econolite on sales of systems in those territories as well as in non-exclusive territories as allowed from time to time. We may terminate our agreement with Econolite if a minimum annual sales level is not met or if Econolite fails to make royalty payments as required by the agreement. The agreement’s term runs to 2031, unless terminated by either party upon three years’ notice.

We recognized royalty income from this agreement of $11.6 million, $12.4 million and $13.0 million in 2013, 2012 and 2011, respectively.

9.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty income from Econolite comprised 44%, 50% and 43% of revenue in the years ended December 31, 2013, 2012 and 2011, respectively. Accounts receivable from Econolite were $1.6 million and $2.6 million at December 31, 2013 and 2012, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. Econolite was the only customer that comprised more than 10% of accounts receivable as of December 31, 2013. During the period from April 2011 through August 2012, the Chief Executive Officer of the parent company of Econolite served on our Board of Directors.

10.	RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. ISS HK and ISS UK are obligated to contribute to certain employee pension plans. We made contributions totaling $128,000, $132,000 and $170,000 to the plans for 2013, 2012 and 2011, respectively.

11.	SHAREHOLDERS’ EQUITY

Stock-Based Compensation

We compensate officers, directors, and employees with stock-based compensation under two stock plans approved by the Company’s shareholders in 2006 and 2011 and administered under the supervision of our Board of Directors. In February 1995 and April 2005, we adopted the 1995 Long-Term Incentive and Stock Option Plan (the 1995 Plan) and the 2005 Stock Incentive Plan (the 2005 Plan), respectively, which provide for the granting of incentive (ISO) and non-qualified (NQO) stock options, stock appreciation rights, restricted stock awards and performance awards to our officers, directors, employees, consultants and independent contractors. The 1995 Plan terminated in February 2005, although options granted under the 1995 Plan remain outstanding according to their terms. Options granted under the plans generally vest over three to five years and have a contractual term of six to 10 years. At December 31, 2013, a total of 205,750 shares were available for future grant under the 2005 Plan. Shares will be available for issuance under the 2005 Plan until May 17, 2015.

The following table summarizes stock option activity for 2013, 2012 and 2011:

	2013		2012		2011
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	398,893	$7.95	535,333	$9.58	463,433	$9.11
Granted	86,000	$6.82	159,750	$5.12	156,000	$10.21
Exercised	(2,333)	$3.65	(56,000)	$2.17	(32,100)	$3.29
Expired	(4,000)	$9.00	(16,000)	$15.00	(12,000)	$15.70
Forfeited	(138,810)	$10.28	(224,190)	$10.74	(40,000)	$9.79

Options outstanding at end of year	339,750	$6.73	398,893	$7.95	535,333	$9.58
Options eligible for exercise at year-end	130,688	$7.71	160,143	$9.84	249,333	$8.81

*Weighted Average Exercise Price

Options outstanding at December 31, 2013 had a weighted average remaining contractual term of 6.9 years and an aggregate intrinsic value of approximately $9,000. Options eligible for exercise at December 31, 2013 had a weighted average remaining contractual term of 5.0 years and an aggregate intrinsic value of $2,250.

The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2013, 2012 and 2011 was $4,000, $208,000 and $211,000, respectively.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share grant date fair value of options to purchase 86,000, 159,750 and 156,000 shares granted for the years ended December 31, 2013, 2012 and 2011 was $3.53, $1.82 and $3.35, respectively. The weighted average assumptions used to determine the fair value of stock options granted during those fiscal years were as follows:

	2013	2012	2011
Expected life (in years)	5.0	4.8	3.1
Risk-free interest rate	1.52%	0.72%	1.47%
Expected volatility	60%	42%	44%
Dividend yield	0%	0%	0%

The expected life represents the period that the stock option awards are expected to be outstanding and was determined based on historical and anticipated future exercise and expiration patterns. The risk-free interest rate used is based on the yield of constant maturity U.S. Treasury bonds on the grant date with a remaining term equal to the expected life of the grant. We estimate stock price volatility based on a historical weekly price observation. The dividend yield assumption is based on the annualized current dividend divided by the share price on the grant date. We have not historically paid any cash dividends and do not expect to do so in the foreseeable future.

Other information pertaining to options for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011

Cash received from the exercise of options	$8,500	$121,000	$105,000
Stock-based compensation expense recognized within general and administrative expense on the consolidated statements of operations	213,000	244,000	412,000
Excess income tax benefits from exercise of stock options	—	71,000	37,000

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended December 31, 2013, there were stock awards issued for 3,645 shares with a weighted-average grant date fair value of $5.14. For the year ended December 31, 2013, there were stock awards issued for 13,395 shares with a weighted-average grant date fair value of $5.60.

12.	RESTRUCTURING

In the fourth quarter of 2011 and second quarter of 2012, we implemented restructuring plans to improve our financial performance. As a result of these actions, we recorded restructuring charges within all reportable segments that were comprised of termination benefits, facility closure costs and inventory charges. In 2012, approximately $430,000 was recorded in operating expenses in the Consolidated Statement of Operations as a result of these restructuring plans and, in 2011, approximately $448,000 was recorded in cost of revenue and $287,000 was recorded in operating expenses.

The following table shows the restructuring activity for 2012 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Inventory Charges	Total
Balance at January 1, 2011	$—	$—	$—	$—
Charges	208	101	426	735
Settlements	(45)	(36)	(42)	(123)
Balance at December 31, 2011	$163	$65	$384	$612
Charges	359	71	—	430
Settlements	(522)	(136)	(384)	(1,042)
Balance at December 31, 2012	$—	$—	$—	$—

13.	SEGMENT INFORMATION

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into three reportable segments: Intersection, Highway and License Plate Recognition (“LPR”). Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope® radar is our radar product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international sales. Radar products are normally sold in the Highway segment. Autoscope license plate recognition is our LPR product line. All segment revenues are derived from external customers.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2013
	Intersection	Highway	LPR	Total
Revenue	$13,428	$6,414	$6,448	$26,290
Gross profit	11,559	1,862	2,980	16,401
Amortization of intangible assets	—	488	1,066	1,554
Intangible assets	—	942	5,521	6,463

	For the year ended December 31, 2012
	Intersection	Highway	LPR	Total
Revenue	$16,031	$4,118	$4,814	$24,963
Gross profit	14,010	1,798	2,449	18,257
Goodwill impairment	—	1,372	1,803	3,175
Amortization of intangible assets	—	748	874	1,622
Intangible assets	—	1,430	5,059	6,489

	For the year ended December 31, 2011
	Intersection	Highway	LPR	Total
Revenue	$17,445	$7,366	$5,710	$30,521
Gross profit	15,096	3,512	2,696	21,304
Goodwill impairment	525	7,392	3,768	11,685
Amortization of intangible assets	—	768	882	1,650
Intangible assets and goodwill	—	3,551	7,457	11,008

We derived the following percentages of our net revenues from the following geographic regions:

	2013	2012	2011
Asia Pacific	10%	11%	4%
Europe	41%	35%	31%
North America	49%	54%	65%

No countries other than the United States and the United Kingdom had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long-lived assets held outside of the United States, not including intangible assets, was $323,000 and $1.2 million at December 31, 2013 and 2012, respectively.

14.	OTHER ASSETS

In January 2013, we acquired a minority interest in the shares of common stock of Municipal Parking Services, Inc. (MPS) for an aggregate purchase price of $300,000. The investment is accounted for under the cost method and is included in Other Assets on our consolidated balance sheets. In April 2013, the Chief Executive Officer of MPS was appointed to our Board of Directors.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent office space and equipment under operating lease agreements expiring at various dates through January 2016. Rent expense for office facilities was $946,000 in 2013, $947,000 in 2012 and $1.1 million in 2011. Minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

Future Lease Payments
2014	$398
2015	83
2016	2

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 6, 2014

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The sections entitled “Proposal I - Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation

The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2014 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)

Equity compensation plans approved by shareholders (1)	339,750	$6.73	205,750

          (1) Includes shares underlying stock options granted under the Image Sensing Systems, Inc. 1995 Long-Term Incentive and Stock Option Plan (1995 Plan) and non-qualified stock options granted outside the 1995 Plan between 1996 and 2000 to current and former members of the Board of Directors.

          (2) The 205,750 shares available for grant under the 2005 Stock Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2014 annual meeting of shareholders is incorporated into this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2014 annual meeting of shareholders is incorporated into this Annual Report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2014 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.	Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flow for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
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

3(i).2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.2 to ISS’ Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-26056).

3(ii)	Bylaws of ISS, incorporated by reference to Exhibit 3(ii) to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 0-26056).

4.1	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.

10.1	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.

10.2*

1995 Long-Term Incentive and Stock Option Plan, amended and restated through May 17, 2001, incorporated by reference to Exhibit 10.10 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-26056).

10.3*

Employment Agreement between ISS and Kenneth R. Aubrey, dated December 12, 2006, effective on or about January 15, 2007 (in capacity as President) and effective on or about June 1, 2007 (in capacity of President and Chief Executive Officer), incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 14, 2006 (File No. 0-26056).

10.4*

Employment Agreement between ISS and Gregory R. L. Smith, dated December 8, 2006, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 8, 2006 (File No. 0-26056).

10.5

Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10-K).

10.6

Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10-K.

10.7*	Image Sensing Systems, Inc. 2005 Stock Incentive Plan, incorporated by reference to Appendix A to ISS’ proxy statement filed with the SEC on April 19, 2005 (File No. 0-26056).

10.8

Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.9

Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.10

Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-26056).

10.11	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10-KSB.

10.12

Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated July 3, 2008 (File No. 0-26056).

10.13

Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.14

Loan Agreement dated May 1, 2008 (2008 Loan Agreement) by and between ISS and Associated Bank, National Association (Associated Bank), incorporated by reference to Exhibit 10.19 to ISS’ Registration Statement on Form S-1 filed on May 12, 2008 (Registration No. 333-150852) (Form S-1).

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

10.18

Modification Agreement dated December 28, 2009 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-26056) (2009 Form 10-K).

10.19	Promissory Note (Loan) dated December 28, 2009 in the original principal amount of $4,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.19 to the 2009 Form 10-K.

10.20

Lease dated February 1, 2010 between Image Sensing Systems UK Limited and Nortrust Nominees Limited, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-26056).

10.21

Third Modification Agreement dated December 28, 2010 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.21 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-26056).

10.22

Fourth Modification Agreement dated December 22, 2011 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 22, 2011 (File No. 0-26056).

10.23

Fifth Modification Agreement dated December 24, 2012 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 24, 2012 (File No. 0-26056).

10.24*

Employment Agreement between ISS and Kris B. Tufto dated October 30, 2012, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 0-26056).

10.25*

Employment Agreement between ISS and Dale E. Parker dated June 30, 2013, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-26056).

10.26**	Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014 (filed herewith).

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1

Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10-K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10-K.

99.3

License and Distribution Agreement dated January 2, 2011 by and among ISS, Econolite and Econolite Canada Inc., incorporated by reference to Exhibit 99.3 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-26056).

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by ISS with the SEC.
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

Image Sensing Systems, Inc.
/s/ Kris B. Tufto	Date: March 6, 2014
Kris B. Tufto
President and Chief Executive Officer
(Principal Executive Officer)

          Each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints Kris B. Tufto and Dale E. Parker, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10-K or any amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Kris B. Tufto	Date: March 6, 2014
Kris B. Tufto President and Chief Executive Officer (Principal Executive Officer)

/s/ Dale E. Parker	Date: March 6, 2014
Dale E. Parker Chief Financial Officer (Principal Financial and Principal Accounting Officer

/s/ James W. Bracke	Date: March 6, 2014
James W. Bracke Chairman of the Board of Directors

/s/ Thomas G. Hudson	Date: March 6, 2014
Thomas G. Hudson Director

/s/ Paul F. Lidsky	Date: March 6, 2014
Paul F. Lidsky Director

Exhibit Index

Exhibit No.	Description

3(i).1

Restated Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.1 to ISS’ Registration Statement on Form SB-2 (Registration No. 33-90298C) filed on March 15, 1995, as amended (Registration Statement).

3(i).2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.2 to ISS’ Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-26056).

3(ii)	Bylaws of ISS, incorporated by reference to Exhibit 3(ii) to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 0-26056).

4.1	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.

10.1	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.

10.2*

1995 Long-Term Incentive and Stock Option Plan, amended and restated through May 17, 2001, incorporated by reference to Exhibit 10.10 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-26056).

10.3*

Employment Agreement between ISS and Kenneth R. Aubrey, dated December 12, 2006, effective on or about January 15, 2007 (in capacity as President) and effective on or about June 1, 2007 (in capacity of President and Chief Executive Officer), incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 14, 2006 (File No. 0-26056).

10.4*

Employment Agreement between ISS and Gregory R. L. Smith, dated December 8, 2006, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 8, 2006 (File No. 0-26056).

10.5

Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10-K).

10.6

Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10-K.

10.7*	Image Sensing Systems, Inc. 2005 Stock Incentive Plan, incorporated by reference to Appendix A to ISS’ proxy statement filed with the SEC on April 19, 2005 (File No. 0-26056).

10.8

Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.9

Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.10

Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-26056).

10.11	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10-KSB.

10.12

Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated July 3, 2008 (File No. 0-26056).

10.13

Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.14

Loan Agreement dated May 1, 2008 (2008 Loan Agreement) by and between ISS and Associated Bank, National Association (Associated Bank), incorporated by reference to Exhibit 10.19 to ISS’ Registration Statement on Form S-1 filed on May 12, 2008 (Registration No. 333-150852) (Form S-1).

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

10.18

Modification Agreement dated December 28, 2009 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-26056) (2009 Form 10-K).

10.19	Promissory Note (Loan) dated December 28, 2009 in the original principal amount of $4,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.19 to the 2009 Form 10-K.

10.20

Lease dated February 1, 2010 between Image Sensing Systems UK Limited and Nortrust Nominees Limited, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-26056).

10.21

Third Modification Agreement dated December 28, 2010 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.21 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-26056).

10.22

Fourth Modification Agreement dated December 22, 2011 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 22, 2011 (File No. 0-26056).

10.23

Fifth Modification Agreement dated December 24, 2012 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 24, 2012 (File No. 0-26056).

10.24*

Employment Agreement between ISS and Kris B. Tufto dated October 30, 2012, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 0-26056).

10.25*

Employment Agreement between ISS and Dale E. Parker dated June 30, 2013, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-26056).

10.26**	Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014 (filed herewith).

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1

Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10-K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10-K.

99.3

License and Distribution Agreement dated January 2, 2011 by and among ISS, Econolite and Econolite Canada Inc., incorporated by reference to Exhibit 99.3 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-26056).

*	Management contract or compensatory plan or arrangement.
**	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by ISS with the SEC.
Copies of all exhibits not attached will be furnished without charge upon written request to the Company at the address set forth on the inside back cover page of this Annual Report on Form 10-K.