Form 10-Q
period 2014-03-31
IMAGE SENSING SYSTEMS INC
filed 2014-05-12
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Stock, $0.01 par value per share	4,978,558 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,930	$3,564
Marketable securities	—	2,639
Accounts receivable, net of allowance for doubtful accounts of $861 and $1,173, respectively	4,285	5,252
Inventories	3,371	3,589
Prepaid expenses and other current assets	1,155	1,414
Total current assets	11,741	16,458

Property and equipment:
Furniture and fixtures	616	620
Leasehold improvements	519	511
Equipment	3,962	3,988
	5,097	5,119
Accumulated depreciation	4,166	4,094
	931	1,025

Deferred income taxes	137	139
Intangible assets, net	6,085	6,463
Other assets	300	300
TOTAL ASSETS	$19,194	$24,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,726	$2,409
Accrued compensation	296	1,202
Warranty and other current liabilities	2,002	1,959
Total current liabilities	4,024	5,570

Deferred income taxes	176	175
Other long-term liabilities	120	126

Shareholders’ equity
Preferred stock, $.01 par value;5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value;20,000,000 shares authorized, 4,978,558 and 4,974,847 issued and
outstanding, respectively	49	49
Additional paid-in capital	23,363	23,276
Accumulated other comprehensive income	634	604
Retained earnings	(9,172)	(5,415)
Total shareholders’ equity	14,874	18,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,194	$24,385

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Month Periods Ended March 31,
	2014	2013
Revenue:
Product sales	$1,898	$2,045
Royalties	2,424	2,569
	4,322	4,614
Cost of revenue:
Product sales	1,205	1,062
	1,205	1,062
Gross profit	3,117	3,552

Operating expenses:
Selling, marketing and product support	2,720	2,050
General and administrative	1,372	1,370
Research and development	1,816	1,131
Investigation matter	116	1,609
Restructuring	460	—
Amortization of intangible assets	389	341
	6,873	6,501
Loss from operations	(3,756)	(2,949)

Other income (expense), net	(1)	2
Loss before income taxes	(3,757)	(2,947)
Income tax benefit	—	(1,494)
Net loss	$(3,757)	$(1,453)

Net loss per share:
Basic	$(0.76)	$(0.30)
Diluted	$(0.76)	$(0.30)

Weighted average number of common shares outstanding:
Basic	4,976	4,910
Diluted	4,976	4,910

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three-Month Periods Ended March 31,
	2014	2013
Loss before income taxes	$(3,757)	$(1,453)
Other comprehensive income (loss):
Foreign currency translation adjustment	30	(410)
Comprehensive loss	$(3,727)	$(1,863)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three-Month Periods Ended March 31,
	2014	2013
Operating activities:
Net loss	$(3,757)	$(1,453)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	153	211
Amortization	389	341
Stock-based compensation	87	55
Changes in operating assets and liabilities:
Accounts receivable, net	967	1,424
Inventories	218	393
Prepaid expenses and current assets	259	(1,673)
Accounts payable	(683)	406
Accrued expenses and other liabilities	(868)	57
Net cash used for operating activities	(3,235)	(239)

Investing activities:
Sales and maturities of marketable securities	2,639	1,092
Purchases of marketable securities	—	(776)
Purchases of property and equipment	(81)	(117)
Purchase of other investments	—	(300)
Capitalized software development costs	—	(157)
Net cash provided by (used for) investing activities	2,558	(258)

Financing activities:
Proceeds from exercise of stock options	—	—
Net cash provided by financing activities	—	—

Effect of exchange rate on changes on cash	43	(301)
Decrease in cash and cash equivalents	(634)	(798)

Cash and cash equivalents at beginning of period	3,564	8,334
Cash and cash equivalents at end of period	$2,930	$7,536

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2014

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

Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC.

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

Intangible Assets
Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both March 31, 2014 and December 31, 2013, we determined there was no impairment of intangible assets. At both March 31, 2014 and December 31, 2013, there were no indefinite-lived intangible assets.

We capitalize certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials and services and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized software costs, the Company compares expected product performance, utilizing forecasted revenue amounts, to the total costs incurred to date and estimates of additional costs to be incurred. If revised forecasted product revenue is less than, and/or revised forecasted costs are greater than, the previously forecasted amounts, the net realizable value may be lower than previously estimated, which could result in the recognition of an impairment charge in the period in which such a determination is made.

We reached technological feasibility for certain software products and, as a result, have capitalized a total of $867,000 of software development costs through the quarter ended March 31, 2014. Once the software products are available for release, the capitalized development costs will begin to be amortized to cost of sales over the products’ estimated economic life using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated time of product revenue recognition.

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

We evaluate impairment at each reporting period for securities where the fair value of the investment is less than its cost. Unrealized gains and losses on our available-for-sale investments are primarily attributable to general changes in interest rates and market conditions. The aggregate unrealized gain or loss on available-for-sale investments was immaterial as of December 31, 2013.

Classification of available-for-sale investments as current or noncurrent is dependent upon our intended holding period, the security’s maturity date, or both. There were no available-for-sale investments with gross unrealized losses that had been in a continuous unrealized loss position for more than 12 months as of December 31, 2013.

Proceeds from maturities or sales of available-for-sale securities were $2.6 million and $1.1 million for the three month periods ended March 31, 2014 and 2013, respectively. Realized gains and losses are determined using the specific identification method. Realized gains and losses related to sales of available-for-sale investments during the periods ended March 31, 2014 and December 31, 2013 were immaterial and included in other income.

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

Note C: Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Components	$2,567	$2,797
Finished goods	804	792
	$3,371	$3,589

Note D: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$8,159	$(4,865)	$3,294	3.4
Trade names	3,267	(2,174)	1,093	4.3
Other intangible costs	1,889	(1,058)	831	2.9
Software development costs	867	—	867	3.0
Total	$14,182	$(8,097)	$6,085	3.3

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$8,152	$(4,587)	$3,566	3.6
Trade names	3,267	(2,110)	1,157	4.5
Other intangible assets	1,874	(1,001)	873	3.1
Software development costs	867	—	867	3.0
Total	$14,160	$(7,698)	$6,463	3.5

Note E: Credit Facilities

As of March 31, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. The revolving line of credit agreement (“Credit Agreement”) with Associated Bank provided up to $5.0 million of credit. The Credit Agreement provided that any amounts outstanding under the Credit Agreement bore interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances were secured by inventories, accounts receivable and equipment. We were subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At March 31, 2014 and December 31, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants. Additionally, we requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014. The Credit Agreement with Associated Bank was terminated in connection with the revolving line of credit from Alliance Bank described below.

On May 12, 2014, the Company entered into a revolving line of credit with Alliance Bank. This revolving line of credit agreement and related documents (collectively, “Alliance Credit Agreement”) with Alliance Bank provides up to $5.0 million of credit. The Alliance Credit Agreement expires in May 2015 and bears interest at a fixed annual rate of 3.95%. Any advances are secured by inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement.

Note F: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2014	2013
Beginning balance	$934	$520
Warranty provisions	50	48
Warranty claims	(81)	(137)
Adjustments to preexisting warranties	(121)	(12)
Ending balance	$782	$419

Note G: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under stock plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of six to ten years.

Performance stock options are time based; however, the final number of awards earned and the related compensation expense is adjusted up or down as of the last day of the performance period to the extent the performance target is met. The actual number of shares that will ultimately vest ranges from 90% to 100% of the targeted amount if the minimum performance target is achieved. For performance stock awards granted in 2014, the performance target is revenue. We evaluate the likelihood of meeting the performance target at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each performance target.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2014 and 2013 was $87,000 and $55,000, respectively. At March 31, 2014, a total of 102,394 shares were available for grant under these plans.

Stock Options

A summary of the option activity for the first three months of 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	339,750	$6.73	6.9	$9,000
Granted	90,000	$5.53	5.0	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(3,750)	$5.00	—	$—

Options outstanding at March 31, 2014	426,000	$6.49	7.3	$38,551
Options exercisable at March 31, 2014	133,688	$7.67	4.8	$10,422

There were no options exercised during the three-month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $639,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.6 years.

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended March 31, 2014, there were stock awards issued for 3,711 shares with a weighted-average grant date fair value of $5.05.

Note H: Loss per Common Share

Net loss per share is computed by dividing net loss by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net loss per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 220,555 and 397,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2014 and 2013, respectively. The potentially dilutive effect of common shares subject to certain outstanding stock options is determined based on net loss. A reconciliation of these amounts is as follows:

	Three-Month Periods Ended March 31,
	2014	2013
Numerator:
Net loss	$(3,757)	$(1,453)
Denominator:
Weighted average common shares outstanding	4,976	4,910
Dilutive potential common shares	—	—
Shares used in diluted net loss per common share calculations	4,976	4,910
Basic net loss per common share	$(0.76)	$(0.30)
Diluted net loss per common share	$(0.76)	$(0.30)

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the three months ended March 31, 2014
	Intersection	Highway	LPR	Total

Revenue	$2,183	$1,075	$1,064	$4,322
Gross profit	2,105	678	334	3,117
Amortization of intangible assets	—	122	267	389
Intangible assets	—	820	5,265	6,085

	For the three months ended March 31, 2013
	Intersection	Highway	LPR	Total

Revenue	$2,942	$773	$899	$4,614
Gross profit	2,734	323	495	3,552
Amortization of intangible assets	—	123	218	341
Intangible assets	—	1,464	4,779	6,243

Note J: Restructuring

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to facilities and employee terminations.

The following table shows the restructuring activity for 2014 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Total
Balance at January 1, 2014	$—	$—	$—
Charges	60	400	460
Payments/settlements	(45)	(177)	(222)
Balance at March 31, 2014	$15	$223	$238

We expect to settle the remaining restructuring liability in 2014.

Note K: Other Assets

In January 2013, we acquired a minority interest in the shares of common stock of Municipal Parking Services, Inc. (MPS) for an aggregate purchase price of $300,000. The investment is accounted for under the cost method and is included in Other Assets on our Condensed Consolidated Balance Sheets. In April 2013, the Chief Executive Officer of MPS was appointed to our Board of Directors.

Note L: Commitments and Contingencies

Litigation

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with GAAP, we record a liability in our Consolidated Financial Statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to any currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

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

Overview

General. We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System, Autoscope® Radar Detection System and Autoscope® License Plate Recognition (“LPR”) System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels and by parking and toll managers and law enforcement officials to read license plates for various safety, security, access and enforcement LPR applications.

Autoscope® video and radar systems are sold to distributors and end users of traffic management products in North America, the Caribbean and Latin America by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. We sell LPR systems to distributors and end users in North America. We sell all of our systems to distributors and end users in Europe and Asia through our subsidiaries. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

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

Non-GAAP Operating Measure. We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of amortizing intangible assets and may exclude other non-recurring items. Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net loss to non-GAAP net loss are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended March 31,
	2014	2013

Loss from operations	$(3,756)	$(2,949)
Amortization of intangible assets	389	341
Investigation matter	116	1,609
Restructuring charges	460	—
Non-GAAP loss from operations	$(2,791)	$(999)

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

Financial information by reportable segment for the three month periods ended March 31, 2014 and 2013 is summarized as follows (in thousands):

	For the three months ended March 31, 2014
	Intersection	Highway	LPR	Total

Revenue	$2,183	$1,075	$1,064	$4,322
Gross profit	2,105	678	334	3,117
Amortization of intangible assets	—	122	267	389
Intangible assets	—	820	5,265	6,085

	For the three months ended March 31, 2013
	Intersection	Highway	LPR	Total

Revenue	$2,942	$773	$899	$4,614
Gross profit	2,734	323	495	3,552
Amortization of intangible assets	—	123	218	341
Intangible assets	—	1,464	4,779	6,243

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

			Quarter Over Quarter Change

	Three-Months ended March 31,
	2014	2013

Product sales	43.9%	44.3%	(7.2)%
Royalties	56.1	55.7	(5.6)
Total revenue	100.0	100.0	(6.3)
Gross profit - product sales	36.5	48.1	(29.5)
Gross profit - royalties	100.0	100.0	(5.6)
Selling, marketing and product support	62.9	44.4	32.7
General and administrative	31.7	29.7	0.1
Research and development	42.0	24.5	60.6
Investigation matter	2.7	34.9	(92.8)
Restructuring	10.6	—	N/A

Total revenue decreased to $4.3 million in the three month period ended March 31, 2014 from $4.6 million in the three month period ended March 31, 2013, a decrease of 6.3%. Royalty income decreased to $2.4 million in the first quarter of 2014 from $2.6 million in the first quarter of 2013, a decrease of 5.6%. The decrease in royalties was the result of a decrease in Autoscope® video royalties slightly offset by an increase in Autoscope® radar royalties. Autoscope® video royalties were lower in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of lower unit volume. Product sales decreased to $1.9 million in the first quarter of 2014 from $2.0 million in the first quarter of 2013, a decrease of 7.2%. The decrease in product sales was mainly due to lower sales volume in Europe slightly offset by higher sales volume in Asia.

Revenue for the Intersection segment decreased to $2.2 million in the first three months of 2014 from $2.9 million in the first three months of 2013, a decrease of 25.8%. The decrease in the Intersection segment was mainly due to lower sales volume in Europe.

Revenue for the Highway segment increased to $1.1 million in the first quarter of 2014 from $773,000 in the first quarter of 2013, an increase of 39.1%. The increase in Highway was due mainly to higher sales volume worldwide.

Revenue for the LPR segment increased to $1.1 million in the period ended March 31, 2014 from $899,000 in the period ended March 31, 2013, an increase of 18.4%. The increase in revenue for the LPR segment in 2014 over 2013 is due to higher sales volumes in North America and Europe.

Gross profit for product sales decreased to 36.5% in the three months ended March 31, 2014 from 48.1% in the three months ended March 31, 2013. Gross profit for the LPR product line have historically been lower than gross profit for the Intersection and Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Generally, lower sales volumes of Highway or LPR products will reduce gross profit because of fixed manufacturing costs for these products. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be higher in 2014 as compared to 2013, while we expect royalty gross profit will be 100% in 2014.

Selling, marketing and product support expense increased to $2.7 million or 62.9% of total revenue in the first three months of 2014 from $2.1 million or 44.4% of total revenue in the first three months of 2013. Our selling, marketing and product support expense increased mainly due to our investments in additional sales and marketing resources. We anticipate that annual selling, marketing and product support expense will increase in dollar amount in 2014 as compared to 2013.

General and administrative expense was $1.4 million for the three months ended March 31, 2014 and 2013. General and administrative expense increased as a percentage of revenue to 31.7% in the first quarter of 2014 from 29.7% in the first quarter of 2013. We anticipate that annual general and administrative expenses for 2014 will approximate the expenses of 2013.

Research and development expense increased to $1.8 million or 42.0% of total revenue in the period ended March 31, 2014 from $1.1 million or 24.5% of total revenue in the period ended March 31, 2013. The increase was mainly related to the increased expenditures on new research and development projects, the acceleration of previously existing projects and other product developments.

In the first quarter of 2014, we implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to facilities and employee terminations.

Amortization of intangibles was $389,000 in the first three months of 2014 compared to $341,000 in the first three months of 2013 and reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.8 million in 2014.

There was no income tax expense recorded for the three months ended March 31, 2014, compared to income tax benefit of $1.5 million, or 50.7% of pretax loss, for the three months ended March 31, 2013. Certain jurisdictions have net operating loss carry forwards. The benefits of these net operating loss carryforwards are uncertain and, as a result, the Company is not recording the related tax benefits.

Liquidity and Capital Resources

At March 31, 2014, we had $2.9 million in cash and cash equivalents and no marketable securities, compared to $3.6 million in cash and cash equivalents and $2.6 million in marketable securities at December 31, 2013. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in operating activities was $3.2 million in the first three months of 2014, compared to cash used in operating activities of $239,000 in the same period in 2013. The primary reason for the decrease in cash was the loss for the quarter offset in part by the collection of outstanding receivables and the conversion of inventory. We anticipate that average receivable collection days in 2014 will improve from 2013 but that the improvement will not have a material impact on our liquidity.

Net cash provided by investing activities was $2.6 million for the first quarter of 2014, compared to cash used in investing activities of $258,000 in the first quarter of 2013. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2014.

As of March 31, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. The revolving line of credit agreement (“Credit Agreement”) with Associated Bank provided up to $5.0 million of credit. The Credit Agreement provided that any amounts outstanding under the Credit Agreement bore interest at an annual rate equal to the greater of (a) 4.5% or (b) LIBOR plus 2.75%. Any advances were secured by inventories, accounts receivable and equipment. We were subject to certain financial covenants under the Credit Agreement, including minimum debt service coverage ratios, minimum cash flow coverage ratios and financial measures. At March 31, 2014 and December 31, 2013, we had no borrowings under the Credit Agreement, and we were in compliance with all financial covenants. Additionally, we requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014. The Credit Agreement with Associated Bank was terminated in connection with the revolving line of credit from Alliance Bank described below.

On May 12, 2014, the Company entered into a revolving line of credit with Alliance Bank. This revolving line of credit agreement and related documents (collectively, “Alliance Credit Agreement”) with Alliance Bank provides up to $5.0 million of credit. The Alliance Credit Agreement expires in May 2015 and bears interest at a fixed annual rate of 3.95%. Any advances are secured by inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement.

We believe that cash and cash equivalents on hand at March 31, 2014, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2014 set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

(a)

The fourth and fifth paragraphs under the caption “Liquidity and Capital Resources” set forth in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report is hereby incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014:

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement dated as of April 23, 2014 by and between the Company and Kris B. Tufto (filed herewith).

10.2	Amended and Restated Employment Agreement dated as of April 22, 2014 by and between the Company and Dale E. Parker (filed herewith).

10.3	Commitment Letter effective as of May 12, 2014 by and between the Company and Alliance Bank (Alliance Bank) (filed herewith).

10.4	Security Agreement dated as of May 12, 2014 by and between the Company and Alliance Bank (filed herewith).

10.5	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by the Company to Alliance Bank (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 12, 2014	By:	/s/ Kris B. Tufto
Kris B. Tufto
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2014	By:	/s/ Dale E. Parker
Dale E. Parker
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement dated as of April 23, 2014 by and between the Company and Kris B. Tufto (filed herewith).

10.2	Amended and Restated Employment Agreement dated as of April 22, 2014 by and between the Company and Dale E. Parker (filed herewith).

10.3	Commitment Letter effective as of May 12, 2014 by and between the Company and Alliance Bank (Alliance Bank) (filed herewith).

10.4	Security Agreement dated as of May 12, 2014 by and between the Company and Alliance Bank (filed herewith).

10.5	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by the Company to Alliance Bank (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).