Form 10-Q
period 2014-06-30
IMAGE SENSING SYSTEMS INC
filed 2014-08-04
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, $0.01 par value per share	4,984,151 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,576	$3,564
Marketable securities	—	2,639
Accounts receivable, net of allowance for doubtful accounts of $870 and $1,173, respectively	4,986	5,252
Inventories	3,569	3,589
Prepaid expenses and other current assets	1,231	1,414
Total current assets	12,362	16,458

Property and equipment:
Furniture and fixtures	620	620
Leasehold improvements	522	511
Equipment	4,116	3,988
	5,258	5,119
Accumulated depreciation	4,352	4,094
	906	1,025

Deferred income taxes	139	139
Intangible assets, net	5,763	6,463
Other assets	300	300
TOTAL ASSETS	$19,470	$24,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,210	$2,409
Accrued compensation	707	1,202
Warranty and other current liabilities	1,640	1,959
Total current liabilities	5,557	5,570

Deferred income taxes	180	175
Other long-term liabilities	107	126

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,984,151 and 4,974,847 issued and outstanding, respectively	49	49
Additional paid-in capital	23,463	23,276
Accumulated other comprehensive income	819	604
Retained earnings	(10,705)	(5,415)
Total shareholders’ equity	13,626	18,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,470	$24,385

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Revenue:
Product sales	$2,651	$4,271	$4,549	$6,316
Royalties	3,287	3,197	5,711	5,766
	5,938	7,468	10,260	12,082
Cost of revenue:
Product sales	1,675	2,505	2,880	3,567
	1,675	2,505	2,880	3,567
Gross profit	4,263	4,963	7,380	8,515

Operating expenses:
Selling, marketing and product support	2,471	2,703	5,191	4,753
General and administrative	1,498	1,592	2,870	2,962
Research and development	1,423	1,356	3,239	2,487
Investigation matter	36	1,129	152	2,738
Restructuring	—	—	460	—
Amortization of intangible assets	393	340	782	681
	5,821	7,120	12,694	13,621
Loss from operations	(1,558)	(2,157)	(5,314)	(5,106)

Other income (expense), net	15	(4)	14	(2)
Loss before income taxes	(1,543)	(2,161)	(5,300)	(5,108)
Income tax benefit	(10)	(415)	(10)	(1,909)
Net loss	$(1,533)	$(1,746)	$(5,290)	$(3,199)

Net loss per share:
Basic	$(0.31)	$(0.35)	$(1.06)	$(0.65)
Diluted	$(0.31)	$(0.35)	$(1.06)	$(0.65)

Weighted average number of common shares outstanding:
Basic	4,980	4,967	4,978	4,939
Diluted	4,980	4,967	4,978	4,939

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Loss before income taxes	$(1,533)	$(1,746)	$(5,290)	$(3,199)
Other comprehensive income (loss):
Foreign currency translation adjustment	184	104	215	(306)
Comprehensive loss	$(1,349)	$(1,642)	$(5,075)	$(3,505)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six-Month Periods Ended June 30,
	2014	2013
Operating activities:
Net loss	$(5,290)	$(3,199)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	298	432
Amortization	782	681
Stock-based compensation	186	86
Changes in operating assets and liabilities:
Accounts receivable, net	266	(538)
Inventories	20	(371)
Prepaid expenses and current assets	173	(1,901)
Accounts payable	801	788
Accrued expenses and other liabilities	(820)	1,183
Net cash used for operating activities	(3,584)	(2,839)

Investing activities:
Sales and maturities of marketable securities	2,639	3,289
Purchases of marketable securities	—	(2,867)
Purchases of property and equipment	(196)	(239)
Purchase of other investments	—	(300)
Capitalized software development costs	(42)	(459)
Net cash provided by (used for) investing activities	2,401	(576)

Financing activities:
Proceeds from exercise of stock options	—	9
Net cash provided by financing activities	—	9

Effect of exchange rate on changes on cash	195	(185)
Decrease in cash and cash equivalents	(988)	(3,591)

Cash and cash equivalents at beginning of period	3,564	8,334
Cash and cash equivalents at end of period	$2,576	$4,743

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2014

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

Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC.

Summary of Significant Accounting Policies
The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition
We recognize revenue on a sales arrangement when it is realized or realizable and earned, which occurs when all of the following criteria have been met: persuasive evidence of an arrangement exists;delivery and title transfer have occurred or services have been rendered;the sales price is fixed and determinable;collectability is reasonably assured;and all significant obligations to the customer have been fulfilled.

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

Econolite Control Products, Inc. (Econolite) is our licensee that sells certain of our products in the United States, Mexico, Canada and the Caribbean. The royalty of approximately 50% of the gross profit on licensed products is recognized when the products are shipped or delivered by Econolite to its customers.

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

Intangible Assets
Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both June 30, 2014 and December 31, 2013, we determined there was no impairment of intangible assets. At both June 30, 2014 and December 31, 2013, there were no indefinite-lived intangible assets.

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

We reached technological feasibility for certain software products and, as a result, capitalized $42,000 of software development costs during the three months ended June 30, 2014 and have capitalized a total $909,000 of software development costs through the period ended June 30, 2014. Once the software products are available for release, the capitalized development costs will begin to be amortized to cost of sales over the products’ estimated economic life using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated time of product revenue recognition.

Note B: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact of ASU 2014-09 on the condensed consolidated financial statements.

Note C: Fair Value Measurements and Marketable Securities

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – observable inputs such as quoted prices in active markets;
•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;and
•	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Proceeds from maturities or sales of available-for-sale securities were $2.6 million for the six month period ended June 30, 2014, and $2.2 million and $3.3 million for the three and six month periods ended June 30, 2013, respectively. There were no proceed from maturities or sales of available-for-sale securities during the three month period ended June 30, 2014. Realized gains and losses are determined using the specific identification method. Realized gains and losses related to sales of available-for-sale investments during the three and six month periods ended June 30, 2014 and June 30, 2013 were immaterial and included in other income (expense), net.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Components	$2,691	$2,797
Finished goods	878	792
	$3,569	$3,589

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$8,174	$(5,150)	$3,024	3.1
Trade names	3,267	(2,238)	1,029	4.0
Other intangible costs	1,929	(1,128)	801	2.7
Software development costs	909	—	909
Total	$14,279	$(8,516)	$5,763	3.1

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$8,152	$(4,587)	$3,566	3.6
Trade names	3,267	(2,110)	1,157	4.5
Other intangible assets	1,874	(1,001)	873	3.1
Software development costs	867	—	867
Total	$14,160	$(7,698)	$6,463	3.5

Note F: Credit Facilities

On May 12, 2014, the Company entered into a revolving line of credit with Alliance Bank. This revolving line of credit agreement and related documents (collectively, “Alliance Credit Agreement”) with Alliance Bank provide up to $5.0 million of credit. The Alliance Credit Agreement expires in May 2015 and bears interest at a fixed annual rate of 3.95%. Any advances are secured by inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. At June 30, 2014 we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

Note G: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2014	2013
Beginning balance	$934	$520
Warranty provisions	53	144
Warranty claims	(173)	(306)
Adjustments to preexisting warranties	(81)	103
Ending balance	$733	$461

Note H: Stock-Based Compensation

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

Performance stock options are time based;however, the final number of awards earned and the related compensation expense is adjusted up or down as of the last day of the performance period to the extent the performance target is met. The actual number of shares that will ultimately vest ranges from 90% to 100% of the targeted amount if the minimum performance target is achieved. For performance stock awards granted in 2014, the performance target is revenue. We evaluate the likelihood of meeting the performance target at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each performance target.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2014 and 2013 was $99,000 and $31,000, respectively. Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2014 and 2013 was $186,000 and $86,000, respectively. At June 30, 2014, a total of 443,113 shares were available for grant under these plans.

Stock Options

A summary of the option activity for the first six months of 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	339,750	$6.73	6.9	$9,000
Granted	167,500	$4.92	9.7	$4,650
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(27,562)	$5.66	—	$325

Options outstanding at June 30, 2014	479,688	$6.16	7.6	$—
Options exercisable at June 30, 2014	144,938	$7.61	4.9	$—

There were no options exercised during the three and six month periods ended June 30, 2014. The total intrinsic value of options exercised was $8,632 during the three and six month periods ended June 30, 2013. As of June 30, 2014, there was $655,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.8 years.

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended June 30, 2014, there were stock awards issued for 5,593 shares with a weighted-average grant date fair value of $3.91. For the six months ended June 30, 2014, there were stock awards issued for 9,304 shares with a weighted-average grant date fair value of $4.36.

Note I: Loss per Common Share

Net loss per share is computed by dividing net loss by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net loss per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 343,000 and 108,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2014 and 2013, respectively, and 337,000 and 168,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the six month periods ended June 30, 2014 and 2013, respectively. The potentially dilutive effect of common shares subject to certain outstanding stock options is determined based on net loss. A reconciliation of these amounts is as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(1,533)	$(1,746)	$(5,290)	$(3,199)
Denominator:
Weighted average common shares outstanding	4,980	4,967	4,978	4,939
Dilutive potential common shares	—	—	—	—
Shares used in diluted net loss per common share calculations	4,980	4,967	4,978	4,939
Basic net loss per common share	$(0.31)	$(0.35)	$(1.06)	$(0.65)
Diluted net loss per common share	$(0.31)	$(0.35)	$(1.06)	$(0.65)

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		LPR		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	$3,625	$3,765	$1,094	$842	$1,219	$2,861	$5,938	$7,468
Gross profit	3,242	3,171	488	108	533	1,684	4,263	4,963
Amortization of intangible assets	—	—	121	122	272	218	393	340
Intangible assets	—	—	698	1,644	5,065	4,562	5,763	6,206

	Six Months Ended June 30,
	Intersection		Highway		LPR		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	$5,808	$6,707	$2,169	$1,615	$2,283	$3,760	$10,260	$12,082
Gross profit	5,347	5,905	1,166	431	867	2,179	7,380	8,515
Amortization of intangible assets	—	—	244	245	538	436	782	681
Intangible assets	—	—	698	1,644	5,065	4,562	5,763	6,206

Note K: Restructuring

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to facilities and employee terminations.

The following table shows the restructuring activity for 2014 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Total
Balance at January 1, 2014	$—	$—	$—
Charges	60	400	460
Payments/settlements	(45)	(177)	(222)
Balance at March 31, 2014	$15	$223	$238
Charges	—	—	—
Payments/settlements	(15)	(223)	(238)
Balance at June 30, 2014	$—	$—	$—

Note L: Other Assets

In January 2013, we acquired a minority interest in the shares of common stock of Municipal Parking Services, Inc. (MPS) for an aggregate purchase price of $300,000. The investment is accounted for under the cost method and is included in Other Assets on our Condensed Consolidated Balance Sheets. In April 2013, the Chief Executive Officer of MPS was appointed to our Board of Directors.

Note M: Commitments and Contingencies

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

Note N: Subsequent Events

On July 1, 2014, the Company amended its Manufacturing, Distributing and Technology License Agreement with Econolite. As of July 14, 2014, the marketing, manufacturing and distribution of the Autoscope® radar product line in the United States, Mexico, Canada and the Caribbean transitioned from Econolite to the Company. Econolite will continue to manufacture, market and distribute the Company’s Autoscope® video detection products in these geographic territories under the agreements.

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

Autoscope® video are sold to distributors and end users of traffic management products in the United States, Mexico, Canada and the Caribbean and Latin America by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. From July 24, 2012 until July 14, 2014, our Autoscope® radar systems also were sold by Econolite in these geographic areas under the same arrangement. As described elsewhere in this Quarterly Report on Form 10-Q, effective July 14, 2014, the marketing, manufacturing and distribution of the Autoscope® radar product line in the United States, Mexico, Canada and the Caribbean transitioned from Econolite to the Company. We sell LPR systems to distributors and end users in the United States, Canada and Mexico. We sell all of our systems to distributors and end users in Europe and Asia through our subsidiaries. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

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

•	advances in information technology, which have made our products easier to market and implement;

•	the continued funding allocations for centralized traffic management services and automated enforcement schemes, which has increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems (“ITS”) and other automated applications for traffic control, safety and enforcement in developed countries;

•	a propensity by traffic engineers to implement lower cost technology-based solutions rather than civil engineering solutions such as widening roadways;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	the adoption of automatic LPR for law enforcement and homeland security applications in metropolitan areas;

•	the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope® video and Autoscope® radar (July 24, 2012 until July 14, 2014) systems in the United States, Mexico, Canada and the Caribbean and Latin America and (2) revenue received from the direct sales of our Autoscope® radar (before July 24, 2012) and LPR systems in the United States, Mexico, Canada and the Caribbean and all of our systems in Europe and Asia. Royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Reconciliations of GAAP net loss to non-GAAP net loss are as follows (dollars in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013

Loss from operations	$(1,558)	$(2,157)	$(5,314)	$(5,106)
Amortization of intangible assets	393	340	782	681
Investigation matter	36	1,129	152	2,738
Restructuring charges	—	—	460	—
Non-GAAP loss from operations	$(1,129)	$(688)	$(3,920)	$(1,687)

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

Financial information by reportable segment for the three and six month periods ended June 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		LPR		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	$3,625	$3,765	$1,094	$842	$1,219	$2,861	$5,938	$7,468
Gross profit	3,242	3,171	488	108	533	1,684	4,263	4,963
Amortization of intangible assets	—	—	121	122	272	218	393	340
Intangible assets	—	—	698	1,644	5,065	4,562	5,763	6,206

	Six Months Ended June 30,
	Intersection		Highway		LPR		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	$5,808	$6,707	$2,169	$1,615	$2,283	$3,760	$10,260	$12,082
Gross profit	5,347	5,905	1,166	431	867	2,179	7,380	8,515
Amortization of intangible assets	—	—	244	245	538	436	782	681
Intangible assets	—	—	698	1,644	5,065	4,562	5,763	6,206

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

			Quarter Over Quarter Change
	Three-Months ended June 30,
	2014	2013
Product sales	44.6%	57.2%	(37.9)%
Royalties	55.4	42.8	2.8
Total revenue	100.0	100.0	(20.5)
Gross profit - product sales	36.8	41.3	(44.7)
Gross profit - royalties	100.0	100.0	2.8
Selling, marketing and product support	41.6	36.2	(8.6)
General and administrative	25.2	21.3	(5.9)
Research and development	24.0	18.2	4.9
Investigation matter	0.6	15.1	(96.8)
Amortization of intangible assets	6.6	4.6	15.6
Loss from operations	(26.2)	(28.9)	(27.8)
Income tax benefit	(0.2)	(5.6)	(97.6)
Net loss	(25.8)	(23.4)	(12.2)

			Period Over Period Change
	Six-Months ended June 30,
	2014	2013
Product sales	44.3%	52.3%	(28.0)%
Royalties	55.7	47.7	(1.0)
Total revenue	100.0	100.0	(15.1)
Gross profit - product sales	36.7	43.5	(39.3)
Gross profit - royalties	100.0	100.0	(1.0)
Selling, marketing and product support	50.6	39.3	9.2
General and administrative	28.0	24.5	(3.1)
Research and development	31.6	20.6	30.2
Investigation matter	1.5	22.7	(94.4)
Restructuring	4.5	—	—
Amortization of intangible assets	7.6	5.6	14.8
Loss from operations	(51.8)	(42.3)	4.1
Income tax benefit	(0.1)	(15.8)	(99.5)
Net loss	(51.6)	(26.5)	65.4

Total revenue decreased to $5.9 million in the three month period ended June 30, 2014 from $7.5 million in the same period in 2013, a decrease of 20.5%, and to $10.3 million in the first half of 2014 from $12.1 million in the same period in 2013, a decrease of 15.1%. Royalties increased to $3.3 million in the second quarter of 2014 from $3.2 million in the second quarter of 2013, an increase of 2.8% and they decreased to $5.7 million in the first half of 2014 from $5.8 million in the same period in 2013, a decrease of 1.0%. The decrease in royalties was the result of a decrease in Autoscope® video royalties slightly offset by an increase in Autoscope® radar royalties. Autoscope® video royalties were lower in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of lower unit volume. Product sales decreased to $2.7 million in the second quarter of 2014 from $4.3 million in the second quarter of 2013, a decrease of 37.9%, and decreased to $4.5 million in the first half of 2014 from $6.3 million in the first half of 2013, a decrease of 28.0%. The decrease in product sales was mainly due to lower sales volume in Europe slightly offset by higher sales volume in Asia. The decrease in European sales volume was primarily the result of the Polish office closure and the transition of operations to other jurisdictions.

Revenue for the Intersection segment decreased to $3.6 million in the three-month period ended June 30, 2014 from $3.8 million in the three-month period ended June 30, 2013, a decrease of 3.7%. Revenue for the Intersection segment decreased to $5.8 million in the first six months of 2014 from $6.7 million in the first half of 2013, a decrease of 13.4%. The decrease in revenue for the Intersection segment was mainly due to lower sales volume in Europe.

Revenue for the Highway segment increased to $1.1 million in the second quarter of 2014 from $842,000 in the second quarter of 2013, an increase of 30.0% and increased in the first half of 2014 to $2.2 million from $1.6 million in the first half of 2013, an increase of 34.3%. The increase in revenue for the Highway segment was due mainly to higher sales volume worldwide.

Revenue for the LPR segment decreased to $1.2 million in the period ended June 30, 2014 from $2.9 million in the period ended June 30, 2013, a decrease of 57.4%, and decreased to $2.3 million in the six month period ended June 30, 2014 from $3.8 million in the same period in 2013, a decrease of 39.3%. The decrease in revenue for the LPR segment in 2014 over 2013 is due to lower sales volumes in North America and Europe.

Gross profit for product sales decreased to 36.8% in the quarter ended June 30, 2014 from 41.3% in the quarter ended June 30, 2013 and decreased to 36.7% in the first half of 2014 from 43.5% in the first half of 2013. Gross profit for the LPR product line have historically been lower than gross profit for the Intersection and Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Generally, lower sales volumes of Highway or LPR products will reduce gross profit because of fixed manufacturing costs for these products. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be higher in 2014 as compared to 2013, while we expect royalty gross profit will be 100% in 2014.

Selling, marketing and product support expense decreased to $2.5 million or 41.6% of total revenue in the three months ended June 30, 2014 from $2.7 million or 36.2% of total revenue in the three months ended June 30, 2013 and increased to $5.2 million or 50.6% of total revenue in the first half of 2014 from $4.8 million or 39.3% of total revenue in the first half of 2013. Our selling, marketing and product support expense increased in the first half of 2014 mainly due to our investments in additional sales and marketing resources. We anticipate that annual selling, marketing and product support expense will increase in dollar amount in 2014 as compared to 2013.

General and administrative expense decreased to $1.5 million or 25.2% of total revenue for the second quarter of 2014 from $1.6 million or 21.3% of total revenue in the second quarter of 2013 and to $2.9 million or 28.0% of total revenue in the first half of 2014 from $3.0 million or 24.5% of total revenue in the first half of 2013. We anticipate that annual general and administrative expenses for 2014 will approximate the expenses of 2013.

Research and development expense was to $1.4 million or 24.0% of total revenue in the three months ended June 30, 2014 and $1.4 million or 18.2% of total revenue in the same period in 2013, and it increased to $3.2 million or 31.6% of total revenue in the first half of 2014 from $2.5 million or 20.6% of total revenue in the first half of 2013. The increase in the first half of 2014 was mainly related to the increased expenditures on new research and development projects, the acceleration of previously existing projects and other product developments.

In the first quarter of 2014, we implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded in the first quarter of 2014 related primarily to facilities and employee terminations.

Amortization of intangibles was $393,000 in the second quarter of 2014 and $782,000 in the first half of 2014 compared to $340,000 in the second quarter of 2013 and $681,000 in the first half of 2013. This reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.8 million in 2014.

We recorded an income tax benefit of $10,000 for the three and six months ended June 30, 2014, compared to income tax benefit of $415,000 and $1.9 million for the three and six months ended June 30, 2013. Certain jurisdictions have net operating loss carry forwards. The benefits of these net operating loss carryforwards are uncertain and, as a result, the Company is not recording the related tax benefits.

Liquidity and Capital Resources

At June 30, 2014, we had $2.6 million in cash and cash equivalents and no marketable securities compared to $3.6 million in cash and cash equivalents and $2.6 million in marketable securities at December 31, 2013. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in operating activities was $3.6 million in the first six months of 2014 compared to cash used in operating activities of $2.8 million in the same period in 2013. The primary reason for the decrease in cash was the loss for the first six months of 2014 offset in part by the collection of outstanding receivables and the conversion of inventory. We anticipate that average receivable collection days in 2014 will improve from 2013 but that the improvement will not have a material impact on our liquidity.

Net cash provided by investing activities was $2.4 million for the first half of 2014 compared to cash used in investing activities of $576,000 in the first half of 2013. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2014.

On May 12, 2014, the Company entered into a revolving line of credit with Alliance Bank. This revolving line of credit agreement and related documents (collectively, “Alliance Credit Agreement”) with Alliance Bank provide up to $5.0 million of credit. The Alliance Credit Agreement expires in May 2015 and bears interest at a fixed annual rate of 3.95%. Any advances are secured by inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. At June 30, 2014, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

We believe that cash and cash equivalents on hand at June 30, 2014, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months and six months ended June 30, 2014 set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

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

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 4, 2014	By:	/s/ Kris B. Tufto
Kris B. Tufto
President and Chief Executive Officer
(principal executive officer)

Dated: August 4, 2014	By:	/s/ Dale E. Parker
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).