Form 10-Q
period 2014-09-30
IMAGE SENSING SYSTEMS INC
filed 2014-11-04
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2014
Common Stock, $0.01 par value per share	4,987,795 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,221	$3,564
Marketable securities	—	2,639
Accounts receivable, net of allowance for doubtful accounts of $683 and $1,173, respectively	6,395	5,252
Inventories	3,537	3,589
Prepaid expenses and other current assets	1,204	1,414
Total current assets	12,357	16,458

Property and equipment:
Furniture and fixtures	615	620
Leasehold improvements	523	511
Equipment	4,177	3,988
	5,315	5,119
Accumulated depreciation	4,408	4,094
	907	1,025

Deferred income taxes	137	139
Intangible assets, net	5,322	6,463
Other assets	150	300
TOTAL ASSETS	$18,873	$24,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,618	$2,409
Accrued compensation	481	1,202
Warranty and other current liabilities	2,010	1,959
Total current liabilities	6,109	5,570

Deferred income taxes	172	175
Other long-term liabilities	126	126

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,987,795 and 4,974,847 issued and outstanding, respectively	50	49
Additional paid-in capital	23,576	23,276
Accumulated other comprehensive income	96	604
Accumulated deficit	(11,256)	(5,415)
Total shareholders’ equity	12,466	18,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,873	$24,385

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Revenue:
Product sales	$4,514	$4,341	$9,063	$10,657
Royalties	2,626	3,400	8,337	9,167
	7,140	7,741	17,400	19,824
Cost of revenue:
Product sales	2,557	2,944	5,437	6,511
	2,557	2,944	5,437	6,511
Gross profit	4,583	4,797	11,963	13,313

Operating expenses:
Selling, marketing and product support	2,139	2,792	7,328	7,545
General and administrative	1,317	1,464	4,187	4,426
Research and development	1,297	1,651	4,536	4,138
Investigation matter	—	476	152	3,214
Amortization of intangible assets	390	328	1,172	1,009
Impairment of investment	150	—	150	—
Restructuring charges	—	—	460	—
	5,293	6,711	17,985	20,332
Loss from operations	(710)	(1,914)	(6,022)	(7,019)

Other income (expense), net	12	1	26	(1)
Loss before income taxes	(698)	(1,913)	(5,996)	(7,020)
Income tax expense (benefit)	(145)	22	(155)	(1,887)
Net loss	$(553)	$(1,935)	$(5,841)	$(5,133)

Net loss per share:
Basic	$(0.11)	$(0.39)	$(1.17)	$(1.04)
Diluted	$(0.11)	$(0.39)	$(1.17)	$(1.04)

Weighted average number of common shares outstanding:
Basic	4,985	4,970	4,980	4,949
Diluted	4,985	4,970	4,980	4,949

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Loss before income taxes	$(553)	$(1,935)	$(5,841)	$(5,133)
Other comprehensive income (loss):
Foreign currency translation adjustment	724	476	(509)	170
Comprehensive income (loss)	$171	$(1,459)	$(6,350)	$(4,963)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine-Month Periods Ended September 30,
	2014	2013
Operating activities:
Net loss	$(5,841)	$(5,133)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	428	665
Amortization	1,172	1,009
Stock-based compensation	299	149
Impairment of investment	150	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,143)	725
Inventories	52	(10)
Prepaid expenses and current assets	202	(2,176)
Accounts payable	1,209	(333)
Accrued expenses and other liabilities	(663)	688
Net cash used for operating activities	(4,135)	(4,416)

Investing activities:
Sales and maturities of marketable securities	2,639	5,943
Purchases of marketable securities	—	(5,009)
Purchases of property and equipment	(331)	(302)
Purchase of other investments	—	(300)
Capitalized software development costs	(42)	(714)
Net cash provided by (used for) investing activities	2,266	(382)

Financing activities:
Proceeds from exercise of stock options	—	9
Net cash provided by financing activities	—	9

Effect of exchange rate on changes on cash	(474)	146
Decrease in cash and cash equivalents	(2,343)	(4,643)

Cash and cash equivalents at beginning of period	3,564	8,334
Cash and cash equivalents at end of period	$1,221	$3,691

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2014

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

Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC.

Summary of Significant Accounting Policies
The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition
We recognize revenue on a sales arrangement when it is realized or realizable and earned, which occurs when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery and title transfer have occurred or services have been rendered; the sales price is fixed and determinable; collectability is reasonably assured; and all significant obligations to the customer have been fulfilled.

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

Intangible Assets
Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both September 30, 2014 and December 31, 2013, we determined there was no impairment of intangible assets. At both September 30, 2014 and December 31, 2013, there were no indefinite-lived intangible assets.

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

We reached technological feasibility for certain software products and, as a result, have capitalized a total $909,000 of software development costs through the period ended September 30, 2014. Once the software products are available for release, the capitalized development costs will begin to be amortized to cost of sales over the products’ estimated economic life using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated time of product revenue recognition.

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

Proceeds from maturities or sales of available-for-sale securities were $2.6 million for the nine-month period ended September 30, 2014, and $2.6 million and $5.9 million for the three and nine-month periods ended September 30, 2013, respectively. There were no proceeds from maturities or sales of available-for-sale securities during the three-month period ended September 30, 2014. Realized gains and losses are determined using the specific identification method. Realized gains and losses related to sales of available-for-sale investments during the three and nine-month periods ended September 30, 2014 and September 30, 2013 were immaterial and included in other income (expense), net.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Components	$2,666	$2,797
Finished goods	871	792
	$3,537	$3,589

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$8,142	$(5,410)	$2,732	2.9
Trade names	3,267	(2,303)	964	3.8
Other intangible costs	1,849	(1,132)	717	2.4
Software development costs	909	—	909
Total	$14,167	$(8,845)	$5,322	3.0

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$8,152	$(4,587)	$3,566	3.6
Trade names	3,267	(2,110)	1,157	4.5
Other intangible assets	1,874	(1,001)	873	3.1
Software development costs	867	—	867
Total	$14,160	$(7,698)	$6,463	3.5

Note F: Credit Facilities

On May 12, 2014, the Company entered into a revolving line of credit with Alliance Bank. This revolving line of credit agreement and related documents (collectively, “Alliance Credit Agreement”) with Alliance Bank provide up to $5.0 million of credit. The Alliance Credit Agreement expires in May 2015 and bears interest at a fixed annual rate of 3.95%. Any advances are secured by inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. At September 30, 2014, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all covenants.

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

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2014	2013
Beginning balance	$934	$520
Warranty provisions	203	209
Warranty claims	(268)	(550)
Adjustments to preexisting warranties	37	467
Ending balance	$906	$646

Note H: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under stock plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of nine to ten years.

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2014 and 2013 was $113,000 and $63,000, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2014 and 2013 was $299,000 and $149,000, respectively. At September 30, 2014, a total of 461,157 shares were available for grant under these plans.

Stock Options

A summary of the option activity for the first nine months of 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	339,750	$6.73	6.9	$9,000
Granted	167,500	$4.92	9.3	$4,650
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(49,250)	$6.63	—	$325

Options outstanding at September 30, 2014	458,000	$6.08	7.6	$—
Options exercisable at September 30, 2014	154,750	$7.26	5.6	$—

There were no options exercised during the three- and nine-month periods ended September 30, 2014 and the three-month period ended September 30, 2013. The total intrinsic value of options exercised was $8,049 during the nine-month period ended September 30, 2013. As of September 30, 2014, there was $563,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.7 years.

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended September 30, 2014, there were stock awards issued for 3,644 shares with a weighted-average grant date fair value of $6.86. For the nine months ended September 30, 2014, there were stock awards issued for 12,948 shares with a weighted-average grant date fair value of $5.07.

Note I: Loss per Common Share

Net loss per share is computed by dividing net loss by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net loss per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 458,000 and 128,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2014 and 2013, respectively, and 339,000 and 171,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2014 and 2013, respectively. The potentially dilutive effect of common shares subject to certain outstanding stock options is determined based on net loss. A reconciliation of these amounts is as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(553)	$(1,935)	$(5,841)	$(5,133)
Denominator:
Weighted average common shares outstanding	4,985	4,967	4,980	4,939
Dilutive potential common shares	—	—	—	—
Shares used in diluted net loss per common share calculations	4,985	4,967	4,980	4,939
Basic net loss per common share	$(0.11)	$(0.39)	$(1.17)	$(1.04)
Diluted net loss per common share	$(0.11)	$(0.39)	$(1.17)	$(1.04)

Note J: Segment Information

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into three reportable segments: Intersection, Highway and License Plate Recognition (“LPR”). Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope® radar is our radar product line, and revenue consists of international and North American product sales as well as a portion of royalties (all of which are received from Econolite). Radar products are normally sold in the Highway segment. Autoscope® license plate recognition is our LPR product line. All segment revenues are derived from external customers.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three-Month Periods Ended September 30,
	Intersection		Highway		LPR		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	$3,194	$3,586	$3,059	$2,794	$887	$1,361	$7,140	$7,741
Gross profit	2,883	3,058	1,443	1,238	257	501	4,583	4,797
Amortization of intangible assets	—	—	122	122	268	206	390	328
Intangible assets	—	—	576	1,778	4,746	4,409	5,322	6,187

	Nine-Month Periods Ended September 30,
	Intersection		Highway		LPR		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	$9,001	$10,293	$5,229	$4,409	$3,170	$5,122	$17,400	$19,824
Gross profit	8,230	8,963	2,609	1,669	1,124	2,681	11,963	13,313
Amortization of intangible assets	—	—	366	367	806	642	1,172	1,009
Intangible assets	—	—	576	1,778	4,746	4,409	5,322	6,187

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

Note L: Other Assets

In January 2013, we acquired a minority interest in the shares of common stock of Municipal Parking Services, Inc. (MPS) for an aggregate purchase price of $300,000. The investment was accounted for under the cost method and was included in Other Assets on our Condensed Consolidated Balance Sheets. In April 2013, the Chief Executive Officer of MPS was appointed to our Board of Directors.

In October 2014, our minority interest in MPS was purchased by MPS for $150,000. We recorded an impairment charge of $150,000 in operating expenses in the third quarter of 2014.

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

Investigation Matter

As previously disclosed, Polish authorities conducted an investigation into violations of Polish law related to tenders in the City of Łodź, Poland. A Special Subcommittee of our Audit Committee comprised solely of independent directors retained independent counsel and accounting advisors who conducted an investigation focusing on possible violations of Company policy, internal controls, and laws, including the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and Polish law. We voluntarily disclosed this matter to the United States Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”).

During the third quarter of 2014, we received a letter from the DOJ informing us that their inquiry into this matter has been closed, citing the Company’s voluntary disclosure, thorough investigation, cooperation and voluntary enhancements to its compliance program. Additionally, the SEC previously notified the Company that it had closed its investigation without recommending enforcement action.

Neither the Company nor any of our subsidiaries was charged with any offense, and there were no fines levied at the close of the investigation by the DOJ or SEC.

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

Autoscope® video systems are sold to distributors and end users of traffic management products in the United States, Mexico, Canada and the Caribbean by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. From July 24, 2012 until July 14, 2014, our Autoscope® radar systems also were sold by Econolite in these geographic areas under the same arrangement. As described elsewhere in this Quarterly Report on Form 10-Q, effective July 14, 2014, the marketing, manufacturing and distribution of the Autoscope® radar product line in the United States, Mexico, Canada and the Caribbean transitioned from Econolite to the Company. We sell LPR systems to distributors and end users in the United States, Canada and Mexico. We sell all of our systems to distributors and end users in Europe and Asia through our subsidiaries. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope® video and Autoscope® radar (July 24, 2012 until July 14, 2014) systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our Autoscope® radar (before July 24, 2012 and after July 14, 2014) and LPR systems in the United States, Mexico, Canada and the Caribbean and all of our systems in Europe and Asia. On July 14, 2014, we announced the transfer of North American marketing and manufacturing of the Autoscope® radar product line from Econolite to Image Sensing Systems, ending our royalty agreement for radar sales. Autoscope® video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Reconciliations of GAAP net loss to non-GAAP net loss are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013

Loss from operations	$(710)	$(1,914)	$(6,022)	$(7,019)
Amortization of intangible assets	390	328	1,172	1,009
Impairment of investment	150	—	150	—
Investigation matter	—	476	152	3,214
Restructuring charges	—	—	460	—
Non-GAAP loss from operations	$(170)	$(1,110)	$(4,088)	$(2,796)

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

Segments. We currently operate in three reportable segments: Intersection, Highway and LPR. Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope® radar is our radar product line, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment. Autoscope® license plate recognition is our LPR product line. All segment revenues are derived from external customers. As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

Financial information by reportable segment for the three and nine-month periods ended September 30, 2014 and 2013 is summarized as follows (in thousands):

	Three-Month Periods Ended September 30,
	Intersection		Highway		LPR		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	$3,194	$3,586	$3,059	$2,794	$887	$1,361	$7,140	$7,741
Gross profit	2,883	3,058	1,443	1,238	257	501	4,583	4,797
Amortization of intangible assets	—	—	122	122	268	206	390	328
Intangible assets	—	—	576	1,778	4,746	4,409	5,322	6,187

	Nine-Month Periods Ended September 30,
	Intersection		Highway		LPR		Total
	2014	2013	2014	2013	2014	2013	2014	2013

Revenue	$9,001	$10,293	$5,229	$4,409	$3,170	$5,122	$17,400	$19,824
Gross profit	8,230	8,963	2,609	1,669	1,124	2,681	11,963	13,313
Amortization of intangible assets	—	—	366	367	806	642	1,172	1,009
Intangible assets	—	—	576	1,778	4,746	4,409	5,322	6,187

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

			Quarter Over Quarter Change

	Three-Months ended September 30,
	2014	2013
Product sales	63.2%	56.1%	4.0%
Royalties	36.8	43.9	(22.8)
Total revenue	100.0	100.0	(7.8)
Gross profit - product sales	43.4	32.2	40.1
Gross profit - royalties	100.0	100.0	(22.8)
Selling, marketing and product support	30.0	36.1	(23.4)
General and administrative	18.4	18.9	(10.0)
Research and development	18.2	21.3	(21.4)
Investigation matter	—	6.1	(100.0)
Amortization of intangible assets	5.5	4.2	18.9
Loss from operations	(9.9)	(24.7)	(62.9)
Income tax benefit	(2.0)	0.3	(759.1)
Net loss	(7.7)	(25.0)	(71.4)

			Period Over Period Change

	Nine-Months ended September 30,
	2014	2013
Product sales	52.1%	53.8%	(15.0)%
Royalties	47.9	46.2	(9.1)
Total revenue	100.0	100.0	(12.2)
Gross profit - product sales	40.0	38.9	(12.5)
Gross profit - royalties	100.0	100.0	(9.1)
Selling, marketing and product support	42.1	38.1	(2.9)
General and administrative	24.1	22.3	(5.4)
Research and development	26.1	20.9	9.6
Investigation matter	0.9	16.2	(95.3)
Restructuring	2.6	—	—
Amortization of intangible assets	6.7	5.1	16.2
Loss from operations	(34.6)	(35.4)	(14.2)
Income tax benefit	(0.9)	(9.5)	(91.8)
Net loss	(33.6)	(25.9)	13.8

Total revenue decreased to $7.1 million in the three-month period ended September 30, 2014 from $7.7 million in the same period in 2013, a decrease of 7.8%, and to $17.4 million in the first nine months of 2014 from $19.8 million in the same period in 2013, a decrease of 12.2%. Excluding 2013 third quarter and 2013 first nine months Poland operations revenue of $359,000 and $1.3 million, 2014 third quarter revenue decreased $242,000 or 3.3% and $1.1 million or 6.1% from the prior year period, respectively. Revenue from royalties decreased to $2.6 million in the third quarter of 2014 from $3.4 million in the third quarter of 2013, a decrease of 22.8%, and to $8.3 million in the first nine months of 2014 from $9.2 million in the same period in 2013, a decrease of 9.1%. The decrease in royalties was the result of a decrease in Autoscope® video system sales under the Econolite agreement and the transition of Autoscope® radar product sales from Econolite to the Company. Autoscope® video royalties were lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of lower unit volume. Product sales increased to $4.5 million in the third quarter of 2014 from $4.3 million in the third quarter of 2013, an increase of 4.0%, and decreased to $9.1 million in the first nine months of 2014 from $10.7 million in the first nine months of 2013, a decrease of 15.0%. The decrease in product sales was mainly due to lower sales volume in Europe, which was partially offset by an increase in Autoscope® radar sales in North America due to the previously discussed radar transition. The decrease in European sales volume was primarily the result of the Polish office closure.

Revenue for the Intersection segment decreased to $3.2 million in the three-month period ended September 30, 2014 from $3.6 million in the three-month period ended September 30, 2013, a decrease of 10.9%. Revenue for the Intersection segment decreased to $9.0 million in the first nine months of 2014 from $10.3 million in the first nine months of 2013, a decrease of 12.6%. The decrease in revenue for the Intersection segment was due to lower sales volume in Europe and North America.

Revenue for the Highway segment increased to $3.1 million in the third quarter of 2014 from $2.8 million in the third quarter of 2013, an increase of 9.5%, and increased in the first nine months of 2014 to $5.2 million from $4.4 million in the first nine months of 2013, an increase of 18.6%. The increase in revenue was due to the transition of the North American Highway sales from Econolite back to Image Sensing Systems. This transition resulted in the direct sale of product sales to customers instead of a royalty from Econolite.

Revenue for the LPR segment decreased to $887,000 in the three-month period ended September 30, 2014 from $1.4 million in the three-month period ended September 30, 2013, a decrease of 34.8%, and decreased to $3.2 million in the nine month period ended September 30, 2014 from $5.1 million in the same period in 2013, a decrease of 38.1%. The decrease in revenue for the LPR segment in 2014 over 2013 is due to lower sales volumes in North America and Europe.

Gross profit for product sales increased to 43.4% in the quarter ended September 30, 2014 from 32.2% in the quarter ended September 30, 2013 and increased to 40.0% in the first nine months of 2014 from 38.9% in the first nine months of 2013. This increase was partially offset by $150,000 of nonrecurring warranty expenses associated with the increase of warranty liability due to transitioning the North American radar business from Econolite. Gross profit for the LPR product line have historically been lower than gross profit for the Intersection and Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Generally, higher sales volumes of Highway or LPR products will reduce gross profit because of fixed manufacturing costs for these products. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be higher in 2014 as compared to 2013, while we expect royalty gross profit will be 100% in 2014.

Selling, marketing and product support expense decreased to $2.1 million or 30.0% of total revenue in the three months ended September 30, 2014 from $2.8 million or 36.1% of total revenue in the three months ended September 30, 2013. In the first nine months of 2014, selling, marketing and product support expense decreased to $7.3 million from $7.5 million in the first nine months of 2013, but increased to 42.1% of total revenue in the first nine months of 2014 from 38.1% of total revenue in the first nine months of 2013. Our selling, marketing and product support expense decreased in the first nine months of 2014 mainly due to certain cost reductions, which were partially offset by $336,000 of nonrecurring expenses associated with transitioning the North American radar business from Econolite. Included in these charges are royalties due to Econolite for orders that were received by Econolite but fulfilled by Image Sensing Systems. These royalties to Econolite will end once all such orders are fulfilled.

General and administrative expense decreased to $1.3 million or 18.4% of total revenue for the third quarter of 2014 from $1.5 million or 18.9% of total revenue in the third quarter of 2013 and to $4.2 million or 24.1% of total revenue in the first nine months of 2014 from $4.4 million or 22.3% of total revenue in the first nine months of 2013. We anticipate that annual general and administrative expenses for 2014 will approximate the expenses of 2013.

Research and development expense was $1.3 million or 18.2% of total revenue in the three months ended September 30, 2014 and $1.7 million or 21.3% of total revenue in the same period in 2013, and it increased to $4.5 million or 26.1% of total revenue in the first nine months of 2014 from $4.1 million or 20.9% of total revenue in the first nine months of 2013. The increase in the nine month period ended September 30, 2014 was mainly related to the increased expenditures on new research and development projects, the acceleration of previously existing projects and other product developments.

In the first quarter of 2014, we implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded in the first quarter of 2014 related primarily to closing facilities and employee terminations.

Amortization of intangibles was $390,000 in the third quarter of 2014 and $1.2 million in the first nine months of 2014 compared to $328,000 in the third quarter of 2013 and $1.0 million in the first nine months of 2013. This reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.6 million in 2014.

We recorded an income tax benefit of $145,000, or 20.8% of our pretax loss, for the three months ended September 30, 2014, compared to an income tax expense of $22,000, or 1.2% of our pretax loss, for the three months ended September 30, 2013. An income tax benefit of $155,000, or 2.6% of our pretax loss, was recorded for the nine months ended September 30, 2014, compared to an income tax benefit of $1.9 million, or 26.9% of our pretax loss, recorded for the nine months ended September 30, 2013. Certain jurisdictions have net operating loss carry forwards. The benefits of these net operating loss carryforwards are uncertain and, as a result, the Company is not recording the related tax benefits.

Liquidity and Capital Resources

At September 30, 2014, we had $1.2 million in cash and cash equivalents and no marketable securities compared to $3.6 million in cash and cash equivalents and $2.6 million in marketable securities at December 31, 2013. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in operating activities was $4.1 million in the first nine months of 2014 compared to cash used in operating activities of $4.4 million in the same period in 2013. The primary reason for the decrease in cash was the loss for the first nine months of 2014 offset in part by the collection of outstanding receivables and the conversion of inventory. We anticipate that average receivable collection days in 2014 will improve from 2013 but that the improvement will not have a material impact on our liquidity.

Net cash provided by investing activities was $2.3 million for the first nine months of 2014 compared to cash used in investing activities of $382,000 in the first nine months of 2013. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2014.

On May 12, 2014, the Company entered into a revolving line of credit with Alliance Bank. This revolving line of credit agreement and related documents (collectively, “Alliance Credit Agreement”) with Alliance Bank provide up to $5.0 million of credit. The Alliance Credit Agreement expires in May 2015 and bears interest at a fixed annual rate of 3.95%. Any advances are secured by inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. At September 30, 2014, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

We believe that cash and cash equivalents on hand at September 30, 2014, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months and nine months ended September 30, 2014 set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	our historical dependence on a single product for most of our revenue;

•	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

•	the continuing ability of Econolite to pay royalties owed;

•	the mix of and margin on the products we sell;

•	our dependence on third parties for manufacturing and marketing our products;

•	our dependence on single-source suppliers to meet manufacturing needs;

•	our increased international presence;

•	our failure to secure adequate protection for our intellectual property rights;

•	our inability to develop new applications and product enhancements;

•	the potential disruptive effect on the markets we serve of new and emerging technologies and applications, including vehicle to vehicle communications;

•	unanticipated delays, costs and expenses inherent in the development and marketing of new products;

•	our inability to respond to low-cost local competitors in Asia and elsewhere;

•	our inability to properly manage any growth in revenue and/or production requirements;

•	the influence over our voting stock by affiliates;

•	our inability to hire and retain key scientific and technical personnel;

•	the effects of legal matters in which we may become involved;

•	our inability to achieve and maintain effective internal controls;

•	our inability to successfully integrate acquisitions;

•	political and economic instability, including continuing volatility in the economic environment of the European Union;

•	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

•	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

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

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 4, 2014	By:	/s/ Kris B. Tufto
Kris B. Tufto
President and Chief Executive Officer
(principal executive officer)

Dated: November 4, 2014	By:	/s/ Dale E. Parker
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).