Form 10-K
period 2014-12-31
IMAGE SENSING SYSTEMS INC
filed 2015-03-20
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market
Preferred Stock Purchase Rights	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,325,392 based on the closing sale price as reported on The NASDAQ Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2015 was 4,995,963 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2015 Annual Meeting of Shareholders (Proxy Statement)	Part III

i

PART I

Item 1.	Business

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

We are a leading provider of software-based products and solutions for the intelligent transportation systems (“ITS”) industry and adjacent security and law enforcement markets. Our family of products, which we market as Autoscope® video (video or video products), RTMS® radar (radar or radar products) and automatic license plate recognition (“LPR”), provides end users with the tools needed to optimize traffic flow, enhance driver safety and address security/surveillance concerns. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. Our software solutions, which we market as CitySync®, provide end users with complete solutions of our hardware and software for the law enforcement, security, transportation and parking markets.

Our technology is a process in which software rather than humans examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, United States commuters spend 38 hours a year stuck in traffic and congestion costs motorists $818 each in 2011 and wasted 19 gallons of fuel. We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

We believe our solutions are technically superior to those of our competitors because they have a higher level of accuracy, limit the occurrence of false detection, are generally easier to install with lower costs of ownership, work effectively in a multitude of light and weather conditions, and provide end users the ability to manage inputs from a variety of sensors for a number of tasks. It is our view that the technical advantages of our products make our solutions well suited for use in ITS as well as adjacent security and parking markets.

We believe the strength of our distribution channels positions us to increase the penetration of our technology-driven solutions in the marketplace. We market our Autoscope video products in the United States, Mexico, Canada and the Caribbean through exclusive agreements with Econolite Control Products, Inc. (“Econolite”), which we believe is the leading distributor of ITS intersection control products in these markets.

We market our Autoscope video, RTMS radar and LPR products outside of the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels, including our wholly-owned subsidiaries in the United Kingdom. Our end users primarily include governmental agencies and municipalities, and, as of December 31, 2014, we had sold over 160,000 units in more than 60 countries.

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

In traffic management applications, vehicle detection products are used for automated vehicle detection and are a primary data source upon which ITS solutions are built. Traditionally, automated vehicle detection is performed using inductive wire loops buried in the pavement. However, in-pavement loop detectors are costly to install, difficult to maintain, expensive to repair and not capable of either wide-area vehicle detection without installations of multiple loops or recognizing license plate numbers.

Above-ground detection solutions for ITS offer several advantages to in-pavement loop detectors. Above-ground detection solutions tend to have a lower total cost of ownership than in-pavement loop detectors because above-ground solutions are non-destructive to road surfaces, do not require closing roadways to install or repair, and are capable of wide-area vehicle detection with a single device, thus enabling one input device to do the work of many in-pavement loops. Due to their location above-ground, these solutions have no exposure to the wear and tear associated with expanding and contracting pavement and generally less exposure to the vibration and compaction caused by traffic. Furthermore, in the event of malfunction or product failure, above-ground detection solutions can be serviced and repaired without shutting down the roadway. Each of these factors results in greater up-time and increased reliability of above-ground detection solutions compared to in-pavement loop detectors. These technology solutions also offer a broader set of detection capabilities and a wider field of view than in-pavement loop detectors. In addition, a single unit video- or radar-based system can detect and measure a variety of parameters, including vehicle presence, counts, speed, length, time occupancy, headway and flow rate as well as environmental factors and obstructions to the roadway. An equivalent installation using loops would require many installations per lane.

We believe our Autoscope video and RTMS radar products are competitive with and can take market share from in-pavement loop detectors. Based on our determination, the U.S. ITS above-ground detection market sales in 2014 were approximately $100 million and the worldwide ITS above-ground detection market was approximately $200 million.  We believe that we are the leader in the U.S. above-ground detection market in terms of sales volume, and we estimate that U.S. sales of in-pavement loop detectors that our Autoscope video and RTMS radar products can supplant were approximately $100 million in 2014.

Our CitySync solutions combine hardware and software to provide a complete offering.  As part of our CitySync solutions, we have dedicated research and development time to creating our CitySync initiative called “Safe Cities,” which helps communities improve safety and efficiency.  We are investing thought leadership into this initiative by investigating new ways to combine leading-edge above-ground detection technology, radar, and “Big Data” collection and analysis to give law enforcement, security, parking and traffic management professionals more precise and accurate information. With increased real-time reaction capabilities and in-depth analytics, these professionals will be able to make more confident and proactive decisions that will streamline operations and improve safety.

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed. The population of the United States grew by about 22%, or 70 million, from 1990 to 2014, while highway miles have increased by approximately 4% in the same period. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. Above-ground detection based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

The Demographics of Urbanization. Accelerated worldwide urbanization drives the creation and expansion of middle classes and produces heightened demand for automobiles. Currently, there are at least 400 cities in the world with over 1 million people. Because automobiles can be introduced to a metropolitan area faster than roadway infrastructure can be constructed, the result is continuously worsening traffic. Expanding the roadway infrastructure is slow and costly to implement, and often environmentally undesirable, so government agencies are increasingly turning to technology-based congestion solutions that optimize performance and throughput of existing and new roadway infrastructure. Detection is the requisite common denominator for any technology-based solution.

The Melding of Large City Service Domains. Large cities require a wide range of service domains, including traffic, security/surveillance and environmental protection. These cities are increasingly turning to centralized management of these service domains, employing a command and control model that requires sharing and integrating data across service domains to operate effectively and lower total cost – so called “Safe Cities” initiatives. For example, data collected for the traffic management service domain is relevant to all of the other service domains. This means that each sensor can supply information to multiple domain services. In turn, the sharing of detection information across service domains should increase the level of sophistication required to process and interpret that information.  Additionally, above-ground detection products are more capable of performing certain complicated tasks than humans.  This makes the concepts of “rich sensing” and “instrumenting the city” through above-ground detection solutions cost effective, which we believe will result in the extensive proliferation of sophisticated sensors and detection devices.

The non-ITS LPR Market.  In addition to ITS, LPR is widely used for applications in security, police and parking, among others.  We believe the sum of these world-wide markets is significant and currently is in excess of $350 million for their LPR components.  We also believe the competitive landscape is fragmented, with no dominant market share for any one competitor.

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

Police. Law enforcement has adopted LPR for a variety of applications.  Police may use LPR to gather information on a stopped vehicle in a faster, automated fashion.  LPR can scan for vehicles of interest from a fixed position or from a moving police vehicle, looking for stolen cars or for automobiles of individuals with arrest warrants outstanding.  Police also use license plate data to analyze information to get the evidence they need to apprehend and convict criminals.

Solutions for Adjacent Markets. We believe that the adjacent markets of ITS, security/surveillance and parking management are converging, and that this convergence will accelerate as above-ground detection systems become more cost-effective now that a single sensor can be used for multiple purposes. Because the technologies involved are closely related, our sensor technology can be adapted to or is already capable of addressing these adjacent markets.

Our Competitive Strengths

We are a leading provider of software-based detection products and solutions for the ITS industry and related security and law enforcement markets. We have the following competitive strengths that we expect will continue to enhance our leadership position:

Leading Proprietary Technologies. Over the last two decades, we have developed or acquired a proprietary portfolio of complex software algorithms and applications that we have continuously enhanced and refined. These algorithms, which include our advanced signal processing technologies, allow our video and radar detection and LPR products to capture and analyze objects in diverse weather and lighting conditions and to balance the accuracy of positive detection and the avoidance of false detections. Due to the strength of our proprietary technologies, we believe we command premium pricing. Above-ground detection technologies similar to ours are also difficult to develop and refine in a commercially viable manner. We therefore should be well positioned to quickly introduce next-generation products to market.

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last two decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Electronic Integrated Systems, Inc. (“EIS”), from which we purchased our radar product line, was one of the first companies to introduce radar-based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products, such as RTMS radar.  Additionally, the CitySync system we acquired from Image Sensing Systems UK Limited (“ISS UK”), formerly known as CitySync Limited, was the first in the LPR market to capture multiple license plates in the same lane with a standard configuration.  Our CitySync solution offering includes a web-based traffic management database and reporting software for providing rich data analytics in real-time.  Furthermore, our radar product, RTMS Sx-300, is an example of development driven by the voice of our customers.  We have developed a high quality radar detection solution with increased reliability and longevity. We have successfully collaborated with our long-term channel partners to market these products. We believe that developing, enhancing and marketing new products with our partners can translate into strong organic revenue growth and high levels of profitability.

Leading Distribution Channel. We have maintained a relationship with Econolite for the exclusive manufacture and distribution of our Autoscope video products in the United States, Mexico, Canada and the Caribbean since 1991. We believe that Econolite is the leading distributor of ITS control products in North America and the Caribbean. This relationship enhances our ability to commercialize and market new products and allows us to focus more resources on developing advanced signal processing software algorithms.

Broad Product Portfolio. Our product portfolio leverages our core software-based algorithms to enable end users to detect and monitor objects in a designated field of view. We believe that our family of Autoscope video, RTMS radar and LPR products allows us to offer a broad product portfolio that meets the needs of our end users. Additionally, our intention is to use our broad product portfolio to offer hybrid products that satisfy traffic and security/surveillance requirements.

Experienced Management Team and Engineering Staff.  Our management team and engineering staff are highly experienced in the ITS and software industries. Additionally, the continuity of our engineering staff should allow the uninterrupted development of new or improved products.

Our Growth Strategy

As part of our growth strategy, we seek to:

Enhance and Extend Our Technology Leadership in ITS. We believe we have established ourselves as a leading provider of technology in the ITS market segment. We believe that we continue to have an opportunity to accelerate our growth. We plan to do this by improving the accuracy and functionality of our products and opportunistically expanding our product offering into adjacent markets, as well as expanding our portfolio and channels through licensing. Having developed and introduced a hybrid product, we expect to take advantage of our technical leadership in ITS and further differentiate us from our competitors.

Expand LPR Markets. We believe that the LPR market is poised for growth.  Further, we believe that our financial strength, distribution channels and customer base will add to our ability to grow Autoscope LPR-related revenue.

Expand into Adjacent Markets. Our core skill is the implementation of software-based above-ground detection products and solutions. Over the past two decades, we have been developing and refining our complex signal processing software algorithms. We should be able to effectively utilize our core software skills more broadly as markets, including security/surveillance and parking systems, converge. We believe that a driver of this convergence is that above-ground detection systems will become more cost-effective when a single sensor can be used for multiple purposes. As a result, our objective is to become the leading supplier of critical detection components to third party management systems, particularly those that exploit the convergence of traffic, security/surveillance and parking management systems. To do this, we are integrating this concept into our long-range engineering development road-map and will evaluate the use of technology licensing and channel strategies that support this vision.

Increase the Scope of Our Distribution and Direct Sales. We have made substantial investments in product adjustments to tailor our solutions to the differing needs of our international end users and in new product acquisitions for both domestic and international markets. We have also invested in sales and marketing expansion, with a focus on our European subsidiaries. Markets in Eastern Europe, the Asia/Pacific region, the Middle East, Africa and South America, which have historically lagged North America and Western Europe in their use of above-ground detection, have recently begun to increase the adoption of detection technology in their traffic, security/surveillance and parking systems. We intend to continue to refine our product offerings through engineering development and technology licensing to take advantage of the accelerated pace of the adoption of above-ground detection throughout the developing world.

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS and adjacent security and law enforcement applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. Our Autoscope LPR systems use video sensors in the visible and infrared spectrums to read license or number plates for security, police and parking applications.  At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $5.7 million, $5.0 million and $4.1 million on research and development in 2014, 2013 and 2012, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which support for additional sensory inputs such as acoustic, chemical, smoke, weather and vibration sensors may be added in the future. A diagram displaying our fundamental product architecture is shown below.

The Image Sensing Product Architecture

Autoscope Video. Our Autoscope video system processes video input from a traffic scene in real time and extracts the required traffic data, including vehicle presence, bicycle presence/differentiation, counts, speed, length, time occupancy (percent of time the detection zone is occupied), average headway (time interval between vehicles) and flow rate (vehicles per hour per lane). Autoscope supports a variety of standard video cameras or can be purchased with an integrated video camera. For intersections, the system communicates with the intersection signal controller, which changes the traffic lights based on the data provided. In highway applications, the system gathers vehicle count and flow rates and detects anomalous incidents, such as stopped vehicles. In any application, the data may also be transmitted to a traffic management center via the internet or other standard communication means and processed in real time to assist in traffic management and stored for later analysis for traffic planning purposes.

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

CitySync. Our CitySync solutions provide the end user with a complete package including hardware and software.  CitySync solutions are currently positioned around our LPR technology and platform.  These solutions combine intelligent cameras with our market specific software packages that we believe offer our end users complete LPR solutions.  The Rapid Plate Recognition technology reads a license plate numerous times and uses multiple advanced methods for both optical character recognition and plate finding for each plate read.  The speed of our solutions allows us the capability to read hundreds of plates simultaneously.  We believe our CitySync solutions provide the highest accuracy for the markets we serve.  We believe in the development of our CitySync solutions and will continue to grow and enhance these solutions into all of our markets.

Distribution, Sales and Marketing

We market and sell our products globally. As of December 31, 2014, we had supplied systems for more than 160,000 units in more than 60 countries. Together with our partners, we offer a combination of high-performance detection technology and experienced local support. Our end users primarily consist of federal, state, city and county departments of transportation, port, highway, tunnel and other transportation authorities, law enforcement agencies and parking facility operators. The decision-makers within these entities typically are traffic planners and engineers, who in turn often rely on consulting firms that perform planning and feasibility studies. Our products sometimes are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

Sales of Autoscope Video in the United States, Mexico, Canada and the Caribbean. We have granted Econolite an exclusive right to manufacture, market and distribute the Autoscope video system in the United States, Mexico, Canada and the Caribbean. The agreement with Econolite grants it a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from its sales of the Autoscope system. We cooperate in marketing Autoscope video products with Econolite for the United States, Mexico, Canada and the Caribbean and provide second-tier technical support. We have the right to terminate our agreements with Econolite if it does not meet minimum annual sales levels or if Econolite fails to make payments as required by the agreements. In 2008, the term of the original agreement with Econolite, as amended, was extended to 2031. The agreements can be terminated by either party upon three years’ notice.

Sales of RTMS Radar and Autoscope LPR in North America, the Caribbean and Latin America. We market the RTMS radar and Autoscope LPR systems to a network of distributors covering countries in North America, the Caribbean and Latin America. On a limited basis, we sell directly to the end user.  We provide technical support to these distributors from our various North American locations.

Sales in Europe, Asia, the Middle East and Africa. We market our Autoscope video, radar and LPR lines of products to a network of distributors covering countries in Europe, the Middle East, Africa and Asia through our wholly-owned subsidiaries that have offices in Europe and Asia. On a limited basis, we sell directly to the end user. Technical support to these distributors is provided by our wholly-owned subsidiaries in Europe, with second-tier support provided by our engineering groups.  From time to time, we may grant exclusive rights to Econolite for markets outside of our significant markets for certain jurisdictions or product sales based on facts and circumstances related to the opportunities.

Competition

We compete with companies that develop, manufacture and sell traffic management devices using video and radar sensing technologies as well as other above-ground detection technologies based on laser, infrared and acoustic sensors. For ITS applications, we also compete with providers of in-pavement loop detectors and estimate that more than 70% of the traffic management systems currently in use in the U.S. use in-pavement loop detectors. For competition with other above-ground detection products, we typically compete on performance and functionality, and to a lesser extent on price. When competing against providers of loop detectors, we compete principally on ease of installation and the total cost of ownership over a multi-year period, and to a lesser extent on functionality.

Among the companies that provide direct competition to Autoscope video worldwide are FLIR Systems, Inc., Signal Group Inc. (Semex), Iteris, Inc. and Citilog S.A. Among the companies that provide direct competition to RTMS radar worldwide are Wavetronix, LLC, MS Sedco Inc., Smartmicro Sensors GmbH and Xtralis, LLC. Among the companies that provide direct competition to Autoscope LPR worldwide are 3M Company, Perceptics LLC, Genetec Inc., Vigilant Solutions and Elsag Datamat S.p.A. All of these companies have working installations of their systems in the U.S. and other parts of the world. To our knowledge, Autoscope video and RTMS radar have the largest number of installations as compared to their direct competitors. In addition, there are smaller local companies providing direct competition in specific markets throughout the world. We are aware that these and other companies will continue to develop technologies for use in traffic management, security, police and parking applications. One or more of these technologies could in the future provide increased competition for our systems.

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

Until January 2012, we engaged contract manufacturers to produce subassemblies for our radar products based on our designs. These subassemblies were then shipped to our facilities in Toronto, where we performed final assembly, testing and calibration and packaging of finished units for shipment.  We also performed warranty and post-warranty repairs of radar units in Toronto.  Beginning in July 2014, we engaged Wireless Technology, Inc. to manufacture our radar products and perform warranty and post-warranty repairs of radar units.

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

Employees

As of December 31, 2014, we had 109 employees, consisting of 67 employees in North America, 35 employees in Europe and 7 employees in Asia. None of our employees are represented by a union.

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

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, Autoscope products. Gross profit from Autoscope sales accounted for approximately 67% of our gross profit in 2014, 71% in 2013 and 77% in 2012. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. As such, any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope® video system in the United States, Mexico, Canada and the Caribbean.  From July 24, 2012 until July 14, 2014, our Autoscope® radar products were sold by Econolite in these geographic areas under the same arrangement. Our current agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope® video system and, from July 24, 2012 until July 14, 2014, the Autoscope® radar products. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 44% in 2014, 44% in 2013 and 50% in 2012. Econolite’s account receivable represented 32% of our accounts receivable at December 31, 2014 and 26% of our accounts receivable at December 31, 2013. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management’s assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.

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

The use of video and LPR products and systems has been challenged, limited and banned under existing laws, ordinances and regulations and constitutional provisions protecting privacy rights.  In addition, governments and governmental agencies have stopped or suspended their use of LPR systems.  For example, Maine, New Jersey and Virginia have laws limiting the use of LPR systems; New Hampshire bans their use; legislation has been proposed in many states, including Minnesota, limiting their use or the use of data collected by LPR systems; and the Boston Police Department has indefinitely halted its use of LPR systems.  In addition, laws, ordinances, regulations and constitutional provisions may be adopted in the future to limit the use of video and LPR products and systems.  These existing and new laws, ordinances, regulations and constitutional provisions could negatively affect the acceptance and sale of our video and LPR products and systems and thus have a negative effect on our financial condition and results of operations.

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

Additionally, the market for vehicle detection and LPR is continuously seeking more advanced technological solutions to problems. Technologies such as embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics and microwaves that have been used as traffic sensing devices in the past are being enhanced for use in the traffic management industry, and new technologies may be developed. We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Floating vehicle and/or radio frequency identification (RFID) tagged license plate initiatives are under consideration and may be implemented. We expect to face increasingly competitive product developments, applications and enhancements. New technologies or applications in traffic control systems from other companies or the development of new and emerging technologies and applications, including vehicle-to-vehicle (VTV) communications, mobile applications, and new algorithms or sensor technologies, may provide our end users with alternatives to our products and could render our solutions noncompetitive or obsolete. If we are unable to increase the number of our applications and develop and commercialize product enhancements and applications in a timely and cost-effective manner that respond to changing technology and satisfy the needs of our end users, our business and financial results will suffer.

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

Mergers and acquisitions will be accompanied by risks which may include:

●	difficulties identifying suitable acquisition candidates at acceptable costs;
●	unavailability of capital to conduct acquisitions;
●	failure to achieve the financial and strategic goals for the acquired and combined businesses;
●	difficulty assimilating the operations and personnel of the acquired businesses;
●	disruption of ongoing business and distraction of management from the ongoing business;
●	dilution of existing shareholders and earnings per share;
●	unanticipated, undisclosed or inaccurately assessed liabilities, legal risks and costs; and
●	difficulties retaining our key vendors, customers or employees or those of the acquired business.

In addition, acquisitions of businesses having a significant presence outside the U.S. will increase our exposure to the risks of international operations discussed in this Annual Report on Form 10-K.

Our dependence on third parties for manufacturing and marketing our products may prevent us from meeting customers’ needs in a timely manner.

We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite and Wireless Technology, Inc. (“WTI”) to manufacture the Autoscope system, the Autoscope® radar products and related products for sales in the United States, Mexico, Canada and the Caribbean. We have arrangements with Hansatech EMS Limited (“Hansatech”) in the United Kingdom to manufacture our LPR systems.  We work with suppliers, most of whom are overseas, to manufacture the rest of our products.  We also need to comply with the European Union’s regulatory RoHS directive restricting the use of certain hazardous substances in electrical and electronic equipment. If Econolite, WTI, Hansatech or our other suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope® video system and related products in the United States, Mexico, Canada and the Caribbean. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope® video system, or the disruption or termination of that relationship could result in reduced revenue and market share for our products.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals.  As a result, the Securities and Exchange Commission enacted annual disclosure and reporting requirements for public companies who use these minerals in their products, which apply to us.  Under the final rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products.  We filed our first conflict minerals report on Form SD with the Securities and Exchange Commission May 29, 2014, and we are required to file our next conflict minerals report on or before June 1, 2015.  Although we expect to file the required report on a timely basis, our supply chain is broad-based and complex, and we may not be able to easily verify the origins for all minerals used in our products.  To the extent that any information furnished to us by our suppliers is inaccurate or inadequate, we could face reputational and enforcement risks.  In addition, the conflict mineral rules could reduce the number of suppliers who provide components and products containing conflict-free minerals and thus could disrupt our supply chain or that of our manufacturers and increase the cost of the components used in manufacturing our products and the costs of our products to us.  Any increased costs and expenses could have a material adverse impact on our financial condition and results of operations.

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

Our products or services may be claimed to cause or contribute to personal injury or property damage to our customers’ employees or facilities. Additionally, we are, at times, involved in commercial disputes with third parties, such as customers, distributors, vendors and others. The ensuing claims may arise singularly, in groups of related claims, or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time-consuming to resolve and may result in substantial liability to us, which liability and related costs and expenses may not be recoverable through insurance or any other forms of reimbursement.

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

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 42% of our total revenue in 2014. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

●	export restrictions and controls relating to technology;

●	pricing pressure that we may experience internationally;

●	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;

●	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;

●	required compliance with existing and new foreign regulatory requirements and laws;

●	laws and business practices favoring local companies;

●	longer payment cycles;

●	difficulty of enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;

●	disputes with parties outside of the U.S., which may be more difficult, expensive and time-consuming to resolve than disputes with parties located in the U.S.;

●	political and economic instability, including volatility in the economic environment of the European Union caused by the ongoing sovereign debt crisis in Europe;

●	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

●	higher danger of terrorist activity, war or civil unrest compared to domestic operations;

●	difficulties and costs of staffing and managing foreign operations; and

●	difficulties in enforcing intellectual property rights.

Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. One or more of these factors may harm our business.

Our inability to comply with European and Asian regulatory restrictions over hazardous substances and electronic waste could restrict product sales in those markets and reduce profitability in the future.

The European Union’s Waste Electrical and Electronic Equipment (“WEEE”) directive makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must be enacted and implemented by individual European Union governments, and certain producers will be financially responsible under the WEEE legislation. This may impose requirements on us, which, if we are unable to meet them, could adversely affect our ability to market our products in European Union countries, and our sales revenues and profitability would suffer as a consequence. In addition, the European Parliament has enacted a directive for the restriction of the use of certain hazardous substances in electrical and electronic equipment.  This RoHS legislation restricts the use of such substances as mercury, lead, cadmium and hexavalent cadmium. If we are unable to have our products manufactured in compliance with the RoHS directive, we would be unable to market our products in European Union countries, and our revenues and profitability would suffer. In addition, various Asian governments could adopt their own versions of environment-friendly electronic regulations similar to the European directives, RoHS and WEEE. This could require new and unanticipated manufacturing changes, product testing and certification requirements, thereby increasing cost, delaying sales and lowering revenue and profitability.

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

As of December 31, 2014, the net carrying value of long-lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $4.9 million. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long-lived assets.  Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded and our stock price is volatile.

Our common stock is thinly traded, with 4,513,436 shares of our 4,995,963 outstanding shares held by non-affiliates as of February 28, 2015. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could continue to adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could continue to be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Although certain economic conditions in the United States have improved, economic growth has been slow and uneven and may not be sustained. During economic downturns, governmental entities in particular, which constitute most of our end users, reduce or delay their purchase of our products, which has had and may continue to have an adverse effect on our business. Any uncertainty about the federal budget in the U.S. could have a negative effect on the U.S. and global economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Current economic conditions have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

●
Although we believe we have sufficient liquidity under our financing arrangements to run our business, under extreme market conditions, there can be no assurance that such funds would be available or sufficient, and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

●	Continuing market volatility has exerted downward pressure on our stock price, which could make it more difficult or unfavorable for us to raise additional capital in the future.

●
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

●
permit our board of directors to issue up to 5,000,000 shares of preferred stock with any rights, preferences and privileges as it may designate, including the right to approve an acquisition or other change in our control;

●	provide that the authorized number of directors may be increased by resolution of the board of directors;

●
provide that all vacancies, including newly-created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

●
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

We currently lease and occupy approximately 26,775 square feet in St. Paul, Minnesota for our headquarters. In February 2014, we entered into an amendment to the lease for our headquarters which expanded the leased space from approximately 20,000 square feet to approximately 26,775 square feet, extended the term of the lease to July 2020, and gave us the right to further extend the term of the lease for one additional five-year term. In November 2014 our office in suburban north London, United Kingdom moved to a new leased facility, which occupies approximately 6,400 square feet. The term of this lease is to November 2024. We also lease smaller facilities in Canada, Hong Kong, China, Germany, Spain and Romania.

We believe that our current space is generally adequate to meet our current expected needs, and we do not intend to lease significantly more space in 2015.

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

	2014		2013
Quarter	High	Low	High	Low

First	$5.99	$4.74	$6.00	$4.29
Second	5.37	3.16	7.70	4.62
Third	9.94	2.10	8.28	6.50
Fourth	4.13	1.89	7.39	4.78

Shareholders

As of February 28, 2015, there were 19 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Debt Covenants

Our credit agreement includes certain financial covenants, including minimum debt service ratios, minimum cash flow coverage ratios, and other financial measures. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of common stock. At December 31, 2014 and December 31, 2013, we were in compliance with these financial covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2014. The statement of income and balance sheet data for the years ended and as of December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2014	2013	2012	2011	2010
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product sales	$12,806	$14,692	$12,564	$17,475	$19,162
Royalties	10,247	11,598	12,399	13,046	12,519
	23,053	26,290	24,963	30,521	31,681
Cost of revenue:
Product sales	8,041	9,889	6,706	8,769	7,799
Restructuring	—	—	—	448	—
	8,041	9,889	6,706	9,217	7,799
Gross profit	15,012	16,401	18,257	21,304	23,882

Operating expenses:
Selling, marketing and product support	9,543	11,768	7,289	10,609	9,807
General and administrative	6,185	6,290	5,167	6,315	4,372
Research and development	5,734	5,036	4,135	4,424	3,630
Amortization of intangible assets	1,558	1,554	1,622	—	—
Impairment	1,017	—	—	1,650	1,218
Restructuring	770	—	430	287	—
Investigation matter	152	3,723	—	—	—
Goodwill impairment	—	—	3,175	11,685	—
Acquisition related expenses (income)	—	—	—	(618)	817
	24,959	28,371	21,818	34,352	19,844
Income (loss) from operations	(9,947)	(11,970)	(3,561)	(13,048)	4,038

Other income (expense), net	70	6	29	9	(123)
Income (loss) before income taxes	(9,877)	(11,964)	(3,532)	(13,039)	3,915
Income tax expense (benefit)	(174)	3,937	(180)	(3,022)	910
Net income (loss)	$(9,703)	$(15,901)	$(3,352)	$(10,017)	$3,005

Net income (loss) per share:
Basic	$(1.95)	$(3.21)	$(0.69)	$(2.07)	$0.66
Diluted	$(1.95)	$(3.21)	$(0.69)	$(2.07)	$0.64

Weighted average number of common shares outstanding:
Basic	4,983	4,955	4,886	4,834	4,555
Diluted	4,983	4,955	4,886	4,834	4,667

Consolidated Balance Sheet Data:
Total assets	$14,890	$24,385	$38,536	$41,254	$54,356
Total shareholders’ equity	8,320	18,514	33,980	36,326	46,021

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Selected Financial Data and our financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

Autoscope® Radar Business Model Change. From July 24, 2012 until July 14, 2014, our Autoscope® radar systems also were sold by Econolite in the United States, Mexico, Canada and the Caribbean under the same arrangement as Econolite sold our Autoscope® video systems. Effective July 14, 2014, the marketing, manufacturing and distribution of the Autoscope® radar product line in these regions transitioned from Econolite to the Company.

Trends and Challenges in Our Business

We believe the expected growth in our business can be attributed primarily to the following global trends:

●
worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure and the need to automate safety, security and access applications for automobiles and trucks, which has increased demand for our products;

●	advances in information technology, which have made our products easier to market and implement;

●
the continued funding allocations for centralized traffic management services and automated enforcement schemes, which have increased the ability of our primary end users to implement our products; and

●	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

●	continued adoption and governmental funding of intelligent transportation systems (“ITS”) and other automated applications for traffic control, safety and enforcement in developed countries;

●	a propensity by traffic engineers to implement lower cost technology-based solutions rather than civil engineering solutions such as widening roadways;

●	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

●	the adoption of automatic LPR for law enforcement and homeland security applications in metropolitan areas;

●	the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

19

●
our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic, security/surveillance and environmental issues.

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue between periods. The ongoing economic environment in Europe and the United States is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to continue to affect our revenue.

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope® video and Autoscope® radar (from 2012 until July 14, 2014) systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our Autoscope® radar (before 2012 and after July 14, 2014) and LPR systems in the United States, Mexico, Canada and the Caribbean and all of our systems in Europe and Asia.  On July 14, 2014, we announced the transfer of North American marketing and manufacturing of the Autoscope® radar product line from Econolite to Image Sensing Systems, ending our royalty agreement for radar sales. Autoscope® video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite.  This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

The table below reconciles Non-GAAP Income (Loss) from Operations, which is a non-GAAP financial measure, to comparable GAAP financial measures:

	Year Ended December 31,
	2014	2013	2012

Loss from operations	$(9,947)	$(11,970)	$(3,561)
Adjustments to reconcile to non-GAAP net loss
Amortization of intangible assets	1,558	1,554	1,622
Impairment	1,017	—	—
Restructuring	770	—	430
Investigation matter	152	3,723	—
Goodwill impairment	—	—	3,175
Non-GAAP net income (loss)	$(6,450)	$(6,693)	$1,666

Seasonality. Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business. Our first quarter generally is the weakest due to weather conditions that make roadway construction more difficult in parts of North America, Europe and northern Asia. We expect such seasonality to continue for the foreseeable future. Additionally, our international revenues regularly contain individually significant sales. This can result in significant variations of revenue between periods. Accordingly, we believe that quarter-to-quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2014
	Intersection	Highway	LPR	Total
Revenue	$11,357	$6,786	$4,910	$23,053
Gross profit	10,305	3,255	1,452	15,012
Amortization of intangible assets	—	488	1,070	1,558
Intangible assets	—	454	3,533	3,987

	For the year ended December 31, 2013
	Intersection	Highway	LPR	Total

Revenue	$13,428	$6,414	$6,448	$26,290
Gross profit	11,559	1,862	2,980	16,401
Amortization of intangible assets	—	488	1,066	1,554
Intangible assets	—	942	5,521	6,463

	For the year ended December 31, 2012
	Intersection	Highway	LPR	Total

Revenue	$16,031	$4,118	$4,814	$24,963
Gross profit	14,010	1,798	2,449	18,257
Goodwill impairment	—	1,372	1,803	3,175
Amortization of intangible assets	—	748	874	1,622
Intangible assets and goodwill	—	1,430	5,059	6,489

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Year Ended December 31,
	2014	2013	2012
Product sales	55.6%	55.9%	50.3%
Royalties	44.4	44.1	49.7
Total revenue	100.0	100.0	100.0
Gross profit - product sales	37.2	32.7	46.6
Gross profit - royalties	100.0	100.0	100.0
Selling, marketing and product support	41.4	44.8	29.2
General and administrative	26.8	23.9	20.7
Research and development	24.9	19.2	16.6
Amortization of intangible assets	6.8	5.9	6.5
Impairment	4.4	—	—
Restructuring	3.3	—	1.7
Investigation matter	0.7	14.2	—
Goodwill impairment	—	—	12.7
Loss from operations	(43.1)	(45.5)	(14.3)
Income tax expense (benefit)	(0.8)	15.0	(0.7)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Total revenue decreased to $23.1 million in 2014 from $26.3 million in 2013, a decrease of 12.3%. In the first quarter of 2014, we implemented restructuring plans to improve our financial performance in Europe, which included the closure of our office in Poland. Excluding Poland revenue of $2.3 million in 2013, revenue for 2014 decreased $1.0 million, a decrease of 4.0%. Royalty income decreased to $10.2 million in 2014 from $11.6 million in 2013, a decrease of 11.6%. The decrease in royalties was the result of a decrease in Autoscope® video system sales under the Econolite agreement and the transition of Autoscope® radar product sales from Econolite to the Company. Autoscope® video royalties were lower in the fiscal year ended December 31, 2014 compared to the fiscal year ended December 31, 2013 as a result of lower unit volume. Product sales decreased to $12.8 million in 2014 from $14.7 million in 2013, a decrease of 12.8%.  The decrease in product sales was mainly due to lower sales volume in Europe, which was partially offset by an increase in Autoscope® radar sales in North America due to the previously discussed radar transition. The decrease in European sales volume was primarily the result of the Polish office closure.

Revenue for the Intersection segment decreased to $11.4 million in 2014 from $13.4 million in 2013, a decrease of 15.4%. The decrease in the Intersection segment was mainly due to lower sales volume in Europe and North America.

Revenue for the Highway segment increased to $6.8 million in 2014 from $6.4 million in 2013, an increase of 5.8%. The increase in Highway was due to the transition of the North American Highway sales from Econolite to Image Sensing Systems. This transition resulted in the direct sale of products to customers instead of a royalty from Econolite beginning at the transition date of July 14, 2014.

Revenue for the LPR segment decreased to $4.9 million in 2014 from $6.4 million in 2013, a decrease of 23.9%.  The decrease in revenue for the LPR segment in 2014 compared to 2013 is due to lower sales volumes in North America and Europe.

Gross profit for product sales increased to 37.2% in 2014 from 32.7% in 2013. Gross profit for the LPR product line has historically been lower than gross profit for the Intersection and Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Generally, higher sales volumes of Highway or LPR products will reduce gross profit because of fixed manufacturing costs for these products. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be higher in 2015 as compared to 2014, while we expect royalty gross profit will be 100% in 2015.

Selling, marketing and product support expense decreased to $9.5 million or 41.4% of total revenue in 2014 from $11.8 million or 44.8% of total revenue in 2013. Our selling, marketing and product support expense decreased mainly due to certain cost reductions, which were partially offset by nonrecurring expenses associated with transitioning the North American radar business from Econolite. Included in these charges are royalties due to Econolite for orders that were received by Econolite but fulfilled by Image Sensing Systems. These royalties to Econolite will end once all such open orders are fulfilled. We anticipate that annual selling, marketing and product support expense will decrease in dollar amount in 2015 as compared to 2014.

General and administrative expense decreased slightly to $6.2 million from $6.3 million in 2013, but increased to 26.8% of total revenue in 2014, from 23.9% of total revenue in 2013. General and administrative expenses decreased in 2014 mainly as a result of a decrease in the other professional fees related to the use of outside consultants which were partially offset by severance costs related to the separation from former employees and other normal operating costs. Our direct costs related to the investigation involving our subsidiary in Poland and associated remediation actions were approximately $152,000 for the year ended December 31, 2014 compared to $3.7 million for the year ended December 31, 2013. Please see Note 15 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the investigation. We anticipate that annual general and administrative expenses will decrease in 2015 as compared to 2014.

Research and development expense increased to $5.7 million or 24.9% of total revenue in 2014, from $5.0 million or 19.2% of total revenue in 2013. The increase was mainly related to the increased expenditures on new research and development projects, the acceleration of previously existing projects and other product developments. We anticipate that research and development expense will decrease in dollar amount in 2015 compared to 2014.

In performing the ongoing assessment of the recoverability of our software development costs, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies, we determined that the capitalized costs were in excess of net realizable value. As a result, during the quarter ended December 31, 2014, we recorded an impairment charge of $867,000 for the full amount of the software development costs.

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe.  These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to the closure of facilities and employee terminations. In the fourth quarter of 2014 the Company implemented restructuring plans to close down our operations in Asia. Because of these actions, restructuring charges of approximately $310,000 were recorded related primarily to the closure of facilities and employee terminations.

Amortization of intangibles was $1.6 million in both 2014 and 2013 and reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.5 million in 2015.

Income tax expense of $174,000, or 1.7% of our pretax loss, was recorded for the year ended December 31, 2014, compared to income tax expense of $3.9 million, or 33.3% of pretax loss, for the year ended December 31, 2013. The income tax expense in 2013 was primarily driven by the recognition of a valuation allowance of $8.1 million for the United States and United Kingdom jurisdictions.

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

Revenue for the Intersection segment decreased to $13.4 million in 2013 from $16.0 million in 2012, a decrease of 16.2%. The increase in revenue for the Intersection segment was mainly due to lower sales volume in Europe.

Revenue for the Highway segment increased to $6.4 million in 2013 from $4.1 million in 2012, an increase of 55.8%. The increase in revenue for the Highway segment was due mainly to higher sales worldwide.

Revenue for the LPR segment increased to $6.4 million in 2013 from $4.8 million in 2012, an increase of 33.9%.  The increase in revenue for the LPR segment in 2013 over 2012 was due to higher sales volumes in North America and Europe.

Gross profit for product sales decreased to 32.7% in 2013 from 46.6% in 2012. Gross profit for the LPR product line has historically been lower than gross profit for the Intersection and Highway product lines and therefore the mix of the product lines sold in any given period can result in varying profit. Generally, lower sales volumes of Highway or LPR products will reduce gross profit because of fixed manufacturing costs for these products.

Selling, marketing and product support expense increased to $11.8 million or 44.8% of total revenue in 2013 from $7.3 million or 29.2% of total revenue in 2012. Our selling, marketing and product support expense increased mainly due to our investments in additional sales and marketing resources.

General and administrative expense increased to $6.3 million or 23.9% of total revenue in 2013 from $5.2 million or 20.7% of total revenue in 2012. General and administrative expenses increased in 2013 mainly as a result of legal and other professional fees related to the investigation and remediation actions described in Note 15 of our Notes to Consolidated Financial Statements set forth elsewhere in this Annual Report on Form 10-K and severance costs related to the separation from former employees.  Our direct costs related to the investigation were approximately $3.7 million for the year ended December 31, 2013 and immaterial in 2012.

Research and development expense increased to $5.0 million or 19.2% of total revenue in 2013, from $4.1 million or 16.6% of total revenue in 2012. The increase was mainly related to the increased expenditures on new research and development projects, the acceleration of previously existing projects and other product developments.

Amortization of intangibles was $1.6 million in both 2013 and 2012 and reflects the amortization of intangible assets acquired in acquisitions.

Income tax expense of $3.9 million, or 33.3% of our pretax loss, was recorded for the year ended December 31, 2013, compared to income tax benefit of $180,000, or 5.4% of pretax loss, for the year ended December 31, 2012. The income tax expense increase was primarily driven by the recognition of a valuation allowance of $8.1 million for the United States and United Kingdom jurisdictions in 2013.

Liquidity and Capital Resources

At December 31, 2014, we had $2.7 million in cash and cash equivalents, compared to $3.6 million in cash and cash equivalents and $2.6 million in short-term investments at December 31, 2013. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with the primary objectives of safety and liquidity.

Net cash used for operating activities was $2.6 million in 2014, compared to cash used of $5.5 million in 2013 and cash provided of $5.9 million in 2012. The primary reason for the decrease in cash in 2014 was operating losses and restructuring costs, partially offset by a reduction in working capital. The primary reasons for the decrease in cash in 2013 was the on-going expenses related to the investigation and investments made in the Company’s product offerings. We anticipate that average receivable collection days in 2015 will be similar to 2014 and that it will not have a material impact on our liquidity.

Net cash provided by investing activities was $2.3 million in 2014, compared to cash provided by investing activities of $791,000 in 2013 and cash used in investing activities of $1.4 million in 2012. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2015.

There was no net cash provided by financing activities in 2014, compared to cash provided of $9,000 and $121,000 in 2013 and 2012, respectively.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company.  The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. At December 31, 2014, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 2015 to April 1, 2016.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

We believe that cash and cash equivalents on hand at December 31, 2014, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

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

New and Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently determining our implementation approach and assessing the impact of ASU 2014-09 on the consolidated financial statements.

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

Item 8.          Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,656	$3,564
Marketable securities	—	2,639
Accounts receivable, net of allowance for doubtful accounts of $516 and $1,173, respectively	4,219	5,252
Inventories	2,234	3,589
Prepaid expenses and other current assets	871	1,414
Total current assets	9,980	16,458

Property and equipment:
Furniture and fixtures	620	620
Leasehold improvements	556	511
Equipment	3,964	3,988
	5,140	5,119
Accumulated depreciation	4,279	4,094
	861	1,025

Intangible assets, net	3,987	6,463
Deferred income taxes	62	139
Other assets	—	300
TOTAL ASSETS	$14,890	$24,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,315	$2,409
Warranty and other current liabilities	2,096	1,959
Accrued compensation	687	1,202
Accrued restructuring	216	—
Total current liabilities	6,314	5,570

Deferred income taxes	165	175
Other long-term liabilities	91	126

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 4,995,963 and 4,974,847 issued and outstanding, respectively	49	49
Additional paid-in capital	23,547	23,276
Accumulated other comprehensive income (loss)	(158)	604
Accumulated deficit	(15,118)	(5,415)
Total shareholders’ equity	8,320	18,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,890	$24,385

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years ended December 31,
	2014	2013	2012
Revenue:
Product sales	$12,806	$14,692	$12,564
Royalties	10,247	11,598	12,399
	23,053	26,290	24,963
Cost of revenue:
Product sales	8,041	9,889	6,706
	8,041	9,889	6,706
Gross profit	15,012	16,401	18,257

Operating expenses:
Selling, marketing and product support	9,543	11,768	7,289
General and administrative	6,185	6,290	5,167
Research and development	5,734	5,036	4,135
Amortization of intangible assets	1,558	1,554	1,622
Impairment	1,017	—	—
Restructuring	770	—	430
Investigation matter	152	3,723	—
Goodwill impairment	—	—	3,175
	24,959	28,371	21,818
Loss from operations	(9,947)	(11,970)	(3,561)

Other income, net	70	6	29
Loss before income taxes	(9,877)	(11,964)	(3,532)
Income tax expense (benefit)	(174)	3,937	(180)
Net loss	$(9,703)	$(15,901)	$(3,352)
Net loss per share:
Basic	$(1.95)	$(3.21)	$(0.69)
Diluted	$(1.95)	$(3.21)	$(0.69)

Weighted average number of common shares outstanding:
Basic	4,983	4,955	4,886
Diluted	4,983	4,955	4,886

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended December 31,
	2014	2013	2012
Loss before income taxes	$(9,703)	$(15,901)	$(3,352)
Other comprehensive income (loss):
Foreign currency translation adjustment	(762)	214	570
Comprehensive loss	$(10,465)	$(15,687)	$(2,782)

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(9,703)	$(15,901)	$(3,352)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	533	673	727
Amortization	1,558	1,554	1,622
Stock-based compensation	271	213	244
Impairment	1,017	—	—
Goodwill impairment	—	—	3,175
Loss on disposal of assets	41	—	—
Tax benefit from disqualifying dispositions	—	—	71
Deferred income tax expense (benefit)	(21)	4,085	(402)
Changes in operating assets and liabilities:
Accounts receivable, net	1,033	1,470	2,777
Inventories	1,355	896	1,657
Prepaid expenses and current assets	533	197	33
Accounts payable	906	297	114
Accrued expenses and other liabilities	(102)	999	(727)
Net cash provided by (used for) operating activities	(2,579)	(5,517)	5,939

Investing activities:
Sales and maturities of marketable securities	2,639	7,685	7,303
Purchases of marketable securities	—	(5,507)	(10,027)
Purchases of property and equipment	(495)	(221)	(487)
Proceeds (purchases) of other investments	150	(300)	—
Capitalized software development costs	—	(867)	—
Net cash provided by (used for) investing activities	2,294	790	(3,211)

Financing activities:
Proceeds from exercise of stock options	—	9	121
Net cash provided by financing activities	—	9	121

Effect of exchange rate on changes on cash	(623)	(52)	261
Increase (decrease) in cash and cash equivalents	(908)	(4,770)	3,110

Cash and cash equivalents at beginning of period	3,564	8,334	5,224
Cash and cash equivalents at end of period	$2,656	$3,564	$8,334

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated
				Other
			Additional	Comprehensive
	Shares	Common	Paid-In	Income	Retained
	Issued	Stock	Captal	(Loss)	Earnings	Total

Balance at December 31, 2011	4,910,619	$49	$22,619	$(180)	$13,838	$36,326

Tax benefit from disqualifying disposition	—	—	71	—	—	71
Common stock issued for options exercised	56,000	—	121	—	—	121
Stock-based compensation	—	—	244	—	—	244
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	570	—	570
Net loss	—	—	—	—	(3,352)	(3,352)
Total comprehensive loss	—	—	—		—	(2,782)
Balance at December 31, 2012	4,966,619	$49	$23,055	$390	$10,486	$33,980

Stock awards issued	13,395	—	75	—	—	75
Common stock issued for options exercised	2,333	—	8	—	—	8
Acquisition-related shares surrendered	(7,500)	—	—	—	—	—
Stock-based compensation	—	—	138	—	—	138
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	214	—	214
Net loss	—	—	—	—	(15,901)	(15,901)
Total comprehensive loss	—	—	—	—	—	(15,687)
Balance at December 31, 2013	4,974,847	$49	$23,276	$604	$(5,415)	$18,514

Stock awards issued	21,116	—	91	—		91
Stock-based compensation	—	—	180	—	—	180
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(762)	—	(762)
Net loss	—	—	—	—	(9,703)	(9,703)
Total comprehensive loss	—	—	—	—	—	(10,465)
Balance at December 31, 2014	4,995,963	$49	$23,547	$(158)	$(15,118)	$8,320

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2014

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Image Sensing Systems, Inc. and its wholly-owned subsidiaries: Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Holdings Limited (ISS Holdings), Image Sensing Systems Europe Limited (ISS Europe), Image Sensing Systems UK Limited (ISS UK) and Image Sensing Systems England (ISS England) located in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O., (ISS Poland) located in Poland; Image Sensing Systems Spain SLU (ISS Spain) located in Spain; Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany; and ISS Image Sensing Systems Canada Limited (ISS Canada) located in Canada. All significant inter-company transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $2.0 million and $1.8 million at December 31, 2014 and 2013, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of insurance limits.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets and by accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Depreciation is recorded over a three- to seven-year period for financial reporting purposes.

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

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2014 and 2013, there were no indefinite-lived intangible assets.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. In performing the ongoing assessment of the recoverability of our software development costs, we determined that the capitalized costs were in excess of net realizable value. As a result, we recorded an impairment of $867,000 during the fourth quarter ended December 31, 2014.

IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2014, 2013 or 2012.

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

FOREIGN CURRENCY

The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period-end exchange rates, and statements of operations are translated using average exchange rates applicable to each period, with the resulting translation adjustments recorded as a separate component of shareholders’ equity under “Accumulated other comprehensive loss”. Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Operations.

NET LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive common shares consisting of stock options, restricted stock and warrants using the treasury stock method.   Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 354,000, 348,000 and 481,000 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2014, 2013 and 2012, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

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

STOCK-BASED COMPENSATION

We measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant and recognize the cost over the period during which an employee is required to provide services in exchange for the award. Stock options are granted at exercise prices equal to the closing market price of our stock on the day before the date of grant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently determining our implementation approach and assessing the impact of ASU 2014-09 on the consolidated financial statements.

2.	FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

●	Level 1 – observable inputs such as quoted prices in active markets;
●	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3 – unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Proceeds from maturities or sales of available-for-sale securities were $2.6 million, $7.7 million and $7.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. Realized gains and losses are determined using the specific identification method.  Realized gains and losses related to sales of available-for-sale investments during the years ended December 31, 2014, 2013 and 2012 were immaterial and included in other income.

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

3.	INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Components	$1,760	$2,797
Finished goods	474	792
	$2,234	$3,589

4.	GOODWILL AND INTANGIBLE ASSETS

We apply a fair value based impairment test to the carrying value of goodwill for each reporting unit on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. In the second quarter of 2012, we experienced a significant and sustained decline in our stock price.  The decline resulted in our market capitalization falling significantly below the recorded value of our consolidated net assets.  As a result, we concluded a triggering event had occurred and performed an impairment test of goodwill for each reporting unit at that time.

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

As a result of this assessment, we recorded $3.2 million of goodwill impairment charges in the second quarter of 2012.

Intangible Assets

Because the intangible assets are accounted for in Great Britain Pounds, they are impacted by period-end rates of exchange to United States Dollars and therefore varied in different reporting periods.

In performing the ongoing assessment of recoverability on our software development costs, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies, we determined that the capitalized costs were in excess of net realizable value. As a result, in the quarter ended December 31, 2014, we recorded an impairment charge of $867,000.

Intangible assets consisted of the following (dollars in thousands):

	December 31, 2014
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$8,114	$(5,666)	$2,448	2.6
Trade names	3,267	(2,367)	900	3.5
Other intangible assets	1,777	(1,138)	639	2.2
Total	$13,158	$(9,171)	$3,987	2.7

	December 31, 2013
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$8,152	$(4,587)	$3,566	3.6
Trade names	3,267	(2,110)	1,157	4.5
Other intangible assets	1,874	(1,001)	873	3.1
Software development costs	867	—	867	3.0
Total	$14,160	$(7,698)	$6,463	3.5

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Expense
2015	$1,499
2016	837
2017	837
2018	617
2019	197

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

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company.  The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit.  Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment.  We are subject to certain covenants under the Alliance Credit Agreement.  At December 31, 2014, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 2015 to April 1, 2016.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008.  We requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

6.	WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Beginning balance	$934	$520	$423
Warranty provisions	328	209	234
Warranty claims	(350)	(297)	(233)
Adjustments to preexisting warranties	54	502	96
Ending balance	$966	$934	$520

7.	INCOME TAXES

The components of loss before income taxes were as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Loss before income taxes
Domestic	$(4,275)	$(9,041)	$(136)
Foreign	(5,602)	(2,923)	(3,396)
Total	$(9,877)	$(11,964)	$(3,532)

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$(158)	$(234)	$(48)
State	3	(3)	(1)
Foreign	17	153	90
	$(138)	$(84)	$41
Deferred:
Federal	$—	$4,130	$(31)
State	—	61	—
Foreign	(36)	(170)	(190)
	(36)	4,021	(221)
Total income tax expense (benefit)	$(174)	$3,937	$(180)

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012

United States federal tax statutory rate	$(3,358)	$(3,976)	$(1,201)
State taxes, net of federal benefit	(291)	(51)	3
Valuation allowances against deferred tax assets	2,889	7,890	90
Research and development tax credits	(374)	(252)	(135)
Foreign provision different than U.S. tax rate	831	391	545
Stock option expense	33	28	(27)
Adjustment of prior year tax credits and refunds	125	(63)	69
Uncertain tax positions	(10)	(8)	(19)
Goodwill impairment	—	—	417
Other	(19)	(22)	78
Total	$(174)	$3,937	$(180)

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	Years ended December 31,
	2014	2013
Current deferred tax assets (liabilities):
Accrued compensation and benefits	$141	$66
Prepaid expenses and other	(60)	(88)
Inventory reserves	217	240
Allowance for doubtful accounts	112	237
Warranty reserves	194	162
Total current deferred tax asset:	604	617

Non-current deferred tax assets:
Intangible and other assets	3,476	3,525
Net operating loss carryforwards	5,620	3,320
Non-qualified stock option expense	77	47
Property, equipment and other	158	147
Research and development credit	913	378
Non-current deferred tax asset:	10,244	7,417
Less: valuation allowance	(10,950)	(8,156)
Non-current deferred tax liability:	(706)	(739)

Total net deferred tax liability	$(102)	$(122)

As of December 31, 2014, the Company had sustained a significant loss. The net operation loss (“NOL”) carry forward after considering NOL carry back in the United States, United Kingdom, Hong Kong and Canada is $11.5 million, $6.6 million, $1.5 million and $95,000, respectively. The Company’s management believes that it is not more likely than not the net operating losses will be utilized. Accordingly, as of December 31, 2014, a full valuation allowance is provided.

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

A reconciliation of the beginning and ending amount of the tax liability for uncertain tax positions is as follows (in thousands):

Balance at December 31, 2012	$18
Additions for current year tax positions	—
Reductions as a result of lapses in statute of limitations	(10)
Balance at December 31, 2013	$8
Additions for current year tax positions	—
Reductions as a result of lapses in statute of limitations	(8)
Balance at December 31, 2014	$—

Included in the balance of uncertain tax positions at December 31, 2014 are immaterial potential benefits that, if recognized, would affect the effective tax rate.  The amount of unrecognized tax benefits are not expected to change materially within the next 12 months. At December 31, 2013 and 2012, we had no accrued interest related to uncertain income tax positions. At December 31, 2013 and 2012, no accrual for penalties related to uncertain tax positions existed. Interest and penalties related to uncertain tax positions are included in interest expense and general and administrative expense, respectively, on our Consolidated Statements of Operations.

We are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and require significant judgment to apply. Generally, we are subject to U.S. federal, state, local and foreign tax examinations by taxing authorities for years after the fiscal year ended December 31, 2010.

At December 31, 2014 and 2013, domestic and certain of our foreign subsidiaries were expected to receive income tax refunds within the next fiscal year. This current income tax receivable is included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheets.

8.	LICENSING

We have licensed the exclusive right to manufacture and market the Autoscope® video and Autoscope® radar technology in the United States, Mexico, Canada and the Caribbean to Econolite, and we receive royalties from Econolite on sales of systems in those territories as well as in non-exclusive territories as allowed from time to time. We may terminate our agreement with Econolite if a minimum annual sales level is not met or if Econolite fails to make royalty payments as required by the agreement. The agreement’s term runs to 2031, unless terminated by either party upon three years’ notice.

We recognized royalty income from this agreement of $10.2 million, $11.6 million and $12.4 million in 2014, 2013 and 2012, respectively.

9.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty income from Econolite comprised 44%, 44% and 50% of revenue in the years ended December 31, 2014, 2013 and 2012, respectively. Accounts receivable from Econolite were $1.5 million and $1.6 million at December 31, 2014 and 2013, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. Econolite and one other customer comprised approximately 42% of accounts receivable as of December 31, 2014. Econolite was the only customer that comprised more than 10% of accounts receivable as of December 31, 2013. During the period from April 2011 through August 2012, the Chief Executive Officer of the parent company of Econolite served on our Board of Directors.

10.	RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. ISS HK and ISS UK are obligated to contribute to certain employee pension plans. We made contributions totaling $132,000, $128,000 and $132,000 to the plans for 2014, 2013 and 2012, respectively.

11.	SHAREHOLDERS’ EQUITY

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

Performance stock options are time based; however, the final number of awards earned and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately vest ranges from 90% to 100% of the targeted amount if the minimum performance target is achieved.  For performance stock awards granted in 2014, the performance target was revenue. We evaluate the likelihood of meeting the performance target at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each performance target.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the years ended December 31, 2014, 2013 and 2012 was $271,000, $213,000 and $244,000, respectively. At December 31, 2014, a total of 556,989 shares were available for grant under these plans.

The following table summarizes stock option activity for 2014, 2013 and 2012:

	2014		2013		2012
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	339,750	$6.73	398,893	$7.95	535,333	$9.58
Granted	167,500	$4.92	86,000	$6.82	159,750	$5.12
Exercised	—	$—	(2,333)	$3.65	(56,000)	$2.17
Expired	—	$—	(4,000)	$9.00	(16,000)	$15.00
Forfeited	(153,250)	$5.74	(138,810)	$10.28	(224,190)	$10.74

Options outstanding at end of year	354,000	$6.30	339,750	$6.73	398,893	$7.95
Options eligible for exercise at year-end	174,000	$7.16	130,688	$7.71	160,143	$9.84

*Weighted Average Exercise Price

Options outstanding at December 31, 2014 had a weighted average remaining contractual term of 7.0 years and had no aggregate intrinsic value. Options eligible for exercise at December 31, 2014 had a weighted average remaining contractual term of 5.4 years and had no aggregate intrinsic value.

There were no stock options exercised during the fiscal year ended December 31, 2014. The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2013 and 2012 was $4,000 and $208,000, respectively.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share grant date fair value of options to purchase 167,500, 86,000 and 159,750 shares granted for the years ended December 31, 2014, 2013 and 2012 was $2.20, $3.53 and $1.82, respectively. The weighted average assumptions used to determine the fair value of stock options granted during those fiscal years were as follows:

	2014	2013	2012
Expected life (in years)	5.0	5.0	4.8
Risk-free interest rate	1.55%	1.52%	0.72%
Expected volatility	50%	60%	42%
Dividend yield	0%	0%	0%

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

Other information pertaining to options for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012

Stock-based compensation expense recognized within general and administrative expense on the consolidated statements of operations	$271,000	$213,000	$244,000
Cash received from the exercise of options	—	8,500	121,000
Excess income tax benefits from exercise of stock options	—	—	71,000

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis.  The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date.  During the quarter ended December 31, 2014, there were stock awards issued for 8,168 shares with a weighted-average grant date fair value of $3.065.  For the year ended December 31, 2014, there were stock awards issued for 21,116 shares with a weighted-average grant date fair value of $4.29.

12.           RESTRUCTURING

In the second quarter of 2012, we implemented restructuring plans to improve our financial performance.  As a result of these actions, we recorded restructuring charges within all reportable segments that were comprised of termination benefits, facility closure costs and inventory charges.  In 2012, approximately $430,000 was recorded in operating expenses in the Consolidated Statement of Operations as a result of these restructuring plans.

The following table shows the restructuring activity for 2012 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Inventory Charges	Total

Balance at January 1, 2012	$163	$65	$384	$612
Charges	359	71	—	430
Settlements	(522)	(136)	(384)	(1,042)
Balance at December 31, 2012	$—	$—	$—	$—

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe.  These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to the closure of facilities and legal costs.

In the fourth quarter of 2014, the Company implemented restructuring plans to close our offices in Asia. Because of these actions, restructuring charges of approximately $310,000 were recorded related primarily to facilities and employee terminations.

The following table shows the restructuring activity for 2014 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Inventory Charges	Total

Balance at January 1, 2014	$—	$—	$—	$—
Charges	250	463	57	770
Payments/settlements	(60)	(437)	(57)	(554)
Balance at December 31, 2014	$190	$26	$—	$216

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2014
	Intersection	Highway	LPR	Total

Revenue	$11,357	$6,786	$4,910	$23,053
Gross profit	10,305	3,255	1,452	15,012
Amortization of intangible assets	—	488	1,070	1,558
Intangible assets	—	454	3,533	3,987

	For the year ended December 31, 2013
	Intersection	Highway	LPR	Total

Revenue	$13,428	$6,414	$6,448	$26,290
Gross profit	11,559	1,862	2,980	16,401
Amortization of intangible assets	—	488	1,066	1,554
Intangible assets	—	942	5,521	6,463

	For the year ended December 31, 2012
	Intersection	Highway	LPR	Total

Revenue	$16,031	$4,118	$4,814	$24,963
Gross profit	14,010	1,798	2,449	18,257
Goodwill impairment	—	1,372	1,803	3,175
Amortization of intangible assets	—	748	874	1,622
Intangible assets and goodwill	—	1,430	5,059	6,489

We derived the following percentages of our net revenues from the following geographic regions:

	2014	2013	2012
Asia Pacific	8%	10%	11%
Europe	34%	41%	35%
North America	58%	49%	54%

No countries other than the United States and the United Kingdom had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long-lived assets held outside of the United States, not including intangible assets, was $284,000 and $323,000 at December 31, 2014 and 2013, respectively.

14.           OTHER ASSETS

In January 2013, we acquired a minority interest in the shares of common stock of Municipal Parking Services, Inc. (MPS) for an aggregate purchase price of $300,000. The investment was accounted for under the cost method and was included in Other Assets on our consolidated balance sheets at December 31, 2013. In April 2013, the Chief Executive Officer of MPS was appointed to our Board of Directors. In October 2014, our minority interest in MPS was purchased by MPS for $150,000. We recorded an impairment charge of $150,000 in operating expenses in the third quarter of 2014.

15.           COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent office space and equipment under operating lease agreements expiring at various dates through January 2016.  Rent expense for office facilities was $884,000 in 2014, $946,000 in 2013 and $947,000 in 2012.  Minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

Future Lease Payments
2015	$426
2016	404
2017	377
2018	313
2019	313

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 20, 2015

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The sections entitled “Proposal I - Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

Item 11.      Executive Compensation

The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2015 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)

Equity compensation plans approved by shareholders	354,000	$6.30	556,989

 (1)  The 556,989 shares available for grant under the 2005 Stock Incentive Plan and the 2014 Stock Option and Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2015 annual meeting of shareholders is incorporated into this Annual Report on Form 10-K by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2015 annual meeting of shareholders is incorporated into this Annual Report on Form 10-K by reference.

Item 14.      Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2015 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.	Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flow for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
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

10.4
Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10-K).

10.5
Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10-K.

10.6*	Image Sensing Systems, Inc. 2005 Stock Incentive Plan, incorporated by reference to Appendix A to ISS’ proxy statement filed with the SEC on April 19, 2005 (File No. 0-26056).

10.7
Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.8
Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.9
Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-26056).

10.10	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10-KSB.

10.11
Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated July 3, 2008 (File No. 0-26056).

10.12
Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.13
Loan Agreement dated May 1, 2008 (2008 Loan Agreement) by and between ISS and Associated Bank, National Association (Associated Bank), incorporated by reference to Exhibit 10.19 to ISS’ Registration Statement on Form S-1 filed on May 12, 2008 (Registration No. 333-150852) (Form S-1).

10.14	Security Agreement dated May 1, 2008 by and between ISS and Associated Bank, incorporated by reference to Exhibit 10.20 to ISS’ Form S-1.

10.15	Promissory Note (Line of Credit) dated May 1, 2008 in the original principal amount of $5,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.21 to ISS’ Form S-1.

10.16	Promissory Note (Loan) dated May 1, 2008 in the original principal amount of $3,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.22 to ISS’ Form S-1.

10.17
Modification Agreement dated December 28, 2009 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-26056) (2009 Form 10-K).

10.18	Promissory Note (Loan) dated December 28, 2009 in the original principal amount of $4,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.19 to the 2009 Form 10-K.

10.19
Lease dated February 1, 2010 between Image Sensing Systems UK Limited and Nortrust Nominees Limited, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-26056).

10.20
Third Modification Agreement dated December 28, 2010 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.21 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-26056).

10.21
Fourth Modification Agreement dated December 22, 2011 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 22, 2011 (File No. 0-26056).

50

10.22
Fifth Modification Agreement dated December 24, 2012 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 24, 2012 (File No. 0-26056).

10.23*
Employment Agreement between ISS and Kris B. Tufto dated October 30, 2012, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 0-26056).

10.24*
Employment Agreement between ISS and Dale E. Parker dated June 30, 2013, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-26056).

10.25**
Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014, incorporated by reference to Exhibit 10.26 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-26056).

10.26
Amended and Restated Employment Agreement dated as of April 23, 2014 by and between ISS and Kris B. Tufto, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 0-26956) (March 31, 2014 Form 10-Q).

10.27	Amended and Restated Employment Agreement dated as of April 22, 2014 by and between ISS and Dale E. Parker, incorporated by reference to Exhibit 10.2 to ISS’ March 31, 2014 Form 10-Q.

10.28	Commitment Letter effective as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.3 to ISS’ March 31, 2014 Form 10-Q.

10.29	Security Agreement dated as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.4 to ISS’ March 31, 2014 Form 10-Q.

10.30	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.5 to ISS’ March 31, 2014 Form 10-Q.

10.31	Amendment to Commitment Letter dated as of March 16, 2015 by and between ISS and Alliance Bank (filed herewith).

10.32	Amendment to Promissory Note effective as of March 16, 2015 issued by ISS to Alliance Bank (filed herewith).

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Image Sensing Systems, Inc.

/s/ Dale E. Parker	Date: March 20, 2015
Dale E. Parker
Interim President, Interim Chief Executive Officer and Chief Financial Officer
(Interim Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints Dale E. Parker as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10-K or any amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dale E. Parker	Date: March 20, 2015
Dale E. Parker Interim President, Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ James W. Bracke	Date: March 20, 2015
James W. Bracke Chairman of the Board of Directors

/s/ Melissa B. Fisher	Date: March 20, 2015
Melissa B. Fisher Director

/s/ Thomas G. Hudson	Date: March 20, 2015
Thomas G. Hudson Director

/s/ Paul F. Lidsky	Date: March 20, 2015
Paul F. Lidsky Director

Exhibit Index

Exhibit No.	Description

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

10.4
Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10-K).

10.5
Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10-K.

10.6*	Image Sensing Systems, Inc. 2005 Stock Incentive Plan, incorporated by reference to Appendix A to ISS’ proxy statement filed with the SEC on April 19, 2005 (File No. 0-26056).

10.7
Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.8
Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.9
Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-26056).

10.10	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10-KSB.

10.11
Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated July 3, 2008 (File No. 0-26056).

10.12
Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.13
Loan Agreement dated May 1, 2008 (2008 Loan Agreement) by and between ISS and Associated Bank, National Association (Associated Bank), incorporated by reference to Exhibit 10.19 to ISS’ Registration Statement on Form S-1 filed on May 12, 2008 (Registration No. 333-150852) (Form S-1).

10.14	Security Agreement dated May 1, 2008 by and between ISS and Associated Bank, incorporated by reference to Exhibit 10.20 to ISS’ Form S-1.

10.15	Promissory Note (Line of Credit) dated May 1, 2008 in the original principal amount of $5,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.21 to ISS’ Form S-1.

10.16	Promissory Note (Loan) dated May 1, 2008 in the original principal amount of $3,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.22 to ISS’ Form S-1.

10.17
Modification Agreement dated December 28, 2009 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-26056) (2009 Form 10-K).

10.18	Promissory Note (Loan) dated December 28, 2009 in the original principal amount of $4,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.19 to the 2009 Form 10-K.

10.19
Lease dated February 1, 2010 between Image Sensing Systems UK Limited and Nortrust Nominees Limited, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-26056).

10.20
Third Modification Agreement dated December 28, 2010 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.21 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-26056).

10.21
Fourth Modification Agreement dated December 22, 2011 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 22, 2011 (File No. 0-26056).

10.22
Fifth Modification Agreement dated December 24, 2012 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 24, 2012 (File No. 0-26056).

10.23*
Employment Agreement between ISS and Kris B. Tufto dated October 30, 2012, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 0-26056).

10.24*
Employment Agreement between ISS and Dale E. Parker dated June 30, 2013, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 0-26056).

10.25**
Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014, incorporated by reference to Exhibit 10.26 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-26056).

55

10.26
Amended and Restated Employment Agreement dated as of April 23, 2014 by and between ISS and Kris B. Tufto, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 0-26956) (March 31, 2014 Form 10-Q).

10.27	Amended and Restated Employment Agreement dated as of April 22, 2014 by and between ISS and Dale E. Parker, incorporated by reference to Exhibit 10.2 to ISS’ March 31, 2014 Form 10-Q.

10.28	Commitment Letter effective as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.3 to ISS’ March 31, 2014 Form 10-Q.

10.29	Security Agreement dated as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.4 to ISS’ March 31, 2014 Form 10-Q.

10.30	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.5 to ISS’ March 31, 2014 Form 10-Q.

10.31	Amendment to Commitment Letter dated as of March 16, 2015 by and between ISS and Alliance Bank (filed herewith).

10.32	Amendment to Promissory Note effective as of March 16, 2015 issued by ISS to Alliance Bank (filed herewith).

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

