Form 10-Q
period 2015-03-31
IMAGE SENSING SYSTEMS INC
filed 2015-05-14
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.01 par value per share	5,005,803 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

Image Sensing Systems, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$884	$2,656
Accounts receivable, net of allowance for doubtful accounts of $147 and $516, respectively	4,525	4,219
Inventories	1,980	2,234
Prepaid expenses and other current assets	641	871
Total current assets	8,030	9,980

Property and equipment:
Furniture and fixtures	619	620
Leasehold improvements	562	556
Equipment	3,886	3,964
	5,067	5,140
Accumulated depreciation	4,282	4,279
	785	861

Intangible assets, net	3,570	3,987
Deferred income taxes	59	62
TOTAL ASSETS	$12,444	$14,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,707	$3,315
Warranty and other current liabilities	1,789	2,096
Accrued compensation	604	687
Accrued restructuring	32	216
Total current liabilities	5,132	6,314

Deferred income taxes	157	165
Other long-term liabilities	104	91

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,005,803 and 4,995,963 issued and outstanding, respectively	49	49
Additional paid-in capital	23,622	23,547
Accumulated other comprehensive loss	(335)	(158)
Accumulated deficit	(16,285)	(15,118)
Total shareholders’ equity	7,051	8,320
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,444	$14,890

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2015	2014
Revenue:
Product sales	$2,328	$1,898
Royalties	2,011	2,424
	4,339	4,322
Cost of revenue:
Product sales	1,019	1,205
	1,019	1,205
Gross profit	3,320	3,117

Operating expenses:
Selling, marketing and product support	1,415	2,720
General and administrative	1,478	1,372
Research and development	1,077	1,816
Amortization of intangible assets	381	389
Restructuring	119	460
Investigation matter	—	116
	4,470	6,873
Loss from operations	(1,150)	(3,756)

Other, net	(1)	(1)
Loss before income taxes	(1,151)	(3,757)
Income tax expense	16	—
Net loss	$(1,167)	$(3,757)
Net loss per share:
Basic	$(0.23)	$(0.76)
Diluted	$(0.23)	$(0.76)

Weighted average number of common shares outstanding:
Basic	4,999	4,976
Diluted	4,999	4,976

See accompanying notes to the condensed consolidated financial statements.

4

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three-Month Periods Ended March 31,
	2015	2014
Loss before income taxes	$(1,167)	$(3,757)
Other comprehensive income (loss):
Foreign currency translation adjustment	(177)	30
Comprehensive loss	$(1,344)	$(3,727)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three-Month Periods Ended March 31,
	2015	2014
Operating activities:
Net loss	$(1,167)	$(3,757)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	87	153
Amortization	381	389
Stock-based compensation	75	87
Changes in operating assets and liabilities:
Accounts receivable, net	(306)	967
Inventories	254	218
Prepaid expenses and current assets	233	259
Accounts payable	(608)	(683)
Accrued expenses and other liabilities	(561)	(868)
Net cash used for operating activities	(1,612)	(3,235)

Investing activities:
Purchases of property and equipment	(28)	(81)
Sales and maturities of marketable securities	—	2,639
Net cash provided by (used for) investing activities	(28)	2,558

Effect of exchange rate on changes on cash	(132)	43
Decrease in cash and cash equivalents	(1,772)	(634)

Cash and cash equivalents at beginning of period	2,656	3,564
Cash and cash equivalents at end of period	$884	$2,930

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2015

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

Operating results for the three-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.

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

Intangible Assets
Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both March 31, 2015 and December 31, 2014, we determined there was no impairment of intangible assets. At both March 31, 2015 and December 31, 2014, there were no indefinite-lived intangible assets.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Components	$1,563	$1,760
Finished goods	417	474
	$1,980	$2,234

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2015
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$8,086	$(5,918)	$2,168	2.4
Trade names	3,267	(2,431)	836	3.3
Other intangible assets	1,706	(1,140)	566	1.9
Total	$13,059	$(9,489)	$3,570	2.4

	December 31, 2014
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$8,114	$(5,666)	$2,448	2.6
Trade names	3,267	(2,367)	900	3.5
Other intangible assets	1,777	(1,138)	639	2.2
Total	$13,158	$(9,171)	$3,987	2.7

Note F: Credit Facilities

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 12, 2015 to April 1, 2016. At March 31, 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to this credit facility effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

Note G: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2015	2014

Beginning balance	$966	$934
Warranty provisions	44	50
Warranty claims	(118)	(81)
Adjustments to preexisting warranties	(24)	(121)
Ending balance	$868	$782

Note H: Stock-Based Compensation

We compensate officers, directors and key employees with stock-based compensation under stock option and incentive plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of nine to ten years.

Performance stock options are time based; however, the final number of awards earned and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately vest ranges from 90% to 100% of the targeted amount if the minimum performance target is achieved. For performance stock awards granted in 2015, the performance target is revenue. We evaluate the likelihood of meeting the performance target at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each performance target.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2015 and 2014 was $75,000 and $87,000, respectively. At March 31, 2015, a total of 550,649 shares were available for grant under the Company’s stock option and incentive plans.

Stock Options

A summary of the option activity for the first three months of 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	354,000	$6.30	7.0	$—
Granted	50,000	$2.73	5.0	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(53,500)	$5.56	—	$—

Options outstanding at March 31, 2015	350,500	$5.91	7.1	$—
Options exercisable at March 31, 2015	129,000	$7.75	4.5	$—

There were no options exercised during the three-month periods ended March 31, 2015 and March 31, 2014. As of March 31, 2015, there was $398,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.5 years.

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended March 31, 2015, there were stock awards issued for 9,840 shares with a weighted-average grant date fair value of $2.54.

Note I: Loss per Common Share

Net loss per share is computed by dividing net loss by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net loss per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 556,989 and 220,555 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2015 and 2014, respectively. The potentially dilutive effect of common shares subject to certain outstanding stock options is determined based on net loss. A reconciliation of these amounts is as follows (dollar amounts in thousands except per share data):

	Three-Month Periods Ended March 31,
	2015	2014
Numerator:
Net loss	$(1,167)	$(3,757)
Denominator:
Weighted average common shares outstanding	4,999	4,976
Dilutive potential common shares	—	—
Shares used in diluted net loss per common share calculations	4,999	4,976
Basic net loss per common share	$(0.23)	$(0.76)
Diluted net loss per common share	$(0.23)	$(0.76)

Note J: Segment Information

The Company’s Interim Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into three reportable segments: Intersection, Highway and License Plate Recognition (“LPR”). Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The Autoscope® radar is our radar product line, and revenue consists of international and North American product sales as well as a portion of royalties (all of which are received from Econolite). Radar products are normally sold in the Highway segment. Autoscope® license plate recognition is our LPR product line. All segment revenues are derived from external customers.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the three months ended March 31, 2015
	Intersection	Highway	LPR	Total

Revenue	$2,161	$1,066	$1,112	$4,339
Gross profit	2,060	580	680	3,320
Amortization of intangible assets	—	122	259	381
Intangible assets	—	332	3,238	3,570

	For the three months ended March 31, 2014
	Intersection	Highway	LPR	Total

Revenue	$2,183	$1,075	$1,064	$4,322
Gross profit	2,105	678	334	3,117
Amortization of intangible assets	—	122	267	389
Intangible assets	—	820	5,265	6,085

Note K: Restructuring

In the fourth quarter of 2014, the Company implemented restructuring plans to close our offices in Asia. Because of these actions, restructuring charges of approximately $119,000 were recorded in the first quarter of 2015 related to employee terminations.

The following table shows the restructuring activity for the three months ended March 31, 2015 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2015	$190	$26	$216
Charges	119	—	119
Payments/settlements	(295)	(8)	(303)
Balance at March 31, 2015	$14	$18	$32

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to facilities and employee terminations.

The following table shows the restructuring activity for the three months ended March 31, 2014 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2014	$—	$—	$—
Charges	60	400	460
Payments/settlements	(45)	(177)	(222)
Balance at March 31, 2014	$15	$223	$238

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

15

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope® video and Autoscope® radar (from July 24, 2012 until July 14, 2014) systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our Autoscope® radar (before July 24, 2012 and after July 14, 2014) and LPR systems in the United States, Mexico, Canada and the Caribbean and all of our systems in Europe and Asia. On July 14, 2014, we announced the transfer of North American marketing and manufacturing of the Autoscope® radar product line from Econolite to Image Sensing Systems, ending our royalty agreement with Econolite for radar sales. Autoscope® video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Non-GAAP Operating Measure. We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of amortizing intangible assets, depreciation, and may exclude other non-recurring items. Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net loss to non-GAAP net loss are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2015	2014

Loss from operations	$(1,150)	$(3,756)
Adjustments to reconcile to non-GAAP net loss
Amortization of intangible assets	381	389
Depreciation	87	153
Restructuring charges	119	460
Investigation matter	—	116
Non-GAAP net loss	$(563)	$(2,638)

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

Financial information by reportable segment for the three-month periods ended March 31, 2015 and 2014 is summarized as follows (in thousands):

	For the three months ended March 31, 2015
	Intersection	Highway	LPR	Total

Revenue	$2,161	$1,066	$1,112	$4,339
Gross profit	2,060	580	680	3,320
Amortization of intangible assets	—	122	259	381
Intangible assets	—	332	3,238	3,570

	For the three months ended March 31, 2014
	Intersection	Highway	LPR	Total

Revenue	$2,183	$1,075	$1,064	$4,322
Gross profit	2,105	678	334	3,117
Amortization of intangible assets	—	122	267	389
Intangible assets	—	820	5,265	6,085

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross margin on product sales and royalties as a percentage of product sales and royalties, respectively.

			Quarter
	Three-Month Periods Ended March 31,		Over Quarter
	2015	2014	Change
Product sales	53.7%	43.9%	22.7%
Royalties	46.3	56.1	(17.0)
Total revenue	100.0	100.0	0.4
Gross profit - product sales	56.2	36.5	88.9
Gross profit - royalties	100.0	100.0	(17.0)
Selling, marketing and product support	32.6	62.9	(48.0)
General and administrative	34.1	31.7	7.7
Research and development	24.8	42.0	(40.7)
Amortization of intangible assets	8.8	9.0	(2.1)
Restructuring	2.7	10.6	(74.1)
Investigation matter	—	2.7	(100.0)
Loss from operations	(26.5)	(86.9)	(69.4)
Income tax expense (benefit)	0.4	—	-
Net loss	(26.9)	(86.9)	(68.9)

Total revenue was $4.3 million in the three month periods ended March 31, 2015 and 2014. Royalty income decreased to $2.0 million in the first quarter of 2015 from $2.4 million in the first quarter of 2014, a decrease of 17.0%. The decrease in royalties was the result of a decrease in Autoscope® video system sales under the Econolite agreement and the transition of Autoscope® radar product sales from Econolite to the Company. Autoscope® video royalties were nominally lower in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of lower unit volume. Product sales increased to $2.3 million in the first quarter of 2015 from $1.9 million in the first quarter of 2014, an increase of 22.7%. The increase in product sales was mainly due to higher sales volume of Autoscope® radar sales in North America due to the previously discussed radar transition, partially offset by lower sales volume in Asia because of the previously announced office closure.

Revenue for the Intersection segment remained consistent at $2.2 million in the first three months ended March 31, 2015 and 2014.

Revenue for the Highway segment was $1.1 million in the first quarter of 2015 and 2014

Revenue for the LPR segment was $1.1 million in the three-month periods ended March 31, 2015 and 2014.

Gross profit for product sales increased to 56.2% in the three months ended March 31, 2015 from 36.5% in the three months ended March 31, 2014. Gross profit for the LPR product line have historically been lower than gross profit for the Intersection and Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Generally, lower sales volumes of Highway or LPR products will reduce gross profit because of fixed manufacturing costs for these products. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be higher in 2015 as compared to 2014, while we expect royalty gross profit will be 100% in 2015.

Selling, marketing and product support expense decreased to $1.4 million or 32.6% of total revenue in the first three months of 2015 from $2.7 million or 62.9% of total revenue in the first three months of 2014. Our selling, marketing and product support expense decreased mainly due to cost reductions made during the quarter, which were partially offset by royalties due to Econolite for orders that were received by Econolite but fulfilled by Image Sensing Systems. We anticipate that annual selling, marketing and product support expense will decrease in dollar amount in 2015 as compared to 2014.

General and administrative expense increased to $1.5 million for the three months ended March 31, 2015 from $1.4 million for the same period in 2014. General and administrative expense increased as a percentage of revenue to 34.1% in the first quarter of 2015 from 31.7% in the first quarter of 2014. Overall we anticipate that annual general and administrative expenses will decrease in 2015 as compared to 2014.

Research and development expense decreased to $1.1 million or 24.8% of total revenue in the three-month period ended March 31, 2015 from $1.8 million or 42.0% of total revenue in the three-month period ended March 31, 2014. The decrease is primarily driven by investment as it relates to current and anticipated research and development projects in 2015. We anticipate that research and development expense will decrease in 2015 compared to 2014.

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to the closure of facilities and employee terminations. In the fourth quarter of 2014, the Company implemented restructuring plans to close our offices in Asia. Because of these actions, additional restructuring charges of approximately $119,000 were recorded in the first quarter of 2015. We expect costs related to our Asia office closures to be de minimis in future periods.

Amortization of intangibles was $381,000 in the first three months of 2015 compared to $389,000 in the first three months of 2014 and reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.5 million in 2015.

We recorded income tax expense of $16,000, or 1.4% of pretax loss, for the three months ended March 31, 2015. There was no income tax expense recorded for the three months ended March 31, 2014. Certain jurisdictions have net operating loss carry forwards.

Liquidity and Capital Resources

At March 31, 2015, we had $884,000 in cash and cash equivalents compared to $2.7 million in cash and cash equivalents at December 31, 2014. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in operating activities was $1.6 million in the first three months of 2015 compared to cash used in operating activities of $3.2 million in the same period in 2014. The primary reason for the decrease in cash was the loss for the first three months of 2015, the timing of the collection of outstanding receivables, as well as timing of the payment of outstanding payables, partially offset by the conversion of inventory. We anticipate that average receivable collection days in 2015 will improve from 2014 but that the improvement will not have a material impact on our liquidity.

Net cash provided by investing activities was $28,000 for the first three months of 2015 compared to cash provided by investing activities of $2.6 million in the first three months of 2014. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2015.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 12, 2015 to April 1, 2016. At March 31, 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to this credit facility effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

We believe that cash and cash equivalents on hand at March 31, 2015, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2015 set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as “expects,” “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	our historical dependence on a single product for most of our revenue;

●	budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

●	the continuing ability of Econolite to pay royalties owed;

●	the mix of and margin on the products we sell;

●	our dependence on third parties for manufacturing and marketing our products;

●	our dependence on single-source suppliers to meet manufacturing needs;

●	our failure to secure adequate protection for our intellectual property rights;

●	our inability to develop new applications and product enhancements;

●	the potential disruptive effect on the markets we serve of new and emerging technologies and applications, including vehicle to vehicle communications;

●	unanticipated delays, costs and expenses inherent in the development and marketing of new products;

●	our inability to respond to low-cost local competitors in Asia and elsewhere;

●	our inability to properly manage any growth in revenue and/or production requirements;

●	the influence over our voting stock by affiliates;

●	our inability to hire and retain key scientific and technical personnel;

●	the effects of legal matters in which we may become involved;

●	our inability to achieve and maintain effective internal controls;

●	our inability to successfully integrate acquisitions;

●	political and economic instability, including continuing volatility in the economic environment of the European Union;

●	our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

●	conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.         Risk Factors

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015:

Exhibit Number	Description

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 14, 2015	By:	/s/ Dale E. Parker
Dale E. Parker
Interim President, Interim Chief Executive Officer and
Chief Financial Officer
(Interim Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
23

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

