Form 10-Q
period 2015-06-30
IMAGE SENSING SYSTEMS INC
filed 2015-08-11
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2015
Common Stock, $0.01 par value per share	5,013,663 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$575	$2,656
Accounts receivable, net of allowance for doubtful accounts of $106 and $516, respectively	5,102	4,219
Inventories	2,204	2,234
Prepaid expenses and other current assets	648	871
Total current assets	8,529	9,980

Property and equipment:
Furniture and fixtures	651	620
Leasehold improvements	575	556
Equipment	3,925	3,964
	5,151	5,140
Accumulated depreciation	4,410	4,279
	741	861

Intangible assets, net	3,228	3,987
Deferred income taxes	61	62
TOTAL ASSETS	$12,559	$14,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,145	$3,315
Warranty and other current liabilities	2,623	2,783
Accrued restructuring	—	216
Total current liabilities	5,768	6,314

Deferred income taxes	166	165
Other long-term liabilities	80	91

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,013,663 and 4,995,963 issued and outstanding, respectively	50	49
Additional paid-in capital	23,698	23,547
Accumulated other comprehensive loss	(177)	(158)
Accumulated deficit	(17,026)	(15,118)
Total shareholders’ equity	6,545	8,320
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,559	$14,890

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Revenue:
Product sales	$2,572	$2,651	$4,900	$4,549
Royalties	2,609	3,287	4,620	5,711
	5,181	5,938	9,520	10,260
Cost of revenue:
Product sales	977	1,675	1,996	2,880
	977	1,675	1,996	2,880
Gross profit	4,204	4,263	7,524	7,380

Operating expenses:
Selling, marketing and product support	1,322	2,471	2,737	5,191
General and administrative	1,390	1,498	2,762	2,870
Research and development	1,123	1,423	2,200	3,239
Amortization of intangible assets	382	393	763	782
Sale of business unit	751	—	857	—
Restructuring	—	—	119	460
Investigation matter	—	36	—	152
	4,968	5,821	9,438	12,694
Loss from operations	(764)	(1,558)	(1,914)	(5,314)

Other, net	30	15	29	14
Loss before income taxes	(734)	(1,543)	(1,885)	(5,300)
Income tax expense (benefit)	8	(10)	24	(10)
Net loss	$(742)	$(1,533)	$(1,909)	$(5,290)
Net loss per share:
Basic	$(0.15)	$(0.31)	$(0.38)	$(1.06)
Diluted	$(0.15)	$(0.31)	$(0.38)	$(1.06)

Weighted average number of common shares outstanding:
Basic	5,008	4,980	5,003	4,978
Diluted	5,008	4,980	5,003	4,978

See accompanying notes to the condensed consolidated financial statements.

4

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Loss before income taxes	$(742)	$(1,533)	$(1,909)	$(5,290)
Other comprehensive income (loss):
Foreign currency translation adjustment	158	184	(19)	215
Comprehensive loss	$(584)	$(1,349)	$(1,928)	$(5,075)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six-Month Periods Ended June 30,
	2015	2014
Operating activities:
Net loss	$(1,909)	$(5,290)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	173	298
Amortization	763	782
Stock-based compensation	151	186
Loss on disposal of assets	4	—
Changes in operating assets and liabilities:
Accounts receivable, net	(883)	266
Inventories	30	20
Prepaid expenses and current assets	223	173
Accounts payable	(170)	801
Accrued expenses and other liabilities	(382)	(820)
Net cash used for operating activities	(2,000)	(3,584)

Investing activities:
Purchases of property and equipment	(62)	(196)
Sales and maturities of marketable securities	—	2,639
Capitalized software development costs	—	(42)
Net cash provided by (used for) investing activities	(62)	2,401

Effect of exchange rate on changes on cash	(19)	195
Decrease in cash and cash equivalents	(2,081)	(988)

Cash and cash equivalents at beginning of period	2,656	3,564
Cash and cash equivalents at end of period	$575	$2,576

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

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

Operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.

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

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both June 30, 2015 and December 31, 2014, we determined there was no impairment of intangible assets. At both June 30, 2015 and December 31, 2014, there were no indefinite-lived intangible assets.

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

On July 9, 2015, FASB affirmed its proposal to defer the effective date of ASU 2014-09 for all entities by one year. As a result, public business entities, certain not-for-profit entities, and certain employee benefit plans will apply the new revenue standard to annual reporting periods beginning after December 15, 2017. All other entities will apply the new revenue standard to annual reporting periods beginning after December 15, 2018. Additionally, FASB affirmed its proposal to permit all entities to apply ASU 2014-09 early, but not before the original effective date for public business entities, certain not-for-profit entities, and certain employee benefit plans (that is, annual periods beginning after December 15, 2016). Entities choosing to implement early will apply the new revenue standard to all interim reporting periods within the year of adoption.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Components	$1,742	$1,760
Finished goods	462	474
	$2,204	$2,234

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2015
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$8,121	(6,219)	$1,902	2.2
Trade names	3,267	(2,495)	772	3.0
Other intangible assets	1,796	(1,242)	554	1.7
Total	$13,184	$(9,956)	$3,228	2.2

	December 31, 2014
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$8,114	$(5,666)	$2,448	2.6
Trade names	3,267	(2,367)	900	3.5
Other intangible assets	1,777	(1,138)	639	2.2
Total	$13,158	$(9,171)	$3,987	2.7

Note F: Credit Facilities

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 12, 2015 to April 1, 2016. At June 30, 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

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

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended
	June 30,
	2015	2014
Beginning balance	$966	$934
Warranty provisions	59	53
Warranty claims	(103)	(173)
Adjustments to preexisting warranties	(151)	(81)
Ending balance	$771	$733

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

Performance stock options are time based; however, the final number of awards earned and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately vest ranges from 90% to 100% of the targeted amount if the minimum performance target is achieved. For performance stock awards granted in 2015, the performance target is operating income. We evaluate the likelihood of meeting the performance target at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each performance target.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2015 and 2014 was $76,000 and $99,000, respectively. Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2015 and 2014 was $151,000 and $186,000, respectively. At June 30, 2015, a total of 392,140 shares were available for grant under the Company’s stock option and incentive plan.

Stock Options

A summary of the option activity for the first six months of 2015 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Options outstanding at December 31, 2014	354,000	$6.30	7.0	$—
Granted	50,000	$2.73	5.0	$—
Exercised	—	$—	—	$—
Expired	(3,000)	$9.22	—	$—
Forfeited	(54,000)	$5.57	—	$—

Options outstanding at June 30, 2015	347,000	$5.88	6.9	$37,000
Options exercisable at June 30, 2015	155,750	$7.23	5.2	$—

There were no options exercised during the three-month and six-month periods ended June 30, 2015 and June 30, 2014. As of June 30, 2015, there was $347,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.3 years.

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended June 30, 2015, there were stock awards issued for 7,860 shares with a weighted-average grant date fair value of $3.18. For the six months ended June 30, 2015, there were stock awards issued for 17,700 shares with a weighted-average grand date fair value of $2.82.

Note I: Loss per Common Share

Net loss per share is computed by dividing net loss by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net loss per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 351,000 and 343,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2015 and 2014, respectively, and 557,000 and 337,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the six-month periods ended June 30, 2015 and 2014, respectively. The potentially dilutive effect of common shares subject to certain outstanding stock options is determined based on net loss. A reconciliation of these amounts is as follows (dollar amounts in thousands except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(742)	$(1,533)	$(1,909)	$(5,290)
Denominator:
Weighted average common shares outstanding	5,008	4,980	5,003	4,978
Dilutive potential common shares	—	—	—	—
Shares used in diluted net loss per common share calculations	5,008	4,980	5,003	4,978
Basic net loss per common share	$(0.15)	$(0.31)	$(0.38)	$(1.06)
Diluted net loss per common share	$(0.15)	$(0.31)	$(0.38)	$(1.06)

Note J: Segment Information

The Company’s Interim Chief Executive Officer and management regularly review financial information for the Company’s three discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into three reportable segments: Intersection, Highway and License Plate Recognition (“LPR”). Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. RTMS® is our radar product line, and revenue consists of international and North American product sales as well as a portion of royalties (all of which are received from Econolite). Radar products are normally sold in the Highway segment. Until July 9, 2015, Autoscope® license plate recognition was our LPR product line. All segment revenues are derived from external customers. As described in Note M to these Notes to the Condensed Consolidated Financial Statements, effective on July 9, 2015, we sold our LPR business.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		LPR		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	$3,189	$3,625	$1,218	$1,094	$774	$1,219	$5,181	$5,938
Gross profit	2,768	3,242	783	488	653	533	4,204	4,263
Amortization of intangible assets	—	—	122	121	260	272	382	393
Intangible assets	—	—	210	698	3,018	5,065	3,228	5,763

	Six Months Ended June 30,
	Intersection		Highway		LPR		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	$5,350	$5,808	$2,284	$2,169	$1,886	$2,283	$9,520	$10,260
Gross profit	4,828	5,347	1,363	1,166	1,333	867	7,524	7,380
Amortization of intangible assets	—	—	244	244	519	538	763	782
Intangible assets	—	—	210	698	3,018	5,065	3,228	5,763

Note K: Restructuring

In the fourth quarter of 2014, the Company implemented restructuring plans to close our offices in Asia. Because of these actions, restructuring charges of approximately $119,000 were recorded in the first six months of 2015 related to employee terminations.

The following table shows the restructuring activity for 2015 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2015	$190	$26	$216
Charges	119	—	119
Payments/settlements	(295)	(8)	(303)
Balance at March 31, 2015	$14	$18	$32

Payments/settlements	(14)	(18)	(32)
Balance at June 30, 2015	$—	$—	$—

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

Note M: Subsequent Events

On July 9, 2015, we announced the sale of our LPR business to TagMaster A.B. (“TagMaster”) located in Stockholm, Sweden, for the purchase price of $4.2 million in cash. As of July 9, 2015, the LPR business, including all products and solutions, transitioned to TagMaster. We have included a pro forma statement of operations as if the disposition occurred on April 1, 2015.

The following unaudited pro forma statement of operations gives effect to the disposition of the Image Sensing Systems LPR business segment and any associated transaction costs incurred in the second quarter as if the disposition occurred on April 1, 2015. The pro forma adjustments, described in the related notes, are based on the best available information and certain assumptions that ISS management believes are reasonable.

The unaudited consolidated pro forma statement of operations is presented for illustrative purposes only and does not purport to be indicative of the operating results that would have occurred if the transaction described above had occurred as presented in such statement. For example, this financial information does not reflect any potential earnings or other impacts from the use of the proceeds from the disposition or cost reductions previously allocated corporate costs and potential subsequent restructuring charges.

Image Sensing Systems, Inc.

Unaudited Pro Forma Consolidated Statement of Operations for the three months Ended June 30, 2015

(in thousands, except per share data)

	Image Sensing Systems Consolidated Historical	Pro Forma Adjustments LPR Disposition		Image Sensing Systems Pro Forma Consolidated

Consolidated Statement of Operations Data:
Revenue:
Product sales	$2,572	$774	(a)	$1,798
Royalties	2,609	—		2,609
	5,181	774		4,407
Cost of revenue:
Product sales	977	121	(a)	856
	977	121		856
Gross profit	4,204	653		3,551

Operating expenses:
Selling, marketing and product support	1,322	466	(b)	856
General and administrative	1,390	410	(b)	980
Research and development	1,123	164	(b)	959
Amortization of intangible assets	382	259	(b)	123
LPR business unit sale costs	751	751	(c)	—
	4,968	2,050		2,918
Income (Loss) from operations	(764)	(1,397)		633

Other expense, net	30	—		30
Loss before income taxes	(734)	(1,397)		663
Income tax expense	8	—		8
Net income (loss)	$(742)	$(1,397)		$655

Net loss per share:
Basic	$(0.15)	$(0.28)		$0.13
Diluted	$(0.15)	$(0.28)		$0.13

Weighted average number of common shares outstanding:
Basic	5,008	5,008		5,008
Diluted	5,008	5,008		5,008

Notes:
(a)	Represents the decrease of LPR revenue and cost of sales as if the divestiture occurred on April 1, 2015.
(b)	Represents the pro forma decrease of operating cost as if the LPR divestiture occurred on April 1, 2015.
(c)	Represents the LPR business unit sale costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System, RTMS® Detection System and, until July 9, 2015, Autoscope® License Plate Recognition (“LPR”) System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels and by parking and toll managers and law enforcement officials to read license plates for various safety, security, access and enforcement LPR applications.

Autoscope® video systems are sold to distributors and end users of traffic management products in the United States, Mexico, Canada and the Caribbean by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. Until July 9, 2015, we sold LPR systems to distributors and end users in the United States, Canada and Mexico. We sell all of our systems to distributors and end users in Europe and Asia through our subsidiaries. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

RTMS® Radar Business Model Change. From July 24, 2012 until July 14, 2014, our RTMS systems also were sold by Econolite in the United States, Mexico, Canada and the Caribbean under the same arrangement as Econolite sold our Autoscope® video systems. Effective July 14, 2014, the marketing, manufacturing and distribution of the RTMS® radar product line in these regions transitioned from Econolite to the Company.

Sale of LPR Business. On July 9, 2015, we closed the sale of our LPR business to TagMaster A.B. (“TagMaster”) for the purchase price of $4.2 million in cash under the Share and Asset Sale and Purchase Agreement dated July 9, 2015 (the “SAPA”) by and among Image Sensing Systems, Inc.; Image Sensing Systems EMEA Limited, our wholly-owned subsidiary (“ISS EMEA”); and TagMaster. We incurred $751,000 and $857,000 in costs related to the sale in the three month and six month periods ended June 30, 2015, respectively, which were included in operating costs. We described the sale of the LPR business unit in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 10, 2015 and July 15, 2015.

A copy of the SAPA is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q. The representations, warranties and covenants of each of Image Sensing Systems, Inc., ISS EMEA and TagMaster contained in the SAPA have been made solely for the benefit of the parties to the SAPA. In addition, such representations, warranties and covenants have been made only for purposes of the SAPA; may have been qualified by confidential disclosures made by the parties in connection with the SAPA; are subject to materiality qualifications contained in the SAPA that may differ from what may be viewed as material by investors; were made only as of the date of the SAPA or such other date as is specified in the SAPA; and have been included in the SAPA for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the SAPA is included as an exhibit to this Quarterly Report on Form 10-Q only to provide investors with information regarding its terms and not to provide investors with any other factual information regarding the parties to the SAPA or their respective businesses. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties to the SAPA or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the SAPA, which subsequent information may or may not be fully reflected in the public disclosures by the parties or their subsidiaries. The SAPA should not be read alone but should instead be read in conjunction with any other information regarding the parties that is or will be contained in, or incorporated by reference into, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and documents that the parties file with the Securities and Exchange Commission.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope® video and RTMS® radar (from July 24, 2012 until July 14, 2014) systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS® radar (before July 24, 2012 and after July 14, 2014) and LPR systems in the United States, Mexico, Canada and the Caribbean (until July 9, 2015) and all of our systems in Europe and Asia. On July 14, 2014, we announced the transfer of North American marketing and manufacturing of the RTMS® radar product line from Econolite to Image Sensing Systems, ending our royalty agreement with Econolite for radar sales. Autoscope® video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Non-GAAP Operating Measure. We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of amortizing intangible assets and depreciation and may exclude other non-recurring items. Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net income (loss) to non-GAAP net income and loss are as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014

Loss from operations	$(764)	$(1,558)	$(1,914)	$(5,314)
Adjustments to reconcile to non-GAAP net loss
Amortization of intangible assets	382	393	763	782
Depreciation	85	145	173	298
Sale of business unit	751	—	857	—
Restructuring charges	—	—	119	460
Investigation matter	—	36	—	152
Non-GAAP net income (loss)	$454	$(984)	$(2)	$(3,622)

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

Segments. As of June 30, 2015, we operated in three reportable segments: Intersection, Highway and LPR. Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The RTMS® is our radar product line, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment. Until July 9, 2015, Autoscope® license plate recognition was our LPR product line. All segment revenues are derived from external customers. As described elsewhere in this Quarterly Report on 10-Q, effective on July 9, 2015, we sold our LPR business. As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		LPR		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	$3,189	$3,625	$1,218	$1,094	$774	$1,219	$5,181	$5,938
Gross profit	2,768	3,242	783	488	653	533	4,204	4,263
Amortization of intangible assets	—	—	122	121	260	272	382	393
Intangible assets	—	—	210	698	3,018	5,065	3,228	5,763

	Six Months Ended June 30,
	Intersection		Highway		LPR		Total
	2015	2014	2015	2014	2015	2014	2015	2014

Revenue	$5,350	$5,808	$2,284	$2,169	$1,886	$2,283	$9,520	$10,260
Gross profit	4,828	5,347	1,363	1,166	1,333	867	7,524	7,380
Amortization of intangible assets	—	—	244	244	519	538	763	782
Intangible assets	—	—	210	698	3,018	5,065	3,228	5,763

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

			Quarter
	Three-Month Periods Ended June 30,		Over Quarter
	2015	2014	Change
Product sales	49.6%	44.6%	(3.0)%
Royalties	50.4	55.4	(20.6)
Total revenue	100.0	100.0	(12.7)
Gross profit - product sales	62.0	36.8	63.4
Gross profit - royalties	100.0	100.0	(20.6)
Selling, marketing and product support	25.5	41.6	(46.5)
General and administrative	26.8	25.2	(7.2)
Research and development	21.7	24.0	(21.1)
Amortization of intangible assets	7.4	6.6	(2.8)
Sale of business unit	14.5	—	—
Investigation matter	—	0.6	(100.0)
Loss from operations	(14.7)	(26.2)	(51.0)
Income tax expense (benefit)	0.2	(0.2)	(180.0)
Net loss	(14.3)	(25.8)	(51.6)

			Period
	Six-Month Periods Ended		Over Period
	2015	2014	Change
Product sales	51.5%	44.3%	7.7%
Royalties	48.5	55.7	(19.1)
Total revenue	100.0	100.0	(7.2)
Gross profit - product sales	59.3	36.7	74.0
Gross profit - royalties	100.0	100.0	(19.1)
Selling, marketing and product support	28.8	50.6	(47.3)
General and administrative	29.0	28.0	(3.8)
Research and development	23.1	31.6	(32.1)
Amortization of intangible assets	8.0	7.6	(2.4)
Sale of business unit	9.0	—	—
Restructuring	1.3	4.5	(74.1)
Investigation matter	—	1.5	(100.0)
Loss from operations	(20.1)	(51.8)	(64.0)
Income tax expense (benefit)	0.3	(0.1)	(340.0)

Total revenue decreased to $5.2 million in the three month period ended June 30, 2015 from $5.9 million in the same period in 2014, a decrease of 12.7%, and to $9.5 million in the first half of 2015 from $10.3 million in the first half of 2014, a decrease of 7.2%. Royalty income decreased to $2.6 million in the second quarter of 2015 from $3.3 million in the second quarter of 2014, a decrease of 20.6%, and decreased to $4.6 million in the first half of 2015 from $5.7 million in the first half of 2014, a decrease of 19.1%. The decrease in royalties was the result of a decrease in Autoscope® video system sales under the Econolite agreement and the transition of RTMS® radar product sales from Econolite to the Company. Autoscope® video royalties were lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of lower unit volume.

Product sales decreased to $2.6 million in the second quarter of 2015 from $2.7 million in the second quarter of 2014, a decrease of 3.0%, and increased to $4.9 million in the first half of 2015 from $4.5 million in the same period in 2014, an increase of 7.7%. The increase in product sales was mainly due to higher sales volume of RTMS® radar sales in North America due to the previously discussed radar transition, partially offset by lower sales volume in Asia.

Revenue for the Intersection segment decreased to $3.2 million in the three-month period ended June 30, 2015 from $3.6 million in the three-month period ended June 30, 2014, a decrease of 12.0%. Revenue for the Intersection segment decreased to $5.3 million in the first six months of 2015 from $5.8 million in the first six months of 2014, a decrease of 7.9%. The decrease in revenue for the Intersection segment was mainly due to lower sales volume.

Revenue for the Highway segment increased to $1.2 million in the three-month period ended June 30, 2015 from $1.1 million in the three-month period ended June 30, 2014, an increase of 11.3%. Revenue for the Highway segment increased to $2.3 million in the first six months of 2015 from $2.2 million in the first six months of 2014, an increase of 5.3%. The nominal increase in revenue for the Highway segment was due mainly to the transition of North American Highway sales from Econolite back to Image Sensing Systems in the third quarter of 2014. This transition resulted in the direct sale of product sales to customers instead of a royalty from Econolite.

Revenue for the LPR segment decreased to $774,000 in the period ended June 30, 2015 from $1.2 million in the same period for 2014, a decrease of 36.5%, and decreased to $1.9 million in the first half of 2015 from $2.3 million in the first half of 2014, a decrease of 17.3%. The decrease in revenue for the LPR segment is due to lower sales volume.

Gross profit for product sales increased to 62.0% in the three months ended June 30, 2015 from 36.8% in the three months ended June 30, 2014 and increased to 59.3% in the first six months of 2015 from 36.7% in the first six months of 2014. Gross profit for the LPR product line has historically been lower than gross profit for the Intersection and Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Generally, lower sales volumes of Highway or LPR products will reduce gross profit because of fixed manufacturing costs for these products. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be higher in 2015 as compared to 2014, while we expect royalty gross profit will be 100% in 2015.

Selling, marketing and product support expense decreased to $1.3 million or 25.5% of total revenue in the second quarter of 2015 from $2.5 million or 41.6% of total revenue in the second quarter of 2014, and decreased to $2.8 million or 28.8% of total revenue in the first six months of 2015 from $5.2 million or 50.6% of total revenue in the first six months of 2014. Our selling, marketing and product support expense decreased mainly due to cost reductions, which were partially offset by royalties due to Econolite for orders that were received by Econolite but fulfilled by Image Sensing Systems. We anticipate that annual selling, marketing and product support expense will decrease in dollar amount in 2015 as compared to 2014.

General and administrative expense decreased to $1.4 million or 26.8% of total revenue for the three months ended June 30, 2015 from $1.5 million or 25.2% of total revenue for the three months ended June 30, 2014, and decreased to $2.8 million or 29.0% of total revenue for the first half of 2015 from $2.9 million or 28.0% of total revenue in the first half of 2014. Overall we anticipate that annual general and administrative expenses will decrease in 2015 as compared to 2014.

Research and development expense decreased to $1.1 million or 21.7% of total revenue in the three-month period ended June 30, 2015 from $1.5 million or 24.0% of total revenue in the three-month period ended June 30, 2014, and decreased to $2.2 million or 23.1% of total revenue in the first six months of 2015 from $3.2 million or 31.6% of total revenue in the first six months of 2014. The decrease is primarily driven by investment as it relates to current and anticipated research and development projects in 2015. We anticipate that research and development expense will decrease in 2015 compared to 2014.

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

Amortization of intangibles was $382,000 in the second quarter of 2015 and $763,000 in the first half of 2015 compared to $393,000 in the second quarter of 2014 and $782,000 in the first half of 2014. This reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $1.5 million in 2015.

In the three-month and six-month periods ended June 30, 2015, we incurred $751,000 and $857,000, respectively, in costs related to the sale of our LPR business unit. We incurred no such costs in the first quarter or first half of 2014.

We recorded income tax expense of $8,000, or 1.1% of pretax loss, for the three months ended June 30, 2015, and income tax expense of $24,000, or 1.3% of pretax loss, for the six months ended June 30, 2015. We recorded an income tax benefit of $10,000 for the three and six months ended June 30, 2014. Certain jurisdictions have net operating loss carry forwards.

Liquidity and Capital Resources

At June 30, 2015, we had $575,000 in cash and cash equivalents compared to $2.7 million in cash and cash equivalents at December 31, 2014. On July 9, 2015, we closed on the sale of our LPR business unit for the purchase price of $4.2 million in cash. We plan to use the cash from the sale to strengthen our balance sheet and invest in our Autoscope video detection and RTMS® radar detection products and solutions. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in operating activities was $2.0 million in the first six months of 2015 compared to cash used in operating activities of $3.6 million in the same period in 2014. The primary reason for the decrease in cash was the loss for the first six months of 2015, the timing of the collection of outstanding receivables, as well as timing of the payment of outstanding payables, partially offset by the conversion of inventory. We anticipate that average receivable collection days in 2015 will improve from 2014 but that the improvement will not have a material impact on our liquidity.

Net cash used in investing activities was $62,000 for the first half of 2015 compared to cash provided by investing activities of $2.4 million in the same period in 2014. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2015.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 12, 2015 to April 1, 2016. At June 30, 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to this credit facility effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

We believe that cash and cash equivalents on hand at June 30, 2015, the cash received from the sale of our LPR business unit on July 9, 2015, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2015 set forth elsewhere in this Quarterly Report on Form 10-Q are the same as those described in our Annual Report on Form 10-K.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015:

Exhibit Number	Description

2.1	Share and Asset Sale and Purchase Agreement dated as of July 9, 2015 among Image Sensing Systems, Inc., Image Sensing Systems EMEA Limited and TagMaster AB (“SAPA”). (Pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, certain schedules to the SAPA have not been filed, and the SAPA briefly identifies the contents of these schedules. Image Sensing Systems, Inc. hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon its request.)*

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

* Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Image Sensing Systems, Inc. with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 11, 2015	By:	/s/ Dale E. Parker
Dale E. Parker
Interim President, Interim Chief Executive Officer and
Chief Financial Officer
(Interim Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share and Asset Sale and Purchase Agreement dated as of July 9, 2015 among Image Sensing Systems, Inc., Image Sensing Systems EMEA Limited and TagMaster AB (“SAPA”). (Pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, certain schedules to the SAPA have not been filed, and the SAPA briefly identifies the contents of these schedules. Image Sensing Systems, Inc. hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon its request.)*

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

* Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Image Sensing Systems, Inc. with the Securities and Exchange Commission.

