Form 10-Q
period 2015-09-30
IMAGE SENSING SYSTEMS INC
filed 2015-11-12
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2015
Common Stock, $0.01 par value per share	5,019,715 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,681	$2,656
Accounts receivable, net of allowance for doubtful accounts of $138 and $311, respectively	3,380	2,534
Inventories	560	825
Prepaid expenses and other current assets	436	660
Total current assets	7,057	6,675

Property and equipment:
Furniture and fixtures	481	449
Leasehold improvements	427	406
Equipment	3,394	3,443
	4,302	4,298
Accumulated depreciation	3,738	3,601
	564	697

Intangible assets, net	709	454
Deferred income taxes	58	62
Discontinued operations assets	420	7,002
TOTAL ASSETS	$8,808	$14,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,508	$2,451
Warranty and other current liabilities	1,554	1,926
Accrued restructuring	—	216
Total current liabilities	3,062	4,593

Deferred income taxes	161	165
Other long-term liabilities	—	—
Discontinued operations liabilities	—	1,812

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,019,715 and 4,995,963 issued and outstanding, respectively	50	49
Additional paid-in capital	23,731	23,547
Accumulated other comprehensive loss	(244)	(158)
Accumulated deficit	(17,952)	(15,118)
Total shareholders’ equity	5,585	8,320
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,808	$14,890

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Revenue:
Product sales	$1,829	$3,627	$4,844	$5,893
Royalties	2,232	2,626	6,852	8,337
	4,061	6,253	11,696	14,230
Cost of revenue:
Product sales	941	1,927	2,384	3,391
	941	1,927	2,384	3,391
Gross profit	3,120	4,326	9,312	10,839

Operating expenses:
Selling, marketing and product support	538	1,257	2,266	3,858
General and administrative	1,142	1,123	2,888	3,044
Research and development	1,029	1,089	2,894	3,897
Amortization of intangible assets	123	122	367	366
Impairment of investment	—	150	—	150
Restructuring	—	—	119	460
Investigation matter	—	—	—	152
	2,832	3,741	8,534	11,927
Operating income (loss) from continuing operations	288	585	778	(1,088)
Other, net	(9)	10	20	22
Income (loss) from continuing operations before income taxes	279	595	798	(1,066)
Income tax expense (benefit)	(11)	(145)	13	(155)
Net income from continuing operations	290	740	785	(911)
Net loss from discontinued operations, net of tax (including 2015 loss on disposal of $1,081)	(1,215)	(1,293)	(3,619)	(4,930)
Net loss	$(925)	$(553)	$(2,834)	$(5,841)
Net income (loss) per share:
Basic
Continuing operations	$0.06	$0.15	$0.16	$(0.18)
Discontinued operations	$(0.24)	$(0.26)	$(0.72)	$(0.99)
Net basic earnings per share	$(0.18)	$(0.11)	$(0.56)	$(1.17)

Diluted
Continuing operations	$0.06	$0.15	$0.16	$(0.18)
Discontinued operations	$(0.24)	$(0.26)	$(0.72)	$(0.99)
Net diluted earnings per share	$(0.18)	$(0.11)	$(0.56)	$(1.17)

Weighted average number of common shares outstanding:
Basic	5,015	4,985	5,007	4,980
Diluted	5,015	4,985	5,007	4,980

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Net loss	$(925)	$(553)	$(2,834)	$(5,841)
Other comprehensive income (loss):
Foreign currency translation adjustment	(67)	724	(86)	(509)
Comprehensive income (loss)	$(992)	$171	$(2,920)	$(6,350)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$785	$(911)
Net loss from discontinued operations, net of tax	(3,619)	(4,930)
Net loss from continuing operations	(2,834)	(5,841)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	218	321
Amortization	367	366
Stock-based compensation	184	299
Loss on disposal of assets	4	150
Changes in operating assets and liabilities:
Accounts receivable, net	(847)	(1,487)
Inventories	265	(72)
Prepaid expenses and current assets	228	243
Accounts payable	(943)	1,186
Accrued expenses and other liabilities	(597)	(451)
Net cash used for continuing operating activities	(3,955)	(5,286)
Net cash provided by discontinuing operating activities	1,557	1,151
Net cash used in operating activities	(2,398)	(4,135)

Investing activities:
Purchases of property and equipment	(120)	(325)
Sales and maturities of marketable securities	—	2,639
Capitalized software development costs	(621)	—
Net cash provided by (used for) continuing investing activities	(741)	2,314
Net cash provided by (used for) discontinued investing activities	3,253	(49)
Net cash provided by (used for) investing activities	2,512	2,265

Effect of exchange rate on changes on cash	(90)	(474)
Increase (decrease) in cash and cash equivalents	25	(2,343)

Cash and cash equivalents at beginning of period	2,656	3,564
Cash and cash equivalents at end of period	$2,681	$1,221

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

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

Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.

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

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both September 30, 2015 and December 31, 2014, we determined there was no impairment of intangible assets. At both September 30, 2015 and December 31, 2014, there were no indefinite-lived intangible assets.

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

Note B: Divestiture of Automatic License Plate Recognition Business

On July 9, 2015, the Company entered into a share and asset sales purchase agreement (the share and asset purchase agreement, “SAPA”) with TagMaster AB (the “Buyer”). Under the terms of the SAPA, the Company and Image Sensing Systems EMEA Limited, a wholly-owned subsidiary of the Company (“ISS EMEA”), sold to the Buyer the entire issued share capital of Image Sensing Systems UK Limited, a wholly-owned subsidiary of ISS EMEA, as well as certain other assets owned by the Company primarily used or primarily held for use in connection with its license plate recognition (LPR) business. The buyer also agreed to assume on the closing date certain agreements and liabilities relating to the LPR business and the acquired assets. Additionally, the Company and the Buyer also entered into a transitional services agreement.

Effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s condensed consolidated financial statements. In accordance with Accounting Standards Codification (“ASC”) 205-20, the results of the discontinued LPR business have been presented as discontinued operations effective with the reporting of financial results for the third quarter of 2015. As such, financial results for the three and nine months ended September 30, 2015 have been reported on this basis. Previously reported results for comparable periods in 2014 have also been restated to reflect this reclassification.

The purchase price for the LPR business was $4.2 million, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million has been paid to the Company. The remaining $420,000 was placed in an escrow account and will be available until July 9, 2016 to satisfy any indemnification obligations the Company may have under the SAPA. The $420,000 in escrow is classified as “discontinued operations assets” on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2015. In the third quarter of 2015, the Company recorded a loss on sale of the LPR business of $1.1 million, exclusive of the impact of transaction related expenses recorded through September 30, 2015.

The operational results of the LPR business are presented in the “Net loss from discontinued operations” line item on the Condensed Consolidated Statements of Operations. Also included in this line item for the three and nine months ended September 30, 2015 is the loss on sale of the LPR business and non-recurring expenses incurred by the Company as a result of the sale of the LPR business, including third party transaction specific costs. These non-recurring expenses impact amounted to $134,000 and $985,000 for the three and nine months ended September 30, 2015, respectively. The loss on the sale of the LPR business had no current or prior year income tax expense impact.

In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations.

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinuing operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company’s continuing Autoscope® Video and Autoscope® RTMS businesses.

Revenue, operating income, loss on sale of business, and net loss from discontinued operations were as follows (in thousands):

	Three-Month Periods Ended September 30,		Six-Month Periods Ended September 30,
	2015	2014	2015	2014
Net Revenue	$77	$257	$1,409	$1,124
Operating income (loss) from continuing operations	(134)	(1,293)	(2,538)	(4,930)
Loss on sale of discontinued operations	(1,081)	—	(1,081)	—
Income tax expense	—	—	—	—
Net loss on discontinued operations, net of tax	$(1,215)	$(1,293)	$(3,619)	$(4,930)

The major classes of assets and liabilities from discontinued operations were as follows (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable, net	$—	$1,685
Inventories	—	1,409
Other current assets	420	209
Current assets from discontinued operations	420	3,303

Property and equipment, net:	—	167
Intangible assets, net	—	3,532
Non-current assets from discontinued operations	—	3,699

Trade accounts payable	—	864
Other current liabilities	—	857
Current liabilities from discontinued operations	—	1,721

Non-current liabilities from discontinued operations	$—	$91

Note C: Recent Accounting Pronouncements

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

On July 9, 2015, the FASB Board affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, public business entities, certain not-for-profit entities, and certain employee benefit plans will apply the new revenue standard to annual reporting periods beginning after December 15, 2017. All other entities will apply the new revenue standard to annual reporting periods beginning after December 15, 2018. Additionally, the Board affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date for public business entities, certain not-for-profit entities, and certain employee benefit plans (that is, annual periods beginning after December 15, 2016). Entities choosing to implement early, will apply the new revenue standard to all interim reporting periods within the year of adoption.

The Company is currently determining its implementation approach and assessing the impact of ASU 2014-09 on the condensed consolidated financial statements.

Note D: Fair Value Measurements

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

Note E: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Components	$447	$650
Finished goods	113	175
	$560	$825

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$3,900	(3,812)	$88	0.3
Software Development Costs	621	—	621	10.0
Total	$4,521	$(3,812)	$709	8.8

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$3,900	$(3,446)	$454	1.0
Total	$3,900	$(3,446)	$454	1.0

Note G: Credit Facilities

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 12, 2015 to April 1, 2016. At September 30, 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to this credit facility effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

Note H: Warranties

We generally provide a standard two-year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2015	2014
Beginning balance	$966	$934
Warranty provisions	168	203
Warranty claims	(299)	(268)
Adjustments to preexisting warranties	(102)	37
Ending balance	$733	$906

Note I: Stock-Based Compensation

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2015 and 2014 was $33,000 and $113,000, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2015 and 2014 was $184,000 and $299,000, respectively. At September 30, 2015, a total of 320,875 shares were available for grant under the Company’s stock option and incentive plan.

Stock Options

A summary of the option activity for the first nine months of 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	354,000	$6.30	7.0	$—
Granted	50,000	$2.73	5.0	$—
Exercised	—	$—	—	$—
Expired	(3,000)	$9.22	—	$—
Forfeited	(80,125)	$5.45	—	$—

Options outstanding at September 30, 2015	320,875	$5.93	6.6	$50,995
Options exercisable at September 30, 2015	174,750	$7.08	5.1	$—

There were no options exercised during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014. As of September 30, 2015, there was $251,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 2.1 years.

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended September 30, 2015, there were stock awards issued for 6,052 shares with a weighted-average grant date fair value of $4.13. For the nine months ended September 30, 2015, there were stock awards issued for 23,752 shares with a weighted-average grand date fair value of $3.16.

Note J: Loss per Common Share

Net loss per share is computed by dividing net loss by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net loss per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 351,000 and 343,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2015 and 2014, respectively, and 557,000 and 337,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2015 and 2014, respectively. The potentially dilutive effect of common shares subject to certain outstanding stock options is determined based on net loss. A reconciliation of these amounts is as follows (dollar amounts in thousands except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) from continuing operations	$290	$740	$785	$(911)
Net loss from discontinued operations	$(1,215)	$(1,293)	$(3,619)	$(4,930)
Net loss	$(925)	$(553)	$(2,834)	$(5,841)
Denominator:
Weighted average common shares outstanding	5,015	4,985	5,007	4,980
Dilutive potential common shares	—	—	—	—
Shares used in diluted net loss per common share calculations	5,015	4,985	5,007	4,980
Basic net income (loss) per common share
Continuing operations	$0.06	$0.15	$0.16	$(0.18)
Discontinued operations	$(0.24)	$(0.26)	$(0.72)	$(0.99)
Net basic earnings per share	$(0.18)	(0.11)	(0.56)	(1.17)

Diluted net income (loss) per common share
Continuing operations	$0.06	$0.15	$0.16	$(0.18)
Discontinued operations	$(0.24)	$(0.26)	$(0.72)	$(0.99)
Net basic earnings per share	$(0.18)	$(0.11)	$(0.56)	$(1.17)

Note K: Segment Information

The Company’s Interim Chief Executive Officer and management regularly review financial information for the Company’s two discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into two reportable segments: Intersection and Highway. Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. RTMS is our radar product line, and revenue consists of international and North American product sales as well as a portion of royalties (all of which are received from Econolite). Radar products are normally sold in the Highway segment. Until July 9, 2015, Autoscope® license plate recognition was our LPR product line and was the Company’s third operating segment. All segment revenues are derived from external customers. As described in Note B to these Notes to the Condensed Consolidated Financial Statements, effective on July 9, 2015, we sold our LPR business. Therefore, effective on that date, the LPR business qualified for discontinued operations presentation in the Company’s condensed consolidated financial statements, and the results of the discontinued LPR business have been presented as discontinued operations effective with the reporting of financial results for the three months ended September 30, 2015. Financial results for the three and nine months ended September 30, 2015 have been reported on this basis, and previously reported results of the three and nine months ended September 30, 2014 have also been restated to reflect this classification. Therefore, the following tables do not include financial results for the Company’s LPR business segment.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2015	2014	2015	2014	2015	2014

Revenue	$2,839	$3,194	$1,222	$3,059	$4,061	$6,253
Gross profit	2,488	2,883	632	1,443	3,120	4,326
Amortization of intangible assets	—	—	123	122	123	122
Intangible assets	621	—	88	576	709	576

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2015	2014	2015	2014	2015	2014

Revenue	$8,190	$9,001	$3,506	$5,229	$11,696	$14,230
Gross profit	7,317	8,230	1,995	2,609	9,312	10,839
Amortization of intangible assets	—	—	367	366	367	366
Intangible assets	621	—	88	576	709	576

Note L: Restructuring

In the fourth quarter of 2014, the Company implemented restructuring plans to close our offices in Asia. Because of these actions, restructuring charges of approximately $119,000 were recorded in the first nine months of 2015 related to employee terminations.

The following table shows the restructuring activity for 2015 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Total

Balance at January 1, 2015	$190	$26	$216
Charges	119	—	119
Payments/settlements	(295)	(8)	(303)
Balance at March 31, 2015	$14	$18	$32

Payments/settlements	(14)	(18)	(32)
Balance at June 30, 2015	$—	$—	$—

Balance at September 30, 2015	$—	$—	$—

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to facilities and employee terminations.

The following table shows the restructuring activity for 2014 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Total

Balance at January 1, 2014	$—	$—	$—
Charges	60	400	460
Payments/settlements	(45)	(177)	(222)
Balance at March 31, 2014	$15	$223	$238

Payments/settlements	(15)	(223)	(238)
Balance at June 30, 2014	$—	$—	$—

Balance at September 30, 2014	$—	$—	$—

Note M: Commitments and Contingencies

Litigation

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with GAAP, we record a liability in our Condensed Consolidated Financial Statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to any currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope® Video Vehicle Detection System and the RTMS Detection System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

Autoscope® video systems are sold to distributors and end users of traffic management products in the United States, Mexico, Canada and the Caribbean by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. Until July 9, 2015, we sold license plate recognition (“LPR”) systems to distributors and end users in the United States, Canada and Mexico. We sell all of our systems to distributors and end users in Europe and Asia through our subsidiaries. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

RTMS Radar Business Model Change. From July 24, 2012 until July 14, 2014, our RTMS systems were sold by Econolite in the United States, Mexico, Canada and the Caribbean under the same arrangement as Econolite sold our Autoscope® video systems. Effective July 14, 2014, the marketing, manufacturing and distribution of the RTMS radar product line in these regions transitioned from Econolite to the Company.

Sale of LPR Business. On July 9, 2015, we closed on the sale of our LPR business to Tagmaster A.B. (“Tagmaster”) for the purchase price of $4.2 million in cash under the Share and Asset Sale and Purchase Agreement dated July 9, 2015 (the “SAPA”) by and among Image Sensing Systems, Inc.; Image Sensing Systems EMEA Limited, our wholly-owned subsidiary (“ISS EMEA”); and TagMaster.

As a result, effective July 9, 2015, the LPR business qualified for presentation as discontinued operations under ASC 205-20 effective with the reporting of the Company’s financial results for the third quarter of 2015. As such, the results of the discontinued LPR business and associated financial impacts from the sale of this business have been presented as discontinued operations for the three and nine months ended September 30, 2015. Current year, as well as previously reported results for comparable periods in 2014, have been restated to reflect this reclassification and are presented in the “Net income from discontinued operations” line item on the Condensed Consolidated Statements of Operations. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company’s continuing two reportable segments, the Autoscope® Video Vehicle Detection and RTMS® Detection System businesses.

For additional information on the SAPA, please see the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 10, 2015 and July 15, 2015 and Note B “Divestiture of Automatic License Plate Recognition Business” of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion of period-to-period changes and trends in financial statements results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” aligns with the financial statement presentation discussed above.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope® video and RTMS radar (from July 24, 2012 until July 14, 2014) systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar (before July 24, 2012 and after July 14, 2014) and LPR systems in the United States, Mexico, Canada and the Caribbean (until July 9, 2015) and all of our systems in Europe and Asia. On July 14, 2014, we announced the transfer of North American marketing and manufacturing of the RTMS radar product line from Econolite to Image Sensing Systems, ending our royalty agreement with Econolite for radar sales. Autoscope® video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Non-GAAP Operating Measure. We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of amortizing intangible assets and depreciation, and may exclude other non-recurring items. Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net income (loss) from continuing operations to non-GAAP net income (loss) from continuing operations are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2015	2014	2015	2014

Income (Loss) from continuing operations	$288	$585	$778	$(1,088)
Adjustments to reconcile to non-GAAP net loss
Amortization of intangible assets	123	122	367	366
Depreciation	72	66	218	321
Impairment of investment	—	150	—	150
Restructuring charges	—	—	119	460
Investigation matter	—	—	—	152
Non-GAAP net income from continuing operations	$483	$923	$1,482	$361

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

Segments. Until July 9, 2015, we operated in three reportable segments: Intersection, Highway and LPR. Autoscope® video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The RTMS is our radar product line, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment. Until July 9, 2015, Autoscope® license plate recognition was our LPR product line. All segment revenues are derived from external customers. As described elsewhere in this Quarterly Report on Form 10-Q, effective on July 9, 2015, we sold our LPR business. Accordingly, effective July 9, 2015, the Company has two reportable segments, the Autoscope® Video Vehicle Detection and RTMS® Detection System businesses.

As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2015	2014	2015	2014	2015	2014

Revenue	$2,839	$3,194	$1,222	$3,059	$4,061	$6,253
Gross profit	2,488	2,883	632	1,443	3,120	4,326
Amortization of intangible assets	—	—	123	122	123	122
Intangible assets	621	—	88	576	709	576

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2015	2014	2015	2014	2015	2014

Revenue	$8,190	$9,001	$3,506	$5,229	$11,696	$14,230
Gross profit	7,317	8,230	1,995	2,609	9,312	10,839
Amortization of intangible assets	—	—	367	366	367	366
Intangible assets	621	—	88	576	709	576

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,		Quarter Over Quarter Change
	2015	2014
Product sales	45.0%	58.0%	(49.6)%
Royalties	55.0	42.0	(15.0)
Total revenue	100.0	100.0	(35.1)
Gross profit - product sales	48.6	46.9	(47.8)
Gross profit - royalties	100.0	100.0	(15.0)
Selling, marketing and product support	13.2	20.1	(57.2)
General and administrative	28.1	18.0	1.7
Research and development	25.3	17.4	(5.5)
Amortization of intangible assets	3.0	2.0	0.8
Impairment of investment	—	2.4	(100.0)
Income from continuing operations	6.9	9.5	(53.1)
Income tax expense (benefit)	(0.3)	(2.3)	(92.4)
Net income from continuing operations	7.1	11.8	(60.8)
Net loss from discontinued operations	(29.9)	(20.7)	(6.0)
Net loss	(22.8)	(8.8)	67.3

	Nine-Month Periods Ended September 30,		Period Over Period Change
	2015	2014
Product sales	41.4%	41.4%	(17.8)%
Royalties	58.6	58.6	(17.8)
Total revenue	100.0	100.0	(17.8)
Gross profit - product sales	50.8	42.5	(1.7)
Gross profit - royalties	100.0	100.0	(17.8)
Selling, marketing and product support	19.4	27.1	(41.3)
General and administrative	24.7	21.4	(5.1)
Research and development	24.7	27.4	(25.7)
Amortization of intangible assets	3.1	2.6	0.3
Impairment of investment	—	1.1	—
Restructuring	1.0	3.2	(74.1)
Investigation matter	—	1.1	(100.0)
Income (loss) from continuing operations	6.8	(7.5)	(174.9)
Income tax expense (benefit)	0.1	(1.1)	(108.4)
Net income (loss) from continuing operations	6.7	(6.4)	(186.2)
Net loss from discontinued operations	(30.9)	(34.6)	(26.6)
Net loss	(24.2)	(41.0)	(51.5)

Total revenue decreased to $4.1 million in the three-month period ended September 30, 2015 from $6.3 million in the same period in 2014, a decrease of 35.1%, and to $11.7 million in the first nine months of 2015 from $14.2 million in the first nine months of 2014, a decrease of 17.8%. Royalty income decreased to $2.2 million in the third quarter of 2015 from $2.6 million in the third quarter of 2014, a decrease of 15.0%, and decreased to $6.8 million in the first nine months of 2015 from $8.3 million in the first nine months of 2014, a decrease of 17.8%. The decrease in royalties was the result of a decrease in Autoscope® video system sales under the Econolite agreement and the transition of RTMS radar product sales from Econolite to the Company. Autoscope® video royalties were lower in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of lower unit volume.

Product sales decreased to $1.8 million in the third quarter of 2015 from $3.6 million in the third quarter of 2014, a decrease of 49.6%, and decreased to $4.8 million in the first nine months of 2015 from $5.9 million in the same period in 2014, a decrease of 17.8%. The decrease in product sales was a result of the withdrawal from the Asia market in 2015.

Revenue for the Intersection segment decreased to $2.8 million in the three-month period ended September 30, 2015 from $3.2 million in the three-month period ended September 30, 2014, a decrease of 11.1%. Revenue for the Intersection segment decreased to $8.2 million in the first nine months of 2015 from $9.0 million in the first nine months of 2014, a decrease of 9.0%. The decrease in revenue for the Intersection segment was mainly due to lower sales volume.

Revenue for the Highway segment decreased to $1.2 million in the three-month period ended September 30, 2015 from $3.1 million in the three-month period ended September 30, 2014, a decrease of 60.0%. Revenue for the Highway segment decreased to $3.5 million in the first nine months of 2015 from $5.2 million in the first nine months of 2014, a decrease of 33.0%. The decrease in revenue for the Highway segment was the result of the withdrawal from the Asia market in 2015.

Gross profit for product sales increased to 48.6% in the three months ended September 30, 2015 from 46.9% in the three months ended September 30, 2014 and increased to 50.8% in the first nine months of 2015 from 42.5% in the first nine months of 2014. Generally, lower sales volumes of Highway products will reduce gross profit because of fixed manufacturing costs for these products. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be higher in 2015 as compared to 2014, while we expect royalty gross profit will be 100% in 2015.

Selling, marketing and product support expense decreased to $538,000 or 13.2% of total revenue in the third quarter of 2015 from $1.3 million or 20.1% of total revenue in the third quarter of 2014, and decreased to $2.3 million or 19.4% of total revenue in the first nine months of 2015 from $3.9 million or 27.1% of total revenue in the first nine months of 2014. Our selling, marketing and product support expense decreased mainly due to cost reductions, which were partially offset by royalties due to Econolite for orders that were received by Econolite but fulfilled by Image Sensing Systems. We anticipate that annual selling, marketing and product support expense will decrease in dollar amount in 2015 as compared to 2014.

General and administrative expense was $1.1 million or 28.1% of total revenue for the three months ended September 30, 2015 and $1.1 million or 18.0% of total revenue for the three months ended September 30, 2014, and decreased to $2.9 million or 19.4% of total revenue for the first nine months of 2015 from $3.0 million or 21.4% of total revenue in the first nine months of 2014. Overall, we anticipate that annual general and administrative expenses will decrease in 2015 as compared to 2014.

Research and development expense decreased to $1.0 million or 25.3% of total revenue in the three-month period ended September 30, 2015 from $1.1 million or 17.4% of total revenue in the three-month period ended September 30, 2014, and decreased to $2.9 million or 24.7% of total revenue in the first nine months of 2015 from $3.9 million or 27.4% of total revenue in the first nine months of 2014. The decrease is primarily due to software development costs that have been capitalized beginning in the third quarter and to a lesser degree by a lower volume of active research and development projects. We anticipate that research and development expense will decrease in 2015 compared to 2014.

Amortization of intangibles was $123,000 in the third quarter of 2015 and $367,000 in the first nine months of 2015 compared to $122,000 in the third quarter of 2014 and $366,000 in the first nine months of 2014. This reflects the amortization of intangible assets acquired in acquisitions. Assuming there are no changes to our intangible assets, we anticipate amortization expense will be approximately $454,000 in 2015.

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

We recorded income tax benefit of $11,000, or 4.0% of pretax income from continuing operations, for the three months ended September 30, 2015, and income tax expense of $13,000, or 1.6% of pretax income, for the nine months ended September 30, 2015. We recorded an income tax benefit of $145,000 for the three months ended September 30, 2014, and income tax benefit of $155,000 for nine months ended September 30, 2014. Certain tax jurisdictions have net operating loss carry forwards.

The resulting net income from continuing operations was $290,000 in the third quarter of 2015 and $785,000 in the first nine months of 2015, compared to $740,000 in the third quarter of 2014 and a net loss from continuing operations of $911,000 in the first nine months of 2014. Net income from continuing operations per basic and diluted share amounts were $0.06 and $0.16 for the three and nine months ended September 30, 2015, respectively, compared to $0.15 and a net operating loss from continuing operations per share of $0.18 for the three and nine months ended September 30, 2014, respectively.

Net loss from discontinued operations was $1.2 million in the third quarter of 2015 and $3.6 million in the first nine months of 2015, compared to $1.3 million in the third quarter of 2014 and $4.9 million in the first nine months of 2014.

The Company closed the sales of its LPR business effective July 9, 2015. As a result, net income from discontinued operations includes the financial results of the Company’s LPR business through July 9, 2015. Included in net income from discontinued operations for the third quarter of 2015 is the recognition of a loss on sale of the LPR business of $1.1 million. This amount excludes the impact of non-recurring transaction related expenses which were primarily incurred and recognized prior to the third quarter of 2015. These non-recurring expenses impact amounted to $128,000 and $985,000 for the three and nine months ended September 30, 2015, respectively. In addition, the loss on the sale of the LPR business had no current or prior year income tax expense impact.

Consolidated net income or loss from both continuing and discontinued operations was $925,000 in the third quarter of 2015 and $2.8 million in the first nine months of 2015, compared to $553,000 in the third quarter of 2014 and $5.8 million in the first nine months ended September 30, 2014. Consolidated net income or loss per basic and diluted share amounts were net losses of $0.18 and $0.56 for the three and nine months ended September 30, 2015, respectively, compared to net losses of $0.11 and $1.17 for the respective prior year periods.

Liquidity and Capital Resources

At September 30, 2015, we had $2.7 million in cash and cash equivalents compared to $2.7 million in cash and cash equivalents at December 31, 2014.

On July 9, 2015, we closed on the sale of our LPR business unit for the purchase price of $4.2 million in cash, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million has been paid to the Company. The remaining $420,000 was placed in an escrow account and will be available until July 9, 2016 to satisfy any indemnification obligations the Company may have under the SAPA. The $420,000 in escrow is classified as “discontinued operations assets” on the Condensed Consolidated Balance Sheets as of September 30, 2015. We plan to use the cash from the sale to strengthen our balance sheet and to invest in our Autoscope® video detection and RTMS® radar detection products and solutions. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used in continuing operating activities was $4.0 million in the first nine months of 2015 compared to cash used in operating activities of $5.3 million in the same period in 2014. The primary reason for the decrease in cash was the loss for the first nine months of 2015, the timing of the collection of outstanding receivables, as well as timing of the payment of outstanding payables, partially offset by the conversion of inventory. We anticipate that average receivable collection days in 2015 will improve from 2014 but that the improvement will not have a material impact on our liquidity.

Net cash used in investing activities from continuing operations was $741,000 for the first nine months of 2015 compared to cash provided by investing activities from continuing operations of $2.4 million in the same period in 2014. The investing of cash compared to the prior period is the result of the capitalized software development costs. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2015.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 12, 2015 to April 1, 2016. At September 30, 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to this credit facility effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

We believe that cash and cash equivalents on hand at September 30, 2015, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2015 set forth elsewhere in this Quarterly Report on Form 10-Q and are the same as those described in our Annual Report on Form 10-K.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015:

Exhibit Number	Description

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 11, 2015	By:	/s/ Dale E. Parker
Dale E. Parker
Interim President, Interim Chief Executive Officer and
Chief Financial Officer
(Interim Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).