Form 10-Q/A
period 2015-06-30
IMAGE SENSING SYSTEMS INC
filed 2015-12-22
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

IMAGE SENSING SYSTEMS, INC.

2

EXPLANATORY NOTE

Image Sensing Systems, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 11, 2015 (the “Form 10-Q”) in response to comments received by the Company from the Securities and Exchange Commission regarding the Company’s request for confidential treatment of certain portions of the Share and Asset Sale and Purchase Agreement dated as of July 9, 2015 among the Company, Image Sensing Systems EMEA Limited and TagMaster AB (the “SAPA”) filed as Exhibit 2.1 to the Form 10-Q. The Company is filing this Amendment for the sole purpose of disclosing language previously redacted from the SAPA filed with the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s interim principal executive officer and principal financial officer are filed as exhibits hereto.

Except as described above, this Amendment does not reflect events occurring after the date of filing of the original Form 10-Q or modify or update those disclosures presented in, or attached as exhibits to, the original Form 10-Q.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q/A:

Exhibit Number	Description

2.1	Share and Asset Sale and Purchase Agreement dated as of July 9, 2015 among Image Sensing Systems, Inc., Image Sensing Systems EMEA Limited and TagMaster AB (“SAPA”) (filed herewith). (Pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, certain schedules to the SAPA have not been filed, and the SAPA briefly identifies the contents of these schedules. Image Sensing Systems, Inc. hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon its request.)*

31.3	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

____________________________________________

* Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Image Sensing Systems, Inc. with the Securities and Exchange Commission.

3

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: December 22, 2015	By:	/s/ Dale E. Parker
Dale E. Parker
Interim President, Interim Chief Executive Officer and
Chief Financial Officer
(Interim Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

4

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share and Asset Sale and Purchase Agreement dated as of July 9, 2015 among Image Sensing Systems, Inc., Image Sensing Systems EMEA Limited and TagMaster AB (“SAPA”) (filed herewith). (Pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, certain schedules to the SAPA have not been filed, and the SAPA briefly identifies the contents of these schedules. Image Sensing Systems, Inc. hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon its request.)*

31.3	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

____________________________________________

* Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Image Sensing Systems, Inc. with the Securities and Exchange Commission.

5