Form 10-K
period 2015-12-31
IMAGE SENSING SYSTEMS INC
filed 2016-03-10
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $15,672,088 based on the closing sale price as reported on The NASDAQ Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 29, 2016 was 5,028,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2016 Annual Meeting of Shareholders (Proxy Statement)	Part III

 i

PART I

Item 1.	Business

General

Image Sensing Systems, Inc. (referred to in this Annual Report on Form 10-K as “we,” “us,” “our” and the “Company”) develops and markets video and radar processing products for use in traffic, security, police and parking applications such as intersection control, highway, bridge and tunnel traffic management, venue security, entry control and traffic data collection.

We are a leading provider of software-based products and solutions for the intelligent transportation systems (“ITS”) industry. Our family of products, which we market as Autoscope® video or video products (“AutoScope”), and RTMS® radar or radar products (“RTMS”), provides end users with the tools needed to optimize traffic flow and enhance driver safety. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. Our computer enabled detection (“CED”) software-based products provide end users with complete solutions for the intersection and transportation markets.

Our technology is a process in which software rather than humans examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, United States commuters spend 42 hours a year stuck in traffic, and congestion costs motorists $160 billion a year. We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

We market the RTMS radar systems to a network of distributors in North America, the Caribbean and Latin America. On a limited basis, we sell directly to the end user in these geographic areas. We market our Autoscope video and RTMS radar products outside of the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels, including our wholly-owned subsidiaries in the United Kingdom. Our end users primarily include governmental agencies and municipalities.

On July 9, 2015, the Company entered into a share and asset sales purchase agreement (the “SAPA”) with TagMaster AB (the “Buyer”).  Under the terms of the SAPA, the Company and Image Sensing Systems EMEA Limited, a wholly-owned subsidiary of the Company (“ISS EMEA”), sold to the Buyer the entire issued share capital of Image Sensing Systems UK Limited, a wholly-owned subsidiary of ISS EMEA, as well as certain other assets owned by the Company primarily used or primarily held for use in connection with its license plate recognition (LPR) business.  The Buyer also agreed to assume on the closing date certain agreements and liabilities relating to the LPR business and the acquired assets.  Additionally, the Company and the Buyer entered into a transitional services agreement.

Industry Overview

The Intelligent Transportation Systems Market. ITS encompasses a broad range of information processing and control electronics technologies that, when integrated into roadway infrastructure, help monitor and manage traffic flow, reduce congestion and enhance driver safety. The ITS market has been built around the detection of conditions that impact the proper operation of roadway infrastructure. ITS applications include a wide array of traffic management systems, such as traffic signal control, tolling and variable messaging signs. ITS technologies include video vehicle detection, inductive loop detection, sensing technologies (such as radar), floating cellular data, computational technologies and wireless communications.

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

We believe our Autoscope video and RTMS radar products are competitive with and can take market share from in-pavement loop detectors. Based on our determination, the U.S. ITS above-ground detection market sales in 2014 were approximately $107 million, and the worldwide ITS above-ground detection market was approximately $215 million. We believe that we are the leader in the U.S. above-ground detection market in terms of sales volume, and we estimate that U.S. sales of in-pavement loop detectors that our Autoscope video and RTMS radar products can supplant were approximately $106 million in 2014.

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed. The population of the United States grew by about 30%, or 75 million, from 1990 to 2014, while highway miles have increased by approximately 8% in the same period. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. Above-ground detection based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

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

The Melding of Large City Service Domains. Large cities require a wide range of service domains, including traffic. These cities are increasingly turning to centralized management of these service domains, employing a command and control model that requires sharing and integrating data across service domains to operate effectively and lower total cost. For example, data collected for the traffic management service domain is relevant to all of the other service domains. This means that each sensor can supply information to multiple domain services. In turn, the sharing of detection information across service domains should increase the level of sophistication required to process and interpret that information. Additionally, above-ground detection products are more capable of performing certain complicated tasks than humans. This makes the concepts of “rich sensing” and “instrumenting the city” through above-ground detection solutions cost effective, which we believe will result in the extensive proliferation of sophisticated sensors and detection devices.

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

Our Competitive Strengths

We are a leading provider of software-based detection products and solutions for the ITS industry. We have the following competitive strengths that we expect will continue to enhance our leadership position:

Leading Proprietary Technologies. Over the last two decades, we have developed or acquired a proprietary portfolio of complex software algorithms and applications that we have continuously enhanced and refined. These algorithms, which include our advanced signal processing technologies, allow our video and radar products to capture and analyze objects in diverse weather and lighting conditions and to balance the accuracy of positive detection and the avoidance of false detections. Due to the strength of our proprietary technologies, we believe we command premium pricing. Above-ground detection technologies similar to ours are also difficult to develop and refine in a commercially viable manner. We therefore should be well positioned to quickly introduce next-generation products to market.

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last two decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Our RTMS Radar business unit was one of the first to introduce radar-based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products, such as RTMS radar. Furthermore, our radar product, RTMS Sx-300, is an example of development driven by the voice of our customers. We have developed a high quality radar detection solution with increased reliability and longevity. We have successfully collaborated with our long-term channel partners to market these products. We believe that developing, enhancing and marketing new products with our partners can translate into strong organic revenue growth and high levels of profitability.

Leading Distribution Channel. Since 1991, we have maintained a relationship with Econolite, which has the exclusive right to manufacture, market and distribute of our Autoscope video products in the United States, Mexico, Canada and the Caribbean. We believe that Econolite is the leading distributor of ITS control products in North America and the Caribbean. This relationship enhances our ability to commercialize and market new products and allows us to focus more resources on developing advanced signal processing software algorithms.

Broad Product Portfolio. Our product portfolio leverages our core software-based algorithms to enable end users to detect and monitor objects in a designated field of view. We believe that our family of Autoscope video and RTMS radar products allows us to offer a broad product portfolio that meets the needs of our end users. Additionally, our intention is to use our broad product portfolio to offer hybrid products that satisfy traffic requirements.

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

Expand into Adjacent Markets. Our core skill is the implementation of software-based above-ground detection products and solutions. Over the past two decades, we have been developing and refining our complex signal processing software algorithms. We should be able to effectively utilize our core software skills more broadly as markets converge. We believe that a driver of this convergence is that above-ground detection systems will become more cost-effective when a single sensor can be used for multiple purposes. As a result, our objective is to become the leading supplier of critical detection components to third party management systems, particularly those that exploit the convergence of traffic. To do this, we are integrating this concept into our long-range engineering development road-map and will evaluate the use of technology licensing and channel strategies that support this vision.

Increase the Scope of Our Distribution and Direct Sales. We have made substantial investments in product adjustments to tailor our solutions to the differing needs of our international end users and in new product acquisitions for both domestic and international markets. We have also invested in sales and marketing expansion, with a focus on our European subsidiaries. Markets in Eastern Europe, the Asia/Pacific region, the Middle East, Africa and South America, which have historically lagged North America and Western Europe in their use of above-ground detection, have recently begun to increase the adoption of detection technology in their traffic systems. We intend to continue to refine our product offerings through engineering development and technology licensing to take advantage of the accelerated pace of the adoption of above-ground detection throughout the developing world.

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $4.7 million, $4.9 million and $3.7 million on research and development in 2015, 2014 and 2013, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which support for additional sensory inputs such as acoustic, chemical, smoke, weather and vibration sensors may be added in the future. A diagram displaying our fundamental product architecture is shown below.

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

RTMS Radar. Our RTMS radar systems use radar to measure vehicle presence, volume, occupancy, speed and classification information for roadway monitoring applications. Data is transmitted to a central computer at a traffic management center via standard communication means, including wireless. Data can be processed in real time to assist in traffic management and stored for later analysis for traffic planning purposes.

RTMS radar is an integrated radar transmitter/receiver and special purpose computer contained in a compact, self-contained unit. The unit is typically situated on roadway poles and side-fired, making it especially well-suited for highway detection applications.

Distribution, Sales and Marketing

We market and sell our products globally. Together with our partners, we offer a combination of high-performance detection technology and experienced local support. Our end users primarily consist of federal, state, city and county departments of transportation, port, highway, tunnel and other transportation authorities, law enforcement agencies and parking facility operators. The decision-makers within these entities typically are traffic planners and engineers, who in turn often rely on consulting firms that perform planning and feasibility studies. Our products sometimes are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

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

Sales of RTMS Radar in North America, the Caribbean and Latin America. We market the RTMS radar systems to a network of distributors covering countries in North America, the Caribbean and Latin America. On a limited basis, we sell directly to the end user. We provide technical support to these distributors from our various North American locations.

Sales in Europe, Asia, the Middle East and Africa. We market our Autoscope video and RTMS radar product lines of products to a network of distributors covering countries in Europe, the Middle East, Africa and Asia through our wholly-owned subsidiaries that have offices in Europe. On a limited basis, we sell directly to the end user. Technical support to these distributors is provided by our wholly-owned subsidiaries in Europe, with second-tier support provided by our engineering groups. From time to time, we may grant exclusive rights to Econolite for markets outside of our significant markets for certain jurisdictions or product sales based on facts and circumstances related to the opportunities.

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

Until July 24, 2012, we engaged contract manufacturers to produce subassemblies for our radar products based on our designs. These subassemblies were then shipped to our facilities in Toronto, where we performed final assembly, testing and calibration and packaging of finished units for shipment. We also performed warranty and post-warranty repairs of radar units in Toronto. From July 24, 2012 until July 14, 2014, our RTMS radar products were sold by Econolite in the United States, Mexico, Canada and the Caribbean. RTMS products sold under the Econolite license agreement were manufactured through agreements with Econolite and Wireless Technology, Inc. During this period, Econolite was responsible for setting warranty terms and service. In conjunction with the transition of RTMS sales to Econolite, we engaged Wireless Technology, Inc. to manufacture our radar products and perform warranty and post-warranty repairs of our radar units sold outside of North America. Effective July 14, 2014, marketing, manufacturing and distribution of the RTMS radar product line in the United States, Mexico, Canada and Caribbean transitioned from Econolite to the Company. As a result, we engage Wireless Technology, Inc. to manufacture our radar products and perform warranty and post-warranty repairs for all radar units sold.

We typically provide a two to five year warranty on our products.

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

Employees

As of December 31, 2015, we had 69 employees, consisting of 60 employees in North America, eight employees in Europe and one employee in Asia. None of our employees are represented by a union.

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

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, Autoscope products. Gross profit from Autoscope sales accounted for approximately 78% of our gross profit in 2015, 76% in 2014 and 86% in 2013. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. As such, any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope video system in the United States, Mexico, Canada and the Caribbean. From July 24, 2012 until July 14, 2014, our RTMS radar products were sold by Econolite in these geographic areas under the same arrangement. Our current agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope video system and, from July 24, 2012 until July 14, 2014, the RTMS radar products. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 56% in 2015, 57% in 2014 and 59% in 2013. Econolite’s account receivable represented 45% of our accounts receivable at December 31, 2015 and 59% of our accounts receivable at December 31, 2014. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management’s assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits. For more information regarding our restructuring and divestiture activities in 2015 and 2014, see the discussion in Note 2 and Note 13 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The features and functions in our products have not been as widely utilized as traditional products offered by our competitors, and the failure of our end users to accept the features and functions in our products could adversely affect our business and growth prospects.

Video and radar technologies have not been utilized in the traffic management industry as extensively as other more traditional technologies, mainly in-pavement loop detectors. Our financial success and growth prospects depend on the continued development of the market for advanced technology solutions for traffic detection and management and the acceptance of our current Autoscope video and RTMS radar and also future systems we may develop as reliable, cost-effective alternatives to traditional vehicle detection systems. We cannot assure you that we will be able to utilize our technology profitably in other products or markets. If our end users do not continue to increase their acceptance of the features and functions provided by our current systems or other systems we may develop in the future, our business and growth prospects could be adversely affected.

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

Competition in ITS is continuing to grow. Some of the companies that may compete with us in the business of developing and implementing traffic control and related security systems have substantially more financial, technological, marketing, personnel and research and development resources than we have. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or end user requirements. If we are unable to compete successfully with these companies, the market share for our products will decrease, and competitive pressures may seriously harm our business.

Additionally, the market for vehicle detection is continuously seeking more advanced technological solutions to problems. Technologies such as embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics and microwaves that have been used as traffic sensing devices in the past are being enhanced for use in the traffic management industry, and new technologies may be developed. We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Floating vehicle and/or radio frequency identification (RFID) tagged license plate initiatives are under consideration and may be implemented. We expect to face increasingly competitive product developments, applications and enhancements. New technologies or applications in traffic control systems from other companies or the development of new and emerging technologies and applications, including vehicle-to-vehicle (VTV) communications, mobile applications, and new algorithms or sensor technologies, may provide our end users with alternatives to our products and could render our solutions noncompetitive or obsolete. If we are unable to increase the number of our applications and develop and commercialize product enhancements and applications in a timely and cost-effective manner that respond to changing technology and satisfy the needs of our end users, our business and financial results will suffer.

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

We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite and Wireless Technology, Inc. (“WTI”) to manufacture the Autoscope system, the RTMS radar products and related products for sales in the United States, Mexico, Canada and the Caribbean. We work with suppliers, most of whom are overseas, to manufacture the rest of our products. We also need to comply with the European Union’s regulatory RoHS directive restricting the use of certain hazardous substances in electrical and electronic equipment. If Econolite, WTI, or our other suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope video system and related products in the United States, Mexico, Canada and the Caribbean. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope video system, or the disruption or termination of that relationship, could result in reduced revenue and market share for our products.

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

Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and our reputation. We generally provide a two to five year warranty on our product sales. These warranties require us to repair or replace faulty products, among other customary warranty provisions. Although we monitor our warranty claims and provide an allowance for estimated warranty costs, unanticipated claims in excess of the allowance could have a material adverse impact on our financial condition and results of operations. Additionally, we rely on our third party manufacturers to fulfill our warranty repair obligations to our customers. Adverse changes in these parties’ abilities to perform these repairs could cause a delay in repairs or require us to source other parties to perform the repairs and could adversely affect impact our financial condition and results of operations. In addition, the need to repair or replace products with design or manufacturing defects could adversely affect our reputation.

We may face increased competition if we fail to adequately protect our intellectual property rights, and any efforts to protect our intellectual property rights may result in costly litigation.

Our success depends in large measure on the protection of our proprietary technology rights. We rely on trade secret, copyright and trademark laws, confidentiality agreements with employees and third parties, and patents, all of which offer only limited protection. We cannot assure you that the scope of these protective measures will exclude competitors or provide competitive advantages to us. We also cannot assure you that we will become aware of all instances in which others develop similar products, duplicate any of our products, or reverse engineer or misappropriate our proprietary technology. If our proprietary technology is misappropriated, our business and financial results could be adversely affected. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. In addition, we may be the subject of lawsuits by others who claim we violate their intellectual property rights.

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

We are subject to various legal and regulatory requirements and risks in the U.S. and other countries in which we have facilities or sell our products involving compliance with antitrust, environmental, anti-bribery and anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. Although we have internal policies and procedures with the intention of assuring compliance with these laws and regulations, our employees, contractors, agents and licensees involved in our international sales may take actions in violation of such policies. For more information, see the discussion in Note 16 of our Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. Any future adverse development, ruling or settlement could result in charges that could have an adverse effect on our results of operations or cash flows.

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

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 17% of our total revenue in 2015 and 29% of our total revenue in 2014. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

•	export restrictions and controls relating to technology;

•	pricing pressure that we may experience internationally;

•	exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;

•	variability in the U.S. dollar value of foreign currency-denominated assets, earnings and cash flows;

•	required compliance with existing and new foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulty of enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;

•	disputes with parties outside of the U.S., which may be more difficult, expensive and time-consuming to resolve than disputes with parties located in the U.S.;

•	political and economic instability, including volatility in the economic environment of the European Union caused by the ongoing sovereign debt crisis in Europe;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	higher danger of terrorist activity, war or civil unrest compared to domestic operations;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.

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

We may not be successful in integrating any acquired companies into our business, which could materially and adversely affect our financial condition and operating results.

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

As of December 31, 2015, the net carrying value of long-lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $1.7 million. In accordance with U.S. generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded and our stock price is volatile.

Our common stock is thinly traded, with 4,559,952 shares of our 5,028,000 outstanding shares held by non-affiliates as of February 29, 2016. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high-tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day-to-day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

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

Our articles of incorporation and bylaws, Minnesota law and our shareholder rights plan may inhibit a takeover that shareholders consider favorable.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

We currently lease and occupy approximately 26,775 square feet in St. Paul, Minnesota for our headquarters. In February 2014, we entered into an amendment to the lease for our headquarters which expanded the leased space from approximately 20,000 square feet to approximately 26,775 square feet, extended the term of the lease to July 2020, and gave us the right to further extend the term of the lease for one additional five year term. We also lease smaller facilities in Canada, Germany, Spain and Romania.

We believe that our current space is generally adequate to meet our current expected needs, and we do not intend to lease significantly more space in 2016.

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

	2015		2014
Quarter	High	Low	High	Low

First	$2.78	$2.24	$5.99	$4.74
Second	3.47	2.44	5.37	3.16
Third	4.66	3.38	9.94	2.10
Fourth	3.99	3.55	4.13	1.89

Shareholders

As of February 29, 2016, there were 20 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Debt Covenants

Our credit agreement includes certain financial covenants, including minimum debt service ratios, minimum cash flow coverage ratios, and other financial measures. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of common stock. At December 31, 2015 and December 31, 2014, we were in compliance with these financial covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10-K.

Item 6.      Selected Financial Data

The following table sets forth selected consolidated financial data for each of the three fiscal years ended December 31, 2015. The statement of income data for the years ended and as of December 31, 2015, 2014 and 2013 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product sales	$6,729	$7,896	$8,244
Royalties	8,486	10,247	11,598
	15,215	18,143	19,842
Cost of revenue:
Product sales	3,477	4,583	6,421
	3,477	4,583	6,421
Gross profit	11,738	13,560	13,421

Operating expenses:
Selling, marketing and product support	3,216	5,093	8,370
General and administrative	4,048	4,299	4,571
Research and development	3,520	4,862	3,710
Amortization of intangible assets	455	488	488
Restructuring	119	770	—
Investigation matter	—	152	3,723
Impairment of investment	—	150	—
	11,358	15,814	20,862
Operating income (loss) from continuing operations	380	(2,254)	(7,441)
Other, net	21	65	6
Income (loss) from continuing operations before income taxes	401	(2,189)	(7,435)
Income tax expense (benefit)	18	(154)	3,995
Net income (loss) from continuing operations	383	(2,035)	(11,430)
Net loss from discontinued operations, net of tax (including 2015 loss on disposal of $1,081)	(3,485)	(7,668)	(4,471)
Net loss	$(3,102)	$(9,703)	$(15,901)

Net income (loss) per share:
Basic
Continuing operations	$0.08	$(0.41)	$(2.31)
Discontinued operations	$(0.70)	$(1.54)	$(0.90)
Net basic earnings per share	$(0.62)	$(1.95)	$(3.21)

Diluted
Continuing operations	$0.08	$(0.41)	$(2.31)
Discontinued operations	$(0.69)	$(1.54)	$(0.90)
Net diluted earnings per share	$(0.61)	$(1.95)	$(3.21)

Weighted average number of common shares outstanding:
Basic	5,011	4,983	4,955
Diluted	5,019	4,983	4,955

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

General. The Company previously conducted its operations through three business segments consisting of 1) Intersection, 2) Highway, and 3) LPR. As further described in Note 2 of our Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K, on July 9, 2015, the Company completed the sale of its LPR segment. As a result, effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s consolidated financial statements. Accordingly, financial results for the 12 months ended December 31, 2015 have been reported on this basis. Previously reported results for comparable periods in 2014 and 2013 have also been restated to reflect this reclassification. As a result, all amounts presented in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on From 10-K reflect the financial results and financial position of the Company’s continuing intersection and highway businesses, other than consolidated amounts reflecting operating results and balances for discontinued operations.

The following discussion of year-to-year trends in financial statement results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” aligns with the financial statement presentation described above.

We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope Video Vehicle Detection System and RTMS Radar Detection System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

Autoscope video systems are sold to distributors and end users of traffic management products in the United States, Mexico, Canada and the Caribbean by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. We sell all of our systems to distributors and end users in Europe and Asia through our subsidiaries. The majority of our sales are to end users that are funded by government agencies responsible for traffic management.

RTMS Radar Business Model Change. From July 24, 2012 until July 14, 2014, our RTMS radar systems also were sold by Econolite in the United States, Mexico, Canada and the Caribbean under the same arrangement as Econolite sold our Autoscope video systems. Effective July 14, 2014, the marketing, manufacturing and distribution of the RTMS radar product line in these regions transitioned from Econolite to the Company.

Trends and Challenges in Our Business

We believe the expected growth in our business can be attributed primarily to the following global trends:

•	worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure and the need to automate safety, security and access applications for automobiles and trucks, which has increased demand for our products;

•	advances in information technology, which have made our products easier to market and implement;

•	the continued funding allocations for centralized traffic management services and automated enforcement schemes, which have increased the ability of our primary end users to implement our products; and

•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems (“ITS”) and other automated applications for traffic control, safety and enforcement in developed countries;

•	a propensity by traffic engineers to implement lower cost technology-based solutions rather than civil engineering solutions such as widening roadways;

•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;

•	the use of CED to provide solutions to surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

•	our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic and environmental issues.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope video and RTMS radar (from 2012 until July 14, 2014) systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar systems (after July 14, 2014) in the United States, Mexico, Canada and the Caribbean and all of our systems in Europe and Asia. On July 14, 2014, we announced the transfer of North American marketing and manufacturing of the RTMS radar product line from Econolite to Image Sensing Systems, ending our royalty agreement for radar sales. Autoscope video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

The table below reconciles non-GAAP income (loss) from continuing operations, which is a non-GAAP financial measure, to comparable GAAP financial measures:

	Year Ended December 31,
	2015	2014	2013

Income (loss) from continuing operations	$380	$(2,254)	$(7,441)
Adjustments to reconcile to non-GAAP net loss
Amortization of intangible assets	455	488	488
Depreciation	298	413	530
Restructuring	119	770	—
Investigation matter	—	152	3,723
Impairment	—	150	—
Non-GAAP net income (loss) from continuing operations	$1,252	$(281)	$(2,700)

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

Segments. We currently operate in two reportable segments: Intersection and Highway. Autoscope video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The RTMS radar is our radar product line, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment. As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2015
	Intersection	Highway	Total

Revenue	$10,198	$5,017	$15,215
Gross profit	9,128	2,610	11,738
Amortization of intangible assets	—	455	455
Intangible assets	1,210	—	1,210

	For the year ended December 31, 2014
	Intersection	Highway	Total

Revenue	$11,357	$6,786	$18,143
Gross profit	10,305	3,255	13,560
Amortization of intangible assets	—	488	488
Intangible assets	—	454	454

	For the year ended December 31, 2013
	Intersection	Highway	Total

Revenue	$13,428	$6,414	$19,842
Gross profit	11,559	1,862	13,421
Amortization of intangible assets	—	488	488
Intangible assets	—	942	942

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Year Ended December 31,
	2015	2014	2013
Product sales	44.2%	43.5%	41.5%
Royalties	55.8	56.5	58.5
Total revenue	100.0	100.0	100.0
Gross profit - product sales	48.3	42.0	22.1
Gross profit - royalties	100.0	100.0	100.0
Selling, marketing and product support	21.1	28.1	42.2
General and administrative	26.6	23.7	23.0
Research and development	23.1	26.8	18.7
Amortization of intangible assets	3.0	2.7	2.5
Restructuring	0.8	4.2	—
Investigation matter	—	0.8	18.8
Impairment	—	0.8	—
Income (loss) from continuing operations	2.5	(12.4)	(37.5)
Income tax expense (benefit)	0.1	(0.8)	20.1
Net income (loss) from continuing operations	2.5	(11.2)	(57.6)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014. Total revenue decreased to $15.2 million in 2015 from $18.1 million in 2014, a decrease of 16.1%. In the first quarter of 2015, we completed a restructuring plan to close our office in Asia. Excluding Asia revenue of $1.9 million in 2014, revenue for 2015 decreased $1.0 million, a decrease of 6.0%. Royalty income decreased to $8.5 million in 2015 from $10.2 million in 2014, a decrease of 17.2%. The decrease in royalties was the result of a decrease in Autoscope video system sales under the Econolite agreement and the transition of RTMS radar product sales from Econolite to the Company in 2014. Prior to the transfer of domestic radar sales and marketing activities from Econolite to the Company in July 2014, we received radar royalties of approximately $709,000 in 2014. Autoscope video royalties were lower in the fiscal year ended December 31, 2015 compared to the fiscal year ended December 31, 2014 as a result of lower unit volume. Product sales decreased to $6.7 million in 2015 from $7.8 million in 2014, a decrease of 14.8%. The decrease in product sales was a result of the planned withdrawal from the Asia market in early 2015 and was partially offset by increases in product sales in other geographies.

Revenue for the Intersection segment decreased to $10.2 million in 2015 from $11.4 million in 2014, a decrease of 10.2%. The decrease of revenue in the Intersection segment was mainly due to lower sales volume in North America.

Revenue for the Highway segment decreased to $5.0 million in 2015 from $6.8 million in 2014, a decrease of 26%. The decrease in Highway was due to the planned withdrawal from the Asia market in early 2015.

Gross profit for product sales for 2015 was 48.3%, an increase of 6.3% from the gross margin of 42.0% in 2014. Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales in 2016 will be similar to 2015, while we expect royalty gross profit will be 100% in 2016.

Selling, marketing and product support expense decreased to $3.2 million or 21.1% of total revenue in 2015 from $5.1 million or 28.1% of total revenue in 2014. Our selling, marketing and product support expense decreased mainly due to certain cost reductions. We anticipate that annual selling, marketing and product support expense in 2016 will be similar to such expenses 2015.

General and administrative expense decreased slightly to $4.0 million from $4.3 million in 2014, but increased to 26.6% of total revenue in 2015, from 23.7% of total revenue in 2014. General and administrative expenses decreased in 2015 mainly as a result of a decrease in the professional fees related to the use of outside consultants which were partially offset by severance costs related to the separation from former employees and other normal operating costs. We anticipate that annual general and administrative expenses in 2016 will be similar to such expenses in 2015.

Research and development expense decreased to $3.5 million or 23.1% of total revenue in 2015, from $4.9 million or 26.8% of total revenue in 2014. The decrease is primarily related to $1.2 million of software development costs related to the development of new video detection technologies that were capitalized. In 2016, we will continue to develop our video detection technology and launch new video products. We anticipate that research and development expense will increase in dollar amount in 2016 compared to 2015.

In the fourth quarter of 2014, the Company developed restructuring plans to close our offices in Asia. Because of these actions, restructuring charges of approximately $119,000 were recorded in 2015.

Amortization of intangibles decreased to $455,000 in 2015 from $488,000 in 2014 and reflects the amortization of intangible assets acquired in acquisitions. We anticipate that amortization of intangibles will decrease in 2016 compared to 2015.

Income tax expense of $18,000, or 4.5% of our pretax income, was recorded for the year ended December 31, 2015, compared to income tax benefit of $154,000, or 7.0% of pretax loss, for the year ended December 31, 2014. The income tax expense in 2015 was primarily driven by income tax in European jurisdictions.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013. Total revenue decreased to $18.1 million in 2014 from $19.8 million in 2013, a decrease of 8.5%. In the first quarter of 2014, we implemented restructuring plans to improve our financial performance in Europe, which included the closure of our office in Poland. Excluding Poland revenue of $2.3 million in 2013, revenue for 2014 increased $600,000, an increase of 3.4%. Royalty income decreased to $10.2 million in 2014 from $11.6 million in 2013, a decrease of 11.6%. The decrease in royalties was the result of a decrease in Autoscope video system sales under the Econolite agreement and the transition of Autoscope radar product sales from Econolite to the Company. Prior to the transfer of domestic radar sales and marketing activities from Econolite to the Company in July 2014, we received radar royalties of approximately $709,000 in 2014 compared to $1.3 million in 2013. Autoscope video royalties were lower in the fiscal year ended December 31, 2014 compared to the fiscal year ended December 31, 2013 as a result of lower unit volume. Product sales decreased to $7.9 million in 2014 from $8.2 million in 2013, a decrease of 4.2%. The decrease in product sales was mainly due to lower sales volume in Europe, which was partially offset by an increase in Autoscope radar sales in North America due to the previously discussed radar transition. The decrease in European sales volume was primarily the result of the Polish office closure.

Revenue for the Intersection segment decreased to $11.4 million in 2014 from $13.4 million in 2013, a decrease of 15.4%. The decrease in the Intersection segment revenue was mainly due to lower sales volume in Europe and North America.

Revenue for the Highway segment increased to $6.8 million in 2014 from $6.4 million in 2013, an increase of 5.8%. The increase in Highway revenue was due to the transition of the North American Highway sales from Econolite to Image Sensing Systems. This transition resulted in the direct sale of products to customers instead of a royalty from Econolite beginning at the transition date of July 14, 2014.

Gross profit for product sales increased to 42.0% in 2014 from 22.1% in 2013. The increase is the result of a reduction for 2014 in warranty and inventory obsolescence charges experienced in 2013. In general, product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins.

Selling, marketing and product support expense decreased to $5.1 million or 28.1% of total revenue in 2014 from $8.4 million or 42.2% of total revenue in 2013. Our selling, marketing and product support expense decreased mainly due to certain cost reductions, which were partially offset by nonrecurring expenses associated with transitioning the North American radar business from Econolite. Included in these charges are royalties due to Econolite for orders that were received by Econolite but fulfilled by Image Sensing Systems. These royalties to Econolite will end once all such open orders are fulfilled.

General and administrative expense decreased slightly to $4.3 million from $4.6 million in 2013, but increased to 23.7% of total revenue in 2014, from 23.0% of total revenue in 2013. General and administrative expenses decreased in 2014 mainly as a result of a decrease in the other professional fees related to the use of outside consultants which were partially offset by severance costs related to the separation from former employees and other normal operating costs. Our direct costs related to the investigation involving our subsidiary in Poland and associated remediation actions were approximately $152,000 for the year ended December 31, 2014 compared to $3.7 million for the year ended December 31, 2013. Please see Note 16 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the investigation.

Research and development expense increased to $4.8 million or 26.8% of total revenue in 2014, from $3.7 million or 18.7% of total revenue in 2013. The increase was mainly related to the increased expenditures on new research and development projects, the acceleration of previously existing projects and other product developments.

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to the closure of facilities and employee terminations. In the fourth quarter of 2014, we developed restructuring plans to close down our offices in Asia in order to reduce our cost structure. Because of these actions, restructuring charges of approximately $310,000 were recorded related primarily to the closure of facilities and employee terminations.

Amortization of intangibles was $488,000 in both 2014 and 2013 and reflects the amortization of intangible assets acquired in acquisitions.

Income tax benefit of $154,000, or 7.0% of our pretax loss, was recorded for the year ended December 31, 2014, compared to income tax expense of $3.9 million, or 53.7% of pretax loss, for the year ended December 31, 2013. The income tax expense in 2013 was primarily driven by the recognition of a valuation allowance of $6.6 million for the United States jurisdiction.

Liquidity and Capital Resources

At December 31, 2015, we had $2.6 million in cash and cash equivalents, compared to $2.7 million in cash at December 31, 2014.

On July 9, 2015, we closed on the sale of our LPR business unit for the purchase price of $4.2 million in cash, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million has been paid to the Company. The remaining $420,000 was placed in an escrow account and will be available until July 9, 2016 to satisfy any indemnification obligations the Company may have under the SAPA. The $420,000 in escrow is classified as “discontinued operations assets” on the Consolidated Balance Sheet as of December 31, 2015. We used $1.6 million from the sale to strengthen our balance sheet and to invest in our Autoscope video detection and RTMS radar detection products and solutions. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash used for operating activities was $3.3 million in 2015, compared to cash used of $5.7 million in 2014 and cash used of $5.8 million in 2013. The primary reason for the decrease in cash in 2014 was operating losses, the timing of the collection of outstanding receivables, as well as timing of the payment of outstanding payables, partially offset by the conversion of inventory. The primary reasons for the decrease in cash in 2013 was the investments made in the Company’s product offerings. We anticipate that average receivable collection days in 2016 will be similar to 2015 and that it will not have a material impact on our liquidity.

Net cash used for investing activities was $1.4 million in 2015, compared to cash provided by investing activities of $2.5 million in 2014 and cash provided by investing activities of $1.6 million in 2013. The investing of cash compared to the prior periods is the result of the capitalized software development costs. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2016.

There was no net cash provided by financing activities in 2015 or 2014, compared to cash provided of $9,000 in 2013.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 2015 to April 1, 2016. At December 31, 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008. We requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

We believe that cash and cash equivalents on hand at December 31, 2015, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off-balance sheet arrangements.

Critical Accounting Policies

Our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of our results of operations and financial position, may require the application of a higher level of judgment by our management, and as a result, are subject to an inherent degree of uncertainty. For further information see Note 1 of our Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Income Taxes. We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of our deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

New and Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU 2016-02 provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently determining our implementation approach and assessing the impact of ASU 2016-02 on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2014. There was no significant impact on our results of operations as a result of the adoption of ASU 2015-17.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers.

On July 9, 2015, the FASB affirmed its proposal to defer the effective date of the ASU 2014-09 for all entities by one year. As a result, public business entities, certain not-for-profit entities, and certain employee benefit plans will apply this new revenue standard to annual reporting periods beginning after December 15, 2017. All other entities will apply this new revenue standard to annual reporting periods beginning after December 15, 2018. Additionally, the FASB affirmed its proposal to permit all entities to apply ASU 2014-09 early, but not before the original effective date for public business entities, certain not-for-profit entities, and certain employee benefit plans (that is, annual periods beginning after December 15, 2016). Entities choosing to implement early will apply ASU 2014-09 to all interim reporting periods within the year of adoption.

The Company is currently determining its implementation approach and assessing the impact of ASU 2014-09 on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Approximately 25% of our revenue has historically been derived from shipments to customers outside of the United States, and a large portion of this revenue is denominated in currencies other than the U.S. dollar. Our international subsidiaries have functional currencies other than our U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non-functional currency transactions expose us to market risk on assets, liabilities and cash flows recognized on these transactions.

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

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,648	$2,656
Accounts receivable, net of allowance for doubtful accounts of $138 and $311, respectively	3,063	2,534
Inventories	648	825
Prepaid expenses and other current assets	445	660
Total current assets	6,804	6,675

Property and equipment:
Furniture and fixtures	491	449
Leasehold improvements	426	406
Equipment	3,397	3,443
	4,314	4,298
Accumulated depreciation	3,796	3,601
	518	697

Intangible assets, net	1,210	454
Deferred income taxes	19	62
Discontinued operations assets	420	7,002
TOTAL ASSETS	$8,971	$14,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,519	$2,451
Warranty	760	824
Accrued compensation	722	517
Other current liabilities	573	585
Accrued restructuring	—	216
Total current liabilities	3,574	4,593

Deferred income taxes	—	165
Discontinued operations liabilities	—	1,812

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,028,000 and 4,995,963 issued and outstanding, respectively	49	49
Additional paid-in capital	23,826	23,547
Accumulated other comprehensive loss	(258)	(158)
Accumulated deficit	(18,220)	(15,118)
Total shareholders’ equity	5,397	8,320
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,971	$14,890

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years ended December 31,
	2015	2014	2013
Revenue:
Product sales	$6,729	$7,896	$8,244
Royalties	8,486	10,247	11,598
	15,215	18,143	19,842
Cost of revenue:
Product sales	3,477	4,583	6,421
	3,477	4,583	6,421
Gross profit	11,738	13,560	13,421

Operating expenses:
Selling, marketing and product support	3,216	5,093	8,370
General and administrative	4,048	4,299	4,571
Research and development	3,520	4,862	3,710
Amortization of intangible assets	455	488	488
Restructuring	119	770	—
Investigation matter	—	152	3,723
Impairment of investment	—	150	—
	11,358	15,814	20,862
Operating income (loss) from continuing operations	380	(2,254)	(7,441)
Other, net	21	65	6
Income (loss) from continuing operations before income taxes	401	(2,189)	(7,435)
Income tax expense (benefit)	18	(154)	3,995
Net income (loss) from continuing operations	383	(2,035)	(11,430)
Net loss from discontinued operations, net of tax (including 2015 loss on disposal of $1,081)	(3,485)	(7,668)	(4,471)
Net loss	$(3,102)	$(9,703)	$(15,901)
Net income (loss) per share:
Basic
Continuing operations	$0.08	$(0.41)	$(2.31)
Discontinued operations	$(0.70)	$(1.54)	$(0.90)
Net basic earnings per share	$(0.62)	$(1.95)	$(3.21)

Diluted
Continuing operations	$0.08	$(0.41)	$(2.31)
Discontinued operations	$(0.69)	$(1.54)	$(0.90)
Net diluted earnings per share	$(0.61)	$(1.95)	$(3.21)

Weighted average number of common shares outstanding:
Basic	5,011	4,983	4,955
Diluted	5,019	4,983	4,955

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended December 31,
	2015	2014	2013
Net loss	$(3,102)	$(9,703)	$(15,901)
Other comprehensive income (loss):
Foreign currency translation adjustment	(100)	(762)	214
Comprehensive loss	$(3,202)	$(10,465)	$(15,687)

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2015	2014	2013
Operating activities:
Net loss from continued operations	$383	$(2,035)	$(11,430)
Net loss from discontinued operations, net of tax	(3,485)	(7,668)	(4,471)
Net loss	(3,102)	(9,703)	(15,901)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	298	413	530
Amortization	455	488	488
Stock-based compensation	279	271	213
Impairment	—	150	—
Deferred income tax expense	4	—	4,085
Loss on disposal of assets	(157)	41	—
Changes in operating assets and liabilities:
Accounts receivable, net	(529)	1,194	2,055
Inventories	177	126	1,709
Prepaid expenses and other current assets	258	643	298
Accounts payable	(932)	1,075	(27)
Accrued expenses and other liabilities	(92)	(352)	755
Net cash used for continuing operating activities	(3,341)	(5,654)	(5,795)
Net cash provided by discontinuing operating activities	1,557	3,075	278
Net cash used for operating activities	(1,784)	(2,579)	(5,517)

Investing activities:
Capitalized software development costs	(1,210)	—	—
Sales and maturities of marketable securities	—	2,639	7,686
Purchases of marketable securities	—	—	(5,507)
Purchases of property and equipment	(150)	(298)	(300)
Proceeds (purchases) of other investments	—	150	(300)
Net cash provided by (used for) continuing investing activities	(1,360)	2,491	1,579
Net cash provided by (used for) discontinued investing activities	3,253	(197)	(789)
Net cash provided by investing activities	1,893	2,294	790

Financing activities:
Proceeds from exercise of stock options	—	—	9
Net cash provided by continuing financing activities	—	—	9

Effect of exchange rate changes on cash	(117)	(623)	(52)
Decrease in cash and cash equivalents	(8)	(908)	(4,770)

Cash and cash equivalents at beginning of period	2,656	3,564	8,334
Cash and cash equivalents at end of period	$2,648	$2,656	$3,564

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Shares Issued	Common Stock	Additional Paid-In Captal	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Total

Balance at December 31, 2012	4,966,619	$49	$23,055	$390	$10,486	$33,980

Stock awards issued	13,395	—	75	—	—	75
Common stock issued for options exercised	2,333	—	8	—	—	8
Acquisition-related shares surrendered	(7,500)	—	—	—	—	—
Stock-based compensation	—	—	138	—	—	138
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	214	—	214
Net loss	—	—	—	—	(15,901)	(15,901)
Total comprehensive loss	—	—	—	—	—	(15,687)
Balance at December 31, 2013	4,974,847	$49	$23,276	$604	$(5,415)	$18,514

Stock awards issued	21,116	—	91	—	—	91
Stock-based compensation	—	—	180	—	—	180
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(762)	—	(762)
Net loss	—	—	—	—	(9,703)	(9,703)
Total comprehensive loss	—	—	—	—	—	(10,465)
Balance at December 31, 2014	4,995,963	$49	$23,547	$(158)	$(15,118)	$8,320

Stock awards issued	32,037	—	106	—	—	106
Stock-based compensation	—	—	173	—	—	173
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(3,102)	(3,102)
Total comprehensive loss	—	—	—	—	—	(3,202)
Balance at December 31, 2015	5,028,000	$49	$23,826	$(258)	$(18,220)	$5,397

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2015

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company previously conducted its operations through three businesses consisting of 1) Intersection, 2) Highway, and 3) LPR. As further described in Note 2 of these Notes to Consolidated Financial Statements, on July 9, 2015, the Company completed the sale of its LPR segment. As a result, effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s consolidated financial statements. Accordingly, financial results for the 12 months ended December 31, 2015 have been reported on this basis. Previously reported results for comparable periods in 2014 and 2013 have also been restated to reflect this reclassification. As a result, all amounts presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the financial results and financial position of the Company’s continuing intersection and highway businesses, other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Image Sensing Systems, Inc. and its wholly-owned subsidiaries: Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Holdings Limited (ISS Holdings), Image Sensing Systems Europe Limited (ISS Europe), Image Sensing Systems EMEA Limited (ISS UK) located in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O., (ISS Poland) located in Poland; Image Sensing Systems Spain SLU (ISS Spain) located in Spain; Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany; and ISS Image Sensing Systems Canada Limited (ISS Canada) located in Canada. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Certain sales may contain multiple elements for revenue recognition purposes. We consider each deliverable that provides value to the customer on a standalone basis as a separable element. Separable elements in these arrangements may include the hardware, software, installation services, training and support. We initially allocate consideration to each separable element using the relative selling price method. Selling prices are determined by us based on either vendor-specific objective evidence (“VSOE”) (the actual selling prices of similar products and services sold on a standalone basis) or, in the absence of VSOE, our best estimate of the selling price. Factors considered by us in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by us to provide the deliverable, as well as our historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement. Under arrangements where special acceptance protocols exist, installation services and training may not be considered separable. Under those circumstances, revenue for the entire arrangement is recognized upon the completion of installation, training and the fulfillment of any other significant obligations specific to the terms of the arrangement. Arrangements that do not contain any separable elements are typically recognized when the products are shipped and title has transferred to the customer.

Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts.

Econolite Control Products, Inc. (“Econolite”) is our licensee that sells certain of our products in the United States, Mexico, Canada and the Caribbean. The royalty of approximately 50% of the gross profit on licensed products is recognized when the products are shipped or delivered by Econolite to its customers.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $700,000 and $2.0 million at December 31, 2015 and 2014, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of insurance limits.

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

INCOME TAXES

We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of deferred tax assets. If all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. We recognize penalties and interest expense related to unrecognized tax benefits in income tax expense.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. We reached technological feasibility for certain software products and, as a result, capitalized $1.2 million of software development costs during the year ended December 31, 2015.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2015 and 2014, there were no indefinite-lived intangible assets.

IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying value of long-lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2015, 2014 or 2013.

RESEARCH AND DEVELOPMENT

Research and development costs associated with new products are charged to operations in the period incurred.

WARRANTIES

We generally provide a two to five year warranty on product sales. We record estimated warranty costs at the time of sale and accrue for specific items at the time that their existence is known and the amounts are determinable. We estimate warranty costs using standard quantitative measures based on historical warranty claim experience and an evaluation of specific customer warranty issues. In addition, warranty provisions are also recognized for certain nonrecurring product claims that are individually significant.

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

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share includes potentially dilutive common shares consisting of stock options, restricted stock and warrants using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 282,750, 354,000 and 348,000 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2015, 2014 and 2013, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

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

For purposes of determining the estimated fair value of stock-based payment awards, we utilize a Black-Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because our employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination of future grants of stock-based payment awards. If factors change and we employ different assumptions in future periods, the compensation expense recorded may differ significantly from the stock-based compensation expense recorded in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU 2016-02 provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently determining our implementation approach and assessing the impact of ASU 2016-02 on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2014. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers.

On July 9, 2015, the FASB affirmed its proposal to defer the effective date of ASU 2014-09 for all entities by one year. As a result, public business entities, certain not-for-profit entities, and certain employee benefit plans will apply this new revenue standard to annual reporting periods beginning after December 15, 2017. All other entities will apply this new revenue standard to annual reporting periods beginning after December 15, 2018. Additionally, the FASB affirmed its proposal to permit all entities to apply ASU 2014-09 early, but not before the original effective date for public business entities, certain not-for-profit entities, and certain employee benefit plans (that is, annual periods beginning after December 15, 2016). Entities choosing to implement early, will apply ASU 2014-09 standard to all interim reporting periods within the year of adoption.

The Company is currently determining its implementation approach and assessing the impact of ASU 2014-09 on the consolidated financial statements.

2.	Divestiture of Automatic License Plate Recognition Business

On July 9, 2015, the Company entered into a share and asset sales purchase agreement (the “SAPA”) with TagMaster AB (the “Buyer”). Under the terms of the SAPA, the Company and Image Sensing Systems EMEA Limited, a wholly-owned subsidiary of the Company (“ISS EMEA”), sold to the Buyer the entire issued share capital of Image Sensing Systems UK Limited, a wholly-owned subsidiary of ISS EMEA, as well as certain other assets owned by the Company primarily used or primarily held for use in connection with its license plate recognition (LPR) business. The Buyer also agreed to assume on the closing date certain agreements and liabilities relating to the LPR business and the acquired assets. Additionally, the Company and the Buyer entered into a transitional services agreement.

Effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s consolidated financial statements. In accordance with Accounting Standards Codification (“ASC”) 205-20, the results of the discontinued LPR business have been presented as discontinued operations. As such, financial results for the 12 months ended December 31, 2015 have been reported on this basis. Previously reported results for comparable periods in 2014 and 2013 have also been restated to reflect this reclassification.

The purchase price for the LPR business was $4.2 million, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million has been paid to the Company. The remaining $420,000 was placed in an escrow account and will be available until July 9, 2016 to satisfy any indemnification obligations the Company may have under the SAPA. The $420,000 in escrow is classified as “discontinued operations assets” on the Company’s Consolidated Balance Sheets as of December 31, 2015. In the third quarter of 2015, the Company recorded a loss on sale of the LPR business of $1.1 million, exclusive of the impact of transaction related expenses recorded through December 31, 2015.

The operational results of the LPR business are presented in the “Net loss from discontinued operations” line item on the Consolidated Statements of Operations. Also included in this line item for the 12 months ended December 31, 2015 is the loss on sale of the LPR business and non-recurring expenses incurred by the Company as a result of the sale of the LPR business, including third party transaction specific costs. These non-recurring expenses amounted to $985,000 for the 12 months ended December 31, 2015. The loss on the sale of the LPR business had no current or prior year income tax expense impact.

In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Consolidated Balance Sheets as assets and liabilities from discontinued operations.

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinuing operations, all remaining amounts presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the financial results and financial position of the Company’s continuing Autoscope Video and RTMS businesses.

Revenue, operating loss, loss on sale of business, and net loss from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net Revenue	$1,409	$1,452	$2,980
Operating (loss) from discontinued operations	(2,538)	(7,688)	(4,529)
Loss on sale of discontinued operations	(1,081)	—	—
Income tax expense (benefit)	(134)	(20)	(58)
Net loss on discontinued operations, net of tax	$(3,485)	$(7,668)	$(4,471)

The major classes of assets and liabilities from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Accounts receivable, net	$—	$1,685
Inventories	—	1,409
Other current assets	420	209
Current assets from discontinued operations	420	3,303

Property and equipment, net:	—	167
Intangible assets, net	—	3,532
Non-current assets from discontinued operations	—	3,699

Trade accounts payable	—	864
Other current liabilities	—	857
Current liabilities from discontinued operations	—	1,721

Non-current liabilities from discontinued operations	$—	$91

3.	FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

As of December 31, 2015 and 2014, there were no marketable securities outstanding.

Proceeds from maturities or sales of available-for-sale securities were $2.6 million and $7.7 million during the years ended December 31, 2014 and 2013, respectively. Realized gains and losses are determined using the specific identification method. Realized gains and losses related to sales of available-for-sale investments during the years ended December 31, 2014 and 2013 were immaterial and included in other income.

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

4.	INVENTORIES

Inventories consisted of $648,000 and $825,000 of finished goods as of December 31, 2015 and 2014, respectively.

5.	INTANGIBLE ASSETS

Intangible assets consisted of the following (dollars in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$3,900	$(3,900)	$—	—
Software development	1,210	—	1,210	10.0
	$5,110	$(3,900)	$1,210	10.0

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in Years)
Developed technology	$3,900	$(3,446)	$454	1.0

6.	CREDIT FACILITIES

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company.  The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit.  Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment.  We are subject to certain covenants under the Alliance Credit Agreement. In March 2015, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from May 2015 to April 1, 2016. At December 31, 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Prior to May 12, 2014, we had a revolving line of credit with Associated Bank, National Association (“Associated Bank”) that was initially entered into as of May 1, 2008.  We requested, and Associated Bank granted, a termination to the Credit Agreement effective on May 12, 2014 in connection with the revolving line of credit from Alliance Bank described above.

7.	WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Beginning balance	$824	$771	$343
Warranty provisions	198	328	209
Warranty claims	(293)	(329)	(283)
Adjustments to preexisting warranties	31	54	502
Ending balance	$760	$824	$771

8.	INCOME TAXES

The components of income (loss) before income taxes were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Income (loss) from continuing operations before income taxes and discontinued operations
Domestic	$1,057	$480	$(6,275)
Foreign	(656)	(2,669)	(1,160)
Total	$401	$(2,189)	$(7,435)

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(158)	$(230)
State	7	3	(7)
Foreign	9	17	80
	$16	$(138)	$(157)
Deferred:
Federal	$—	$—	$4,083
State	—	—	120
Foreign	2	(16)	(51)
	2	(16)	4,152
Total income tax expense (benefit)	$18	$(154)	$3,995

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013

United States federal tax statutory rate	$137	$(766)	$(2,528)
State taxes, net of federal benefit	(6)	(233)	(36)
Valuation allowances against deferred tax assets	637	769	6,657
Research and development tax credits	(716)	(374)	(252)
Foreign provision different than U.S. tax rate	104	483	148
Stock option expense	21	33	28
Adjustment of prior year tax credits and refunds	(40)	102	(63)
Uncertain tax positions	—	(10)	(8)
Other	(119)	(158)	49
Total	$18	$(154)	$3,995

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	Years ended December 31,
	2015	2014
Deferred tax assets:
Accrued compensation and benefits	$186	$141
Inventory reserves	27	217
Allowance for doubtful accounts	9	112
Warranty reserves	168	194
Intangible and other assets	3,027	3,476
Net operating loss carryforwards	6,898	5,620
Non-qualified stock option expense	114	77
Property, equipment and other	133	158
Research and development credit	1,710	913
Total deferred tax asset:	12,272	10,908
Less: valuation allowance	(12,205)	(10,950)
Net deferred tax assets:	67	(42)

Deferred tax liabilities:
Prepaid expenses and other	(48)	(61)
Total deferred tax liability:	(48)	(61)

Total net deferred tax asset/(liability)	$19	$(103)

As of December 31, 2015, the Company had sustained a significant loss. The net operation loss (“NOL”) carry forward in the United States, United Kingdom, Hong Kong, Canada and China is $14.1 million, $8.8 million, $1.3 million, $70,000 and $113,000, respectively. The Company’s management believes that it is not more likely than not the net operating losses will be utilized. Accordingly, as of December 31, 2015, a full valuation allowance is provided, except Canadian NOL.

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

The Company has recognized no material uncertain tax positions as of December 31, 2015. The Company files income tax returns in the U.S federal jurisdiction, various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S federal or state and local income tax examinations by tax authorities for years before 2011. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

9.	LICENSING

We have licensed the exclusive right to manufacture and market the Autoscope video and RTMS radar (from July 24, 2012 to July 14, 2014) technology in the United States, Mexico, Canada and the Caribbean to Econolite, and we receive royalties from Econolite on sales of systems in those territories as well as in non-exclusive territories as allowed from time to time. We may terminate our agreement with Econolite if a minimum annual sales level is not met or if Econolite fails to make royalty payments as required by the agreement. The agreement’s term runs to 2031, unless terminated by either party upon three years’ notice.

We recognized royalty income from this agreement of $8.5 million, $10.2 million and $11.6 million in 2015, 2014 and 2013, respectively.

10.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty income from Econolite comprised 56%, 56% and 58% of revenue in the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable from Econolite were $1.4 million and $1.5 million at December 31, 2015 and 2014, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. Econolite was the only customer that comprised more than 10% of accounts receivable as of December 31, 2015.

11.	RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. ISS HK and ISS UK are obligated to contribute to certain employee pension plans. We made contributions totaling $84,000, $108,000 and $100,000 to the plans for 2015, 2014 and 2013, respectively.

12.	SHAREHOLDERS’ EQUITY

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

Performance stock options are time based; however, the final number of awards earned and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately vest ranges from 90% to 100% of the targeted amount if the minimum performance target is achieved. For performance stock awards granted in 2015, the performance target was operating profit. We evaluate the likelihood of meeting the performance target at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each performance target.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the years ended December 31, 2015, 2014 and 2013 was $279,000, $271,000 and $213,000, respectively. At December 31, 2015, a total of 377,803 shares were available for grant under these plans.

The following table summarizes stock option activity for 2015, 2014 and 2013:

	2015		2014		2013
	Shares	WAEP*	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	354,000	$6.30	339,750	$6.73	398,893	$7.95
Granted	50,000	$2.73	167,500	$4.92	86,000	$6.82
Exercised	—	$—	—	$—	(2,333)	$3.65
Expired	(3,000)	$9.22	—	$—	(4,000)	$9.00
Forfeited	(93,250)	$5.43	(153,250)	$5.74	(138,810)	$10.28

Options outstanding at end of year	307,750	$5.96	354,000	$6.30	339,750	$6.73
Options eligible for exercise at year-end	165,625	$7.20	174,000	$7.16	130,688	$7.71

*Weighted Average Exercise Price

Options outstanding at December 31, 2015 had a weighted average remaining contractual term of 6.3 years and had an aggregate intrinsic value of $46,000. Options eligible for exercise at December 31, 2015 had a weighted average remaining contractual term of 4.7 years and had no aggregate intrinsic value.

There were no stock options exercised during the fiscal years ended December 31, 2015 and 2014. The total intrinsic value of stock options exercised during the fiscal year ended December 31, 2013 was $4,000.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share grant date fair value of options to purchase 50,000, 167,500 and 86,000 shares granted for the years ended December 31, 2015, 2014 and 2013 was $1.53, $2.20 and $3.53, respectively. The weighted average assumptions used to determine the fair value of stock options granted during those fiscal years were as follows:

	2015	2014	2013
Expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	1.60%	1.55%	1.52%
Expected volatility	67%	50%	60%
Dividend yield	0%	0%	0%

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

Other information pertaining to options for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013

Stock-based compensation expense recognized within general and administrative expense on the consolidated statements of operations	$279,000	$271,000	$213,000
Cash received from the exercise of options	—	—	8,500
Excess income tax benefits from exercise of stock options	—	—	—

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended December 31, 2015, there were stock awards issued for 8,285 shares with a weighted-average grant date fair value of $3.77. For the year ended December 31, 2015, there were stock awards issued for 32,037 shares with a weighted-average grant date fair value of $3.32.

13.           RESTRUCTURING

In the first quarter of 2014, the Company implemented restructuring plans to improve our financial performance in Europe. These plans included the closure of our office in Poland. Because of these actions, restructuring charges of approximately $460,000 were recorded related primarily to the closure of facilities and legal costs.

In the fourth quarter of 2014, the Company developed restructuring plans to close our offices in Asia. Because of these actions, restructuring charges of approximately $310,000 were recorded related primarily to facilities and employee terminations. In the first quarter of 2015, we completed the restructuring plans to close our offices in Asia.

The following table shows the restructuring activity for 2014 and 2015 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Inventory Charges	Total
Balance at January 1, 2014	$—	$—	$—	$—
Charges	250	463	57	770
Payments/settlements	(60)	(437)	(57)	(554)
Balance at December 31, 2014	$190	$26	$—	$216
Charges	—	—	—	—
Settlements	(190)	(26)	—	(216)
Balance at December 31, 2015	$—	$—	$—	$—

14.           SEGMENT INFORMATION

The Company’s Chief Executive Officer and management regularly review financial information for the Company’s operating segments. The Company previously conducted its operations through three businesses consisting of 1) Intersection, 2) Highway, and 3) LPR. As further described in Note 2 of these Notes to Consolidated Financial Statements, on July 9, 2015, the Company completed the sale of its LPR segment. As a result, effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s consolidated financial statements. Accordingly, financial results for the 12 months ended December 31, 2015 have been reported on this basis. Previously reported results for comparable periods in 2014 and 2013 have also been restated to reflect this reclassification.

Accordingly, effective July 9, 2015, the Company has two reportable segments, Intersection and Highway. Autoscope video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The RTMS is our radar product line, and revenue consists of international and North American product sales as well as a portion of royalties for the periods from July 24, 2012 to July 14, 2014 (all of which are received from Econolite). Radar products are normally sold in the Highway segment.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2015
	Intersection	Highway	Total

Revenue	$10,198	$5,017	$15,215
Gross profit	9,128	2,610	11,738
Amortization of intangible assets	—	455	455
Intangible assets	1,210	—	1,210

	For the year ended December 31, 2014
	Intersection	Highway	Total

Revenue	$11,357	$6,786	$18,143
Gross profit	10,305	3,255	13,560
Amortization of intangible assets	—	488	488
Intangible assets	—	454	454

	For the year ended December 31, 2013
	Intersection	Highway	Total

Revenue	$13,428	$6,414	$19,842
Gross profit	11,559	1,862	13,421
Amortization of intangible assets	—	488	488
Intangible assets	—	942	942

We derived the following percentages of our net revenues from the following geographic regions:

	2015	2014	2013
Asia Pacific	0%	11%	14%
Europe	17%	18%	26%
North America	83%	71%	60%

No countries other than the United States had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long-lived assets held outside of the United States, not including intangible assets, was $101,000 and $121,000 at December 31, 2015 and 2014, respectively.

15.           OTHER ASSETS

In January 2013, we acquired a minority interest in the shares of common stock of Municipal Parking Services, Inc. (MPS) for an aggregate purchase price of $300,000. The investment was accounted for under the cost method and was included in Other Assets on our consolidated balance sheet at December 31, 2013. In October 2014, our minority interest in MPS was purchased by MPS for $150,000. We recorded an impairment charge of $150,000 in operating expenses in the third quarter of 2014. During the period from April 2013 until March 2 2016, the Chief Executive Officer of MPS served on our Board of Directors.

16.           COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent office space and equipment under operating lease agreements expiring at various dates through January 2016. Rent expense for office facilities was $480,000 in 2015, $581,000 in 2014 and $616,000 in 2013. Minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

Future Lease Payments
2016	$275
2017	263
2018	218
2019	218
2020	127

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

During the third quarter of 2014, we received a letter from the DOJ informing us that their inquiry into this matter had been closed, citing the Company’s voluntary disclosure, thorough investigation, cooperation and voluntary enhancements to its compliance program. Additionally, the SEC previously notified the Company that it had closed its investigation without recommending enforcement action.

Neither the Company nor any of our subsidiaries was charged with any offense, and there were no fines levied at the close of the investigation by the DOJ or SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 10, 2016

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The sections entitled “Proposal I - Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation

The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2016 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plans approved by shareholders	307,750	$5.96	377,803

(1) The 377,803 shares available for grant under the 2014 Stock Option and Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock-based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2016 annual meeting of shareholders is incorporated into this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2016 annual meeting of shareholders is incorporated into this Annual Report on Form 10-K by reference.

Item 14.	Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2016 annual meeting of shareholders are incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1.	Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flow for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not required.

3.	The following documents are filed as exhibits to this report:

Exhibit No.	Description

2.1**	Share and Asset Sale and Purchase Agreement dated as of July 9, 2015 among Image Sensing Systems, Inc., Image Sensing Systems EMEA Limited and TagMaster AB (“SAPA”). (Pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, certain schedules to the SAPA were not filed, and the SAPA briefly identifies the contents of these schedules. Image Sensing Systems, Inc. hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon its request), incorporated by reference to Exhibit 2.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-26056).

3(i).1	Restated Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.1 to ISS’ Registration Statement on Form SB-2 (Registration No. 33-90298C) filed on March 15, 1995, as amended (Registration Statement).

3(i).2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.2 to ISS’ Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-26056).

3(ii)	Bylaws of ISS, incorporated by reference to Exhibit 3(ii) to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 0-26056).

4.1	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.

10.1	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.

10.2*	Employment Agreement between ISS and Gregory R. L. Smith, dated December 8, 2006, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 8, 2006 (File No. 0-26056).

10.3	Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10-K).

10.4	Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10-K.

10.5*	Image Sensing Systems, Inc. 2005 Stock Incentive Plan, incorporated by reference to Appendix A to ISS’ proxy statement filed with the SEC on April 19, 2005 (File No. 0-26056).

10.6	Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.7	Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.8	Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-26056).

10.9	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10-KSB.

10.10	Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated July 3, 2008 (File No. 0-26056).

10.11	Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.12	Loan Agreement dated May 1, 2008 (2008 Loan Agreement) by and between ISS and Associated Bank, National Association (Associated Bank), incorporated by reference to Exhibit 10.19 to ISS’ Registration Statement on Form S-1 filed on May 12, 2008 (Registration No. 333-150852) (Form S-1).

10.13	Security Agreement dated May 1, 2008 by and between ISS and Associated Bank, incorporated by reference to Exhibit 10.20 to ISS’ Form S-1.

10.14	Promissory Note (Line of Credit) dated May 1, 2008 in the original principal amount of $5,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.21 to ISS’ Form S-1.

10.15	Promissory Note (Loan) dated May 1, 2008 in the original principal amount of $3,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.22 to ISS’ Form S-1.

10.16	Modification Agreement dated December 28, 2009 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-26056) (2009 Form 10-K).

10.17	Promissory Note (Loan) dated December 28, 2009 in the original principal amount of $4,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.19 to the 2009 Form 10-K.

10.18	Lease dated February 1, 2010 between Image Sensing Systems UK Limited and Nortrust Nominees Limited, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-26056).

10.19	Third Modification Agreement dated December 28, 2010 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.21 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-26056).

10.20	Fourth Modification Agreement dated December 22, 2011 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 22, 2011 (File No. 0-26056).

10.21	Fifth Modification Agreement dated December 24, 2012 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 24, 2012 (File No. 0-26056).

10.22**	Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014, incorporated by reference to Exhibit 10.26 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-26056).

10.23	Amended and Restated Employment Agreement dated as of April 23, 2014 by and between ISS and Kris B. Tufto, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 0-26956) (March 31, 2014 Form 10-Q).

10.24	Amended and Restated Employment Agreement dated as of April 22, 2014 by and between ISS and Dale E. Parker, incorporated by reference to Exhibit 10.2 to ISS’ March 31, 2014 Form 10-Q.

10.25	Commitment Letter effective as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.3 to ISS’ March 31, 2014 Form 10-Q.

10.26	Security Agreement dated as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.4 to ISS’ March 31, 2014 Form 10-Q.

10.27	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.5 to ISS’ March 31, 2014 Form 10-Q.

10.28	Amendment to Commitment Letter dated as of March 16, 2015 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.31 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-26056).

10.29	Amendment to Promissory Note effective as of March 16, 2015 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.32 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-26056).

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10-K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10-K.

99.3	License and Distribution Agreement dated January 2, 2011 by and among ISS, Econolite and Econolite Canada Inc., incorporated by reference to Exhibit 99.3 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-26056).

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by ISS with the SEC.

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

Image Sensing Systems, Inc.

/s/ Dale E. Parker	Date: March 10, 2016
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

/s/ Dale E. Parker	Date: March 10, 2016
Dale E. Parker Interim President, Interim Chief Executive Officer and Chief Financial Officer (Interim Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ James W. Bracke	Date: March 10, 2016
James W. Bracke Chairman of the Board of Directors

/s/ Melissa B. Fisher	Date: March 10, 2016
Melissa B. Fisher Director

/s/ Andrew T. Berger	Date: March 10, 2016
Andrew T. Berger Director

/s/ Paul F. Lidsky	Date: March 10, 2016
Paul F. Lidsky Director

Exhibit Index

Exhibit No.	Description

2.1**	Share and Asset Sale and Purchase Agreement dated as of July 9, 2015 among Image Sensing Systems, Inc., Image Sensing Systems EMEA Limited and TagMaster AB (“SAPA”). (Pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, certain schedules to the SAPA were not filed, and the SAPA briefly identifies the contents of these schedules. Image Sensing Systems, Inc. hereby agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon its request), incorporated by reference to Exhibit 2.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 0-26056).

3(i).1	Restated Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.1 to ISS’ Registration Statement on Form SB-2 (Registration No. 33-90298C) filed on March 15, 1995, as amended (Registration Statement).

3(i).2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.2 to ISS’ Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 0-26056).

3(ii)	Bylaws of ISS, incorporated by reference to Exhibit 3(ii) to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 0-26056).

4.1	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.

10.1	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.

10.2*	Employment Agreement between ISS and Gregory R. L. Smith, dated December 8, 2006, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 8, 2006 (File No. 0-26056).

10.3	Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10-K).

10.4	Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10-K.

10.5*	Image Sensing Systems, Inc. 2005 Stock Incentive Plan, incorporated by reference to Appendix A to ISS’ proxy statement filed with the SEC on April 19, 2005 (File No. 0-26056).

10.6	Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.7	Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.8	Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-26056).

10.9	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10-KSB.

54

10.10	Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated July 3, 2008 (File No. 0-26056).

10.11	Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.12	Loan Agreement dated May 1, 2008 (2008 Loan Agreement) by and between ISS and Associated Bank, National Association (Associated Bank), incorporated by reference to Exhibit 10.19 to ISS’ Registration Statement on Form S-1 filed on May 12, 2008 (Registration No. 333-150852) (Form S-1).

10.13	Security Agreement dated May 1, 2008 by and between ISS and Associated Bank, incorporated by reference to Exhibit 10.20 to ISS’ Form S-1.

10.14	Promissory Note (Line of Credit) dated May 1, 2008 in the original principal amount of $5,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.21 to ISS’ Form S-1.

10.15	Promissory Note (Loan) dated May 1, 2008 in the original principal amount of $3,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.22 to ISS’ Form S-1.

10.16	Modification Agreement dated December 28, 2009 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-26056) (2009 Form 10-K).

10.17	Promissory Note (Loan) dated December 28, 2009 in the original principal amount of $4,000,000 issued by ISS to Associated Bank, incorporated by reference to Exhibit 10.19 to the 2009 Form 10-K.

10.18	Lease dated February 1, 2010 between Image Sensing Systems UK Limited and Nortrust Nominees Limited, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-26056).

10.19	Third Modification Agreement dated December 28, 2010 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.21 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-26056).

10.20	Fourth Modification Agreement dated December 22, 2011 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 22, 2011 (File No. 0-26056).

10.21	Fifth Modification Agreement dated December 24, 2012 by and between ISS and Associated Bank under which ISS and Associated Bank amended the 2008 Loan Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 24, 2012 (File No. 0-26056).

10.22**	Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014, incorporated by reference to Exhibit 10.26 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-26056).

10.23	Amended and Restated Employment Agreement dated as of April 23, 2014 by and between ISS and Kris B. Tufto, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 0-26956) (March 31, 2014 Form 10-Q).

10.24	Amended and Restated Employment Agreement dated as of April 22, 2014 by and between ISS and Dale E. Parker, incorporated by reference to Exhibit 10.2 to ISS’ March 31, 2014 Form 10-Q.

10.25	Commitment Letter effective as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.3 to ISS’ March 31, 2014 Form 10-Q.

55

10.26	Security Agreement dated as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.4 to ISS’ March 31, 2014 Form 10-Q.

10.27	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.5 to ISS’ March 31, 2014 Form 10-Q.

10.28	Amendment to Commitment Letter dated as of March 16, 2015 by and between ISS and Alliance Bank (filed herewith).

10.29	Amendment to Promissory Note effective as of March 16, 2015 issued by ISS to Alliance Bank (filed herewith).

21	List of Subsidiaries of ISS (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10-K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10-K.

99.3	License and Distribution Agreement dated January 2, 2011 by and among ISS, Econolite and Econolite Canada Inc., incorporated by reference to Exhibit 99.3 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-26056).

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by ISS with the SEC.

Copies of all exhibits not attached will be furnished without charge upon written request to the Company at the address set forth on the inside back cover page of this Annual Report on Form 10-K.

56