Form 10-Q
period 2016-03-31
IMAGE SENSING SYSTEMS INC
filed 2016-05-12
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $0.01 par value per share	5,039,039 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,403	$2,648
Accounts receivable, net of allowance for doubtful accounts of $56 and $138, respectively	2,520	3,063
Inventories	375	648
Prepaid expenses and other current assets	481	445
Discontinued operations assets	420	420
Total current assets	5,199	7,224

Property and equipment:
Furniture and fixtures	491	491
Leasehold improvements	429	426
Equipment	3,464	3,397
	4,384	4,314
Accumulated depreciation	3,911	3,796
	473	518

Intangible assets, net	1,811	1,210
Deferred income taxes	19	19
TOTAL ASSETS	$7,502	$8,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$814	$1,519
Warranty	760	760
Accrued compensation	311	722
Other current liabilities	324	573
Accrued restructuring	126	—
Total current liabilities	2,335	3,574

Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,039,039 and 5,028,000 issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	50	49
Additional paid-in capital	23,886	23,826
Accumulated other comprehensive loss	(257)	(258)
Accumulated deficit	(18,512)	(18,220)
Total shareholders’ equity	5,167	5,397
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,502	$8,971

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2016	2015
Revenue:
Product sales	$1,614	$1,216
Royalties	1,624	2,011
	3,238	3,227
Cost of revenue:
Product sales	918	587
	918	587
Gross profit	2,320	2,640

Operating expenses:
Selling, general and administrative	1,689	1,744
Research and development	794	906
Amortization of intangible assets	—	122
Restructuring	126	119
	2,609	2,891
Operating loss from continuing operations	(289)	(251)
Other, net	(1)	(1)
Loss from continuing operations before income taxes	(290)	(252)
Income tax expense	2	16
Net loss from continuing operations	(292)	(268)
Net loss from discontinued operations, net of tax	—	(899)
Net loss	$(292)	$(1,167)
Net loss per share:
Basic
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	$—	$(0.18)
Net basic loss per share	$(0.06)	$(0.23)

Diluted
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	$—	$(0.18)
Net diluted loss per share	$(0.06)	$(0.23)

Weighted average number of common shares outstanding:
Basic	5,030	4,999
Diluted	5,030	4,999

See accompanying notes to the condensed consolidated financial statements.

4

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three-Month Periods Ended March 31,
	2016	2015
Net loss	$(292)	$(1,167)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	(177)
Comprehensive loss	$(291)	$(1,344)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2016	2015
Operating activities:
Net loss from continued operations	$(292)	$(268)
Net loss from discontinued operations, net of tax	—	(899)
Net loss	(292)	(1,167)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	75	74
Amortization	—	122
Stock-based compensation	59	75
Changes in operating assets and liabilities:
Accounts receivable, net	544	(604)
Inventories	272	(51)
Prepaid expenses and other current assets	(36)	183
Accounts payable	(705)	(105)
Accrued expenses and other current liabilities	(534)	(430)
Net cash used for continuing operating activities	(617)	(1,903)
Net cash provided by discontinuing operating activities	—	291
Net cash used for operating activities	(617)	(1,612)

Investing activities:
Capitalized software development costs	(601)	—
Purchases of property and equipment	(24)	(37)
Net cash used for continuing investing activities	(625)	(37)
Net cash provided by discontinued investing activities	—	9
Net cash used from investing activities	(625)	(28)

Effect of exchange rate changes on cash	(3)	(132)
Decrease in cash and cash equivalents	(1,245)	(1,772)

Cash and cash equivalents at beginning of period	2,648	2,656
Cash and cash equivalents at end of period	$1,403	$884

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

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

Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC.

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

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for quarterly impairment. At both March 31, 2016 and December 31, 2015, we determined there was no impairment of intangible assets. At both March 31, 2016 and December 31, 2015, there were no indefinite-lived intangible assets.

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

Effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s condensed consolidated financial statements. In accordance with Accounting Standards Codification (“ASC”) 205-20, the results of the discontinued LPR business have been presented as discontinued operations effective with the reporting of financial results for the third quarter of 2015. As such, financial results for the three months ended March 31, 2016 have been reported on this basis. Previously reported results for the three months ended March 31, 2015 have also been restated to reflect this reclassification.

The purchase price for the LPR business was $4.2 million, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million has been paid to the Company. The remaining $420,000 was placed in an escrow account and will be available until July 9, 2016 to satisfy any indemnification obligations the Company may have under the SAPA. The $420,000 in escrow is classified as “discontinued operations assets” on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

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

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinuing operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company’s continuing Autoscope® Video (“Autoscope”) and RTMS® (“RTMS”) businesses.

Revenue, operating income and net loss from discontinued operations were as follows (in thousands):

	Three-Month Periods Ended March 31,
	2016	2015
Net revenue	$—	$680
Operating loss from continuing operations	—	(899)
Net loss on discontinued operations, net of tax	$—	$(899)

Note C: Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation (Topic 718).” ASU 2016-09 provides new guidance on how an entity should account for stock compensation. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The new standard must be adopted using a modified retrospective and a prospective transition. In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently determining our implementation approach and assessing the impact of ASU 2016-02 on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently determining our implementation approach and assessing the impact of ASU 2016-02 on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers.

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

Note E: Inventories

Inventories consisted of the $375,000 and $648,000 of finished goods as of March 31, 2016 and December 31, 2015, respectively.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2016
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	(3,900)	$—	—
Software development costs	1,811	—	1,811	—
Total	$5,711	$(3,900)	$1,811	—

	December 31, 2015
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Software development costs	1,210	—	1,210	—
	$5,110	$(3,900)	$1,210	—

Note G: Credit Facilities

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017. At March 31, 2016, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

Note H: Warranties

We generally provide a two to five year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2016	2015
Beginning balance	$760	$824
Warranty provisions	71	44
Warranty claims	(95)	(86)
Adjustments to preexisting warranties	24	(25)
Ending balance	$760	$757

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

Performance stock options are time based; however, the final number of awards earned and the related compensation expense is adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately vest ranges from 90% to 100% of the targeted amount if the minimum performance target is achieved. For performance stock awards granted in 2015, the performance target was operating income. We evaluate the likelihood of meeting the performance target at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each performance target.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2016 and 2015 was $60,000 and $75,000, respectively. At March 31, 2016, a total of 267,126 shares were available for grant under the Company’s stock option and incentive plan.

Stock Options

A summary of the option activity for the first three months of 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	307,750	$5.96	6.3	$46
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(4,250)	$7.78	—	$—

Options outstanding at March 31, 2016	303,500	$5.93	6.1	$3
Options exercisable at March 31, 2016	198,625	$6.43	5.2	$2

There were no options exercised during the three-month periods ended March 31, 2016 and March 31, 2015. As of March 31, 2016, there was $180,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 1.8 years.

Restricted Stock Awards

We issue restricted stock awards to executive officers. Executive officers vest in the restricted stock awards if the Company’s common stock meets certain performance metrics for a specific number of consecutive trading days during the performance period. The shares of common stock subject to the restriction, will vest as to 50% of such shares on the first anniversary date of the performance goal achievement and 50% of such shares on the second anniversary date of the performance goal achievement. The awards will not otherwise vest if the executive officers’ employment with the Company is terminated for any reason during the performance period or terminated for any reason after the attainment of the performance goal but before the restricted stock awards vest. Performance restricted stock awards are valued based on the market value of the shares at the date of grant with the compensation expense recognized over the vesting periods.

During the quarter ended March 31, 2016, there were restricted stock awards issued for 99,638 shares with a weighted-average grant date fair value of $2.76.

Stock Awards

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date. During the quarter ended March 31, 2016, there were stock awards issued for 11,039 shares with a weighted-average grant date fair value of $2.65.

Note J: Loss per Common Share

Net loss per share is computed by dividing net loss by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net loss per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 278,500 and 556,989 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2016 and 2015, respectively. The potentially dilutive effect of common shares subject to certain outstanding stock options is determined based on net loss. A reconciliation of these amounts is as follows (dollar amounts in thousands except per share data):

	Three-Month Periods Ended March 31,
	2016	2015
Numerator:
Net loss from continuing operations	$(292)	$(268)
Net loss from discontinued operations	$—	$(899)
Net loss	$(292)	$(1,167)
Denominator:
Weighted average common shares outstanding	5,030	4,999
Dilutive potential common shares	—	—
Shares used in diluted net loss per common share calculations	5,030	4,999
Basic net loss per common share
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	$—	$(0.18)
Net basic earnings per share	$(0.06)	(0.23)

Diluted net loss per common share
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	$—	$(0.18)
Net basic earnings per share	$(0.06)	$(0.23)

Note K: Segment Information

The Company’s Interim Chief Executive Officer and management regularly review financial information for the Company’s discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into two reportable segments: Intersection and Highway.

Autoscope video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. RTMS is our radar product line, and revenue consists of international and North American product sales as well as a portion of royalties (all of which are received from Econolite). Radar products are normally sold in the Highway segment. Until July 9, 2015, Autoscope license plate recognition was our LPR product line and was the Company’s third operating segment. All segment revenues are derived from external customers.

As described in Note B to these Notes to the Condensed Consolidated Financial Statements, effective on July 9, 2015, we sold our LPR business. Therefore, effective on that date, the LPR business qualified for discontinued operations presentation in the Company’s condensed consolidated financial statements, and the results of the discontinued LPR business have been presented as discontinued operations effective with the reporting of financial results for the three months ended September 30, 2015. Financial results for the three months ended March 31, 2016 have been reported on this basis, and previously reported results for the three months ended March 31, 2015 have also been restated to reflect this classification. Therefore, the following tables do not include financial results for the Company’s LPR business segment.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$1,904	$2,161	$1,334	$1,066	$3,238	$3,227
Gross profit	1,718	2,060	602	580	2,320	2,640
Amortization of intangible assets	—	—	—	122	—	122
Intangible assets	1,811	—	—	332	1,811	332

Note L: Restructuring

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded in the first three months of 2016 related to employee terminations.

The following table shows the restructuring activity for the three months ended March 31, 2016 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2016	$—	$—	$—
Charges	126	—	126
Payments/settlements	—	—	—
Balance at March 31, 2016	$126	$—	$126

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

In addition, on May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange. The complaint asserts claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the “Econolite Agreement”) for breach of contract and breach of implied covenant of good faith and fair dealing and seeks specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014. In the complaint, Econolite requests damages from us in an amount to be proven at trial and seeks certain other remedies. We believe this suit is without merit, and we plan to vigorously defend against it. However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. We provide software based computer enabled detection (“CED”) products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope Video Vehicle Detection System and the RTMS Detection System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

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

As a result, effective July 9, 2015, the LPR business qualified for presentation as discontinued operations under Accounting Standards Codification (“ASC”) 205-20 effective with the reporting of the Company’s financial results for the third quarter of 2015. As such, the results of the discontinued LPR business and associated financial impacts from the sale of this business have been presented as discontinued operations for the three months ended March 31, 2016. Previously reported results for comparable periods in 2015 have been restated to reflect this reclassification and are presented in the “Net loss from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company’s continuing two reportable segments, the Autoscope Video Vehicle Detection and RTMS Detection System businesses.

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

Trends and Challenges in Our Business

We believe the expected growth in our business can be attributed primarily to the following global trends:

•	worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure and the need to automate safety, security and access applications for automobiles and trucks, which has increased demand for our products;
•	advances in information technology, which have made our products easier to market and implement;
•	the continued funding allocations for centralized traffic management services and automated enforcement schemes, which have increased the ability of our primary end users to implement our products; and
•	general increases in the cost-effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of intelligent transportation systems (“ITS”) and other automated applications for traffic control, safety and enforcement in developed countries;
•	a propensity by traffic engineers to implement lower cost technology-based solutions rather than civil engineering solutions such as widening roadways;
•	countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic;
•	Econolite sales growth in the North America region;
•	the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and
•	our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost-effectively manage traffic, security/surveillance and environmental issues.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope video systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar systems and Autoscope video systems in Europe and Asia. Autoscope video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite. This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Reconciliations of GAAP net income (loss) from continuing operations to non-GAAP net income (loss) from continuing operations are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2016	2015

Loss from continuing operations	$(289)	$(251)
Adjustments to reconcile to non-GAAP net loss
Amortization of intangible assets	—	122
Depreciation	75	74
Restructuring charges	126	119
Non-GAAP net income (loss) from continuing operations	$(88)	$64

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

Segments. Until July 9, 2015, we operated in three reportable segments: Intersection, Highway and LPR. Autoscope video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The RTMS is our radar product line, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment. Until July 9, 2015, Autoscope license plate recognition was our LPR product line. All segment revenues are derived from external customers. As described elsewhere in this Quarterly Report on Form 10-Q, effective on July 9, 2015, we sold our LPR business. Accordingly, effective July 9, 2015, the Company has two reportable segments, the Intersection segment (Autoscope Video Vehicle Detection) and Highway segment (RTMS Detection System businesses).

As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$1,904	$2,161	$1,334	$1,066	$3,238	$3,227
Gross profit	1,718	2,060	602	580	2,320	2,640
Amortization of intangible assets	—	—	—	122	—	122
Intangible assets	1,811	—	—	332	1,811	332

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,		Quarter Over Quarter
	2016	2015	Change
Product sales	49.8%	37.7%	32.7%
Royalties	50.2	62.3	(19.2)
Total revenue	100.0	100.0	0.3
Gross profit - product sales	43.1	51.7	10.7
Gross profit - royalties	100.0	100.0	(19.2)
Selling, general and administrative	52.2	54.0	(3.2)
Research and development	24.5	28.1	(12.4)
Restructuring	3.9	3.7	5.9
Income from continuing operations	(9.0)	(7.8)	15.1
Income tax expense	0.1	0.5	(87.5)
Net loss from continuing operations	(9.0)	(8.3)	9.0
Net loss from discontinued operations	—	(27.9)	(100.0)
Net loss	(9.0)	(36.2)	(75.0)

Total revenue was $3.2 million in each of the three-month periods ended March 31, 2016 and 2015. Royalty income decreased to $1.6 million in the first quarter of 2016 from $2.0 million in the first quarter of 2015, a decrease of 19.2%. The decrease in royalties was the result of a decrease in Autoscope video system sales under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the “Econolite Agreement”).

Product sales increased to $1.6 million in the first quarter of 2016 from $1.2 million in the first quarter of 2015, an increase of 32.7%. The increase in product sales was primarily driven by growing acceptance of the Company’s Sx-300 RTMS product by the market and expanded customer relationships into regions that were previously underserved by the Company, such as the Middle East.

Revenue for the Intersection segment decreased to $1.9 million in the three-month period ended March 31, 2016 from $2.1 million in the three-month period ended March 31, 2015, a decrease of 11.9%. The decrease in revenue for the Intersection segment was mainly due to lower sales volume under the Econolite agreement partially offset by increased product sales in Europe.

Revenue for the Highway segment increased to $1.3 million in the three-month period ended March 31, 2016 from $1.1 million in the three-month period ended March 31, 2015, an increase of 25.1%. The increase in revenue for the Highway segment was the result of accelerated adoption of the Company’s Sx-300 RTMS product that was launched in late 2014.

Gross profit for product sales decreased to 43.1% in the three months ended March 31, 2016 from 51.7% in the three months ended March 31, 2015. Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profits. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be similar in 2016 as compared to 2015, while we expect royalty gross profit will be 100% in 2016.

Selling, general and administrative expense was $1.7 million in each of the three-month periods ended March 31, 2016 and 2015 or 52.2% and 54.0% of total revenue, respectively. Overall, we anticipate that annual general and administrative expenses will be similar in 2016 as compared to 2015.

Research and development expense decreased to $794,000 or 24.5% of total revenue in the three-month period ended March 31, 2016 from $906,000 or 28.1% of total revenue in the three-month period ended March 31, 2015. The decrease is primarily due to $601,000 of software development costs related to the development of new video detection technologies that were capitalized in the first quarter of 2016. In 2016, we will continue to develop our video detection technology. With capitalized software development costs included, we anticipate that research and development expense will increase in dollar amount in 2016 compared to 2015.

There was no amortization of intangibles in the first quarter of 2016 compared to $122,000 in the first quarter of 2015 because the intangible assets became fully amortized during the year ended December 31, 2015.

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded related to employee terminations. In the fourth quarter of 2014, the Company implemented restructuring plans to close our offices in Asia. Because of these actions, restructuring charges of approximately $119,000 were recorded in the first quarter of 2015.

We recorded income tax expense of $2,000, or 0.69% of pretax loss from continuing operations, for the three months ended March 31, 2016, and income tax expense of $16,000, or 6.3% of pretax loss for the three months ended March 31, 2015. Certain tax jurisdictions have net operating loss carry forwards.

The resulting net loss from continuing operations was $292,000 in the first quarter of 2016, compared to $268,000 in the first quarter of 2015. Net loss from continuing operations per basic and diluted share amounts were $0.06 and $0.05 for the three months ended March 31, 2016 and 2015, respectively.

There was no net income (loss) from discontinued operations in the first quarter of 2016, compared to a net loss of $899,000 in the first quarter of 2015.

Consolidated net loss from both continuing and discontinued operations was $292,000 in the first quarter of 2016, compared to $1.2 million in the first quarter of 2015. Consolidated net loss per basic and diluted share amounts were net losses of $0.06 and $0.23 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

At March 31, 2016, we had $1.4 million in cash and cash equivalents compared to $2.6 million in cash and cash equivalents at December 31, 2015.

Net cash used in continuing operating activities was $617,000 in the first three months of 2016 compared to cash used in operating activities of $1.9 million in the same period in 2015. The primary reason for the decrease in cash was the loss for the first three months of 2016, as well as the timing of the payment of outstanding payables, partially offset by the conversion of inventory and collection of receivables. We anticipate that average receivable collection days in 2016 will improve from 2015 but that the improvement will not have a material impact on our liquidity.

Net cash used in investing activities from continuing operations was $625,000 for the first three months of 2016 compared to cash used by investing activities from continuing operations of $37,000 in the same period in 2015. The investing of cash in the first three months of 2016 compared to the prior period is the result of the capitalized software development costs. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2016.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017. At March 31, 2016, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.

We believe that cash and cash equivalents on hand at March 31, 2016, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2016 are set forth elsewhere in this Quarterly Report on Form 10-Q and are the same as those described in our Annual Report on Form 10-K.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

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

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange. The complaint asserts claims against us under the Econolite Agreement for breach of contract and breach of implied covenant of good faith and seeks specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014. In the complaint, Econolite requests damages from us in an amount to be proven at trial and certain other remedies. We believe this suit is without merit, and we plan to vigorously defend against it. However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

Item 1A.	Risk Factors

Some of the risk factors to which we and our business are subject are described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016:

Exhibit Number	Description

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 12, 2016	By:	/s/ Dale E. Parker
Dale E. Parker
Interim President, Interim Chief Executive Officer and
Chief Financial Officer
(Interim Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

