Form 10-Q
period 2016-06-30
IMAGE SENSING SYSTEMS INC
filed 2016-08-08
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐         No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $0.01 par value per share	5,050,051 shares

IMAGE SENSING SYSTEMS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION............................................................................................................................... - 3 -

Item 1.       Financial Statements............................................................................................................................................. - 3 -

Condensed Consolidated Balance Sheets........................................................................................................................... - 3 -

Condensed Consolidated Statements of Operations......................................................................................................... - 4 -

Condensed Consolidated Statements of Comprehensive Income (Loss)....................................................................... - 5 -

Condensed Consolidated Statements of Cash Flows........................................................................................................ - 6 -

Notes to Condensed Consolidated Financial Statements................................................................................................. - 7 -

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations................ - 17 -

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..................................................................... - 24 -

Item 4.       Controls and Procedures.................................................................................................................................... - 24 -

PART II. OTHER INFORMATION.................................................................................................................................... - 25 -

Item 1.       Legal Proceedings............................................................................................................................................... - 25 -

Item 1A.    Risk Factors......................................................................................................................................................... - 25 -

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..................................................................... - 25 -

Item 3.       Defaults Upon Senior Securities....................................................................................................................... - 25 -

Item 4.       Mine Safety Disclosures.................................................................................................................................... - 25 -

Item 5.       Other Information................................................................................................................................................ - 25 -

Item 6.       Exhibits................................................................................................................................................................. - 26 -

SIGNATURES....................................................................................................................................................................... - 27 -

EXHIBIT INDEX................................................................................................................................................................... - 28 -

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$964	$2,648
Accounts receivable, net of allowance for doubtful accounts of $104 and $138, respectively	4,239	3,063
Inventories	229	648
Prepaid expenses and other current assets	437	445
Total current assets	5,869	6,804

Property and equipment:
Furniture and fixtures	488	491
Leasehold improvements	431	426
Equipment	3,511	3,397
	4,430	4,314
Accumulated depreciation	3,977	3,796
	453	518

Intangible assets, net	2,335	1,210
Deferred income taxes	20	19
Discontinued operations assets	420	420
TOTAL ASSETS	$9,097	$8,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,390	$1,519
Warranty	610	760
Accrued compensation	370	722
Other current liabilities	382	573
Accrued restructuring	33	—
Total current liabilities	2,785	3,574

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,050,051 and 5,028,000 issued and
outstanding at June 30, 2016 and December 31, 2015, respectively.	50	49
Additional paid-in capital	23,886	23,826
Accumulated other comprehensive loss	(305)	(258)
Accumulated deficit	(17,319)	(18,220)
Total shareholders' equity	6,312	5,397
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,097	$8,971
See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Revenue:
Product sales	$2,321	$1,798	$3,935	$3,014
Royalties	2,356	2,609	3,980	4,620
	4,677	4,407	7,915	7,634
Cost of revenue:
Product sales	964	856	1,882	1,443
	964	856	1,882	1,443
Gross profit	3,713	3,551	6,033	6,191

Operating expenses:
Selling, general and administrative	1,916	1,836	3,605	3,580
Research and development	603	959	1,397	1,865
Amortization of intangible assets	—	123	—	245
Restructuring	—	—	126	119
	2,519	2,918	5,128	5,809
Operating income from continuing operations	1,194	633	905	382
Other, net	1	30	—	29
Income from continuing operations before income taxes	1,195	663	905	411
Income tax expense	2	8	4	24
Net income from continuing operations	1,193	655	901	387
Net loss from discontinued operations, net of tax	—	(1,397)	—	(2,296)
Net income (loss)	$1,193	$(742)	$901	$(1,909)

Net income (loss) per share:
Basic
Continuing operations	$0.24	$0.13	$0.18	$0.08
Discontinued operations	$—	$(0.28)	$—	$(0.46)
Net basic income (loss) per share	$0.24	$(0.15)	$0.18	$(0.38)

Diluted
Continuing operations	$0.24	$0.13	$0.18	$0.08
Discontinued operations	$—	$(0.28)	$—	$(0.46)
Net diluted income (loss) per share	$0.24	$(0.15)	$0.18	$(0.38)

Weighted average number of common shares outstanding:
Basic	5,041	5,008	5,035	5,003
Diluted	5,041	5,008	5,035	5,003

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$1,193	$(742)	$901	$(1,909)
Other comprehensive income (loss):
Foreign currency translation adjustment	(48)	158	(47)	(19)
Comprehensive income (loss)	$1,145	$(584)	$854	$(1,928)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six-Month Periods Ended June 30,
	2016	2015
Operating activities:
Net income from continuing operations	$901	$387
Net loss from discontinued operations, net of tax	-	(2,296)
Net income (loss)	901	(1,909)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	149	146
Amortization	-	245
Stock-based compensation	60	151
Loss on disposal of assets	1	4
Changes in operating assets and liabilities:
Accounts receivable, net	(1,176)	(1,347)
Inventories	419	97
Prepaid expenses and other current assets	8	197
Accounts payable	(129)	283
Accrued expenses and other current liabilities	(660)	99
Net cash used for continuing operating activities	(427)	(2,034)
Net cash provided by discontinued operating activities	-	34
Net cash used for operating activities	(427)	(2,000)

Investing activities:
Capitalized software development costs	(1,124)	—
Purchases of property and equipment	(73)	(29)
Net cash used for continuing investing activities	(1,197)	(29)
Net cash used for discontinued investing activities	-	(33)
Net cash used for investing activities	(1,197)	(62)

Effect of exchange rate changes on cash	(60)	(19)
Decrease in cash and cash equivalents	(1,684)	(2,081)

Cash and cash equivalents at beginning of period	2,648	2,656
Cash and cash equivalents at end of period	$964	$575

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

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

Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC.

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

Certain sales may contain multiple elements for revenue recognition purposes. We consider each deliverable that provides value to the customer on a standalone basis as a separable element. Separable elements in these arrangements may include the hardware, software, installation services, training and support. We initially allocate consideration to each separable element using the relative selling price method. Selling prices are determined by us based on either vendor‑specific objective evidence (“VSOE”) (the actual selling prices of similar products and services sold on a standalone basis) or, in the absence of VSOE, our best estimate of the selling price. Factors considered by us in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by us to provide the deliverable, as well as our historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement. Under arrangements where special acceptance protocols exist, installation services and training may not be considered separable. Under those circumstances, revenue for the entire arrangement is recognized upon the completion of installation, training and fulfillment of any other significant obligations specific to the terms of the arrangement. Arrangements that do not contain any separable elements are typically recognized when the products are shipped and title has transferred to the customer.

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

Intangible Assets

Intangible assets with finite lives are amortized on a straight‑line basis over the expected period to be benefited by future cash flows and reviewed for quarterly impairment. At both June 30, 2016 and December 31, 2015, we determined there was no impairment of intangible assets.  At both June 30, 2016 and December 31, 2015, there were no indefinite‑lived intangible assets.

We capitalize certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials, services, internal labor and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. A certain amount of judgment and estimation is required to assess when technological feasibility is established, as well as the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized software costs, the Company compares expected product performance, utilizing forecasted revenue amounts, to the total costs incurred to date and estimates of additional costs to be incurred.  If revised forecasted product revenue is less than, and/or revised forecasted costs are greater than, the previously forecasted amounts, the net realizable value may be lower than previously estimated, which could result in the recognition of an impairment charge in the period in which such a determination is made.

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

Effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s condensed consolidated financial statements.  In accordance with Accounting Standards Codification (“ASC”) 205-20, the results of the discontinued LPR business have been presented as discontinued operations effective with the reporting of financial results for the third quarter of 2015.  As such, financial results for the three and six months ended June 30, 2016 have been reported on this basis.  Previously reported results for the three and six months ended June 30, 2015 have also been restated to reflect this reclassification.

The purchase price for the LPR business was $4.2 million, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million has been paid to the Company.  The remaining $420,000 was placed in an escrow account and is available to satisfy any indemnification obligations the Company may have under the SAPA.  The $420,000 in escrow is classified as “discontinued operations assets” on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.

The operational results of the LPR business are presented in the “Net loss from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations.  In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business.  The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations.

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company’s continuing Autoscope® Video (“Autoscope”) and RTMS® (“RTMS”) businesses.

Revenue, operating loss from discontinued operations were as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Net revenue	$—	$653	$—	$1,333
Operating loss from discontinued operations	—	(1,397)	—	(2,296)
Net loss on discontinued operations, net of tax	$—	$(1,397)	$—	$(2,296)

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

Note D: Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three‑tier fair value hierarchy based upon observable and non‑observable inputs as follows:

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

Our intangible assets and other long‑lived assets are nonfinancial assets that were acquired either as part of a business combination, individually or with a group of other assets. These nonfinancial assets were initially, and have historically been, measured and recognized at amounts equal to the fair value determined as of the date of acquisition.

Financial Instruments not Measured at Fair Value

Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short‑term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities.

Note E: Inventories

Inventories consisted of the $229,000 and $648,000 of finished goods as of June 30, 2016 and December 31, 2015, respectively.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2016
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	(3,900)	$—	—
Software development costs	2,335	—	2,335	—
Total	$6,235	$(3,900)	$2,335	—

	December 31, 2015
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Software development costs	1,210	—	1,210	—
Total	$5,110	$(3,900)	$1,210	—

Note G:  Credit Facilities

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provides up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  At June 30, 2016, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.  For the quarter ended June 30, 2016, available borrowings is $542,000.

Note H: Warranties

We generally provide a two to five year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2016	2015

Beginning balance	$760	$824
Warranty provisions	81	59
Warranty claims	(147)	(115)
Adjustments to preexisting warranties	(84)	(102)
Ending balance	$610	$666

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2016 and 2015 was $1,000 and $76,000, respectively.  Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2016 and 2015 was $60,000 and $151,000, respectively.  At June 30, 2016, 345,752 shares were available for grant under the Company’s stock option and incentive plan.

Stock Options

A summary of the option activity for the first six months of 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	307,750	$ 5.96	6.3	$ 46
Granted	-	$ -	-	$ -
Exercised	-	$ -	-	$ -
Expired	(8,000)	$ 12.50	-	$ -
Forfeited	(58,000)	$ 5.26	-	$ -

Options outstanding at June 30, 2016	241,750	$ 5.91	5.7	$ -
Options exercisable at June 30, 2016	202,250	$ 6.07	5.3	$ -

There were no options exercised during the three and six-month periods ended June 30, 2016 and June 30, 2015. As of June 30, 2016, there was $64,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 1.6 years.

Restricted Stock Awards and Stock Awards

We issue restricted stock awards to executive officers.  These awards may contain certain performance conditions or time based vesting criteria.  Executive officers vest in the restricted stock awards if the various performance or time-based metrics are met.  Performance restricted stock awards are valued based on the market value of the shares at the date of grant with the compensation expense recognized over the vesting periods.

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis.  The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date.

A summary of the restricted stock awards and stock award activity for the first six months of 2016 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding at December 31, 2015	-	-	$ -
Granted	131,689	-	$ 351,521
Exercised	(22,051)	-	$ 54,249
Expired	-	-	$ -
Forfeited	(99,638)	-	$ -

Awards outstanding at June 30, 2016	10,000	0.49	$ 22,400
Awards exercisable at June 30, 2016	-	-	$ -

Note J: Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 296,640 and 351,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2016 and 2015, respectively, and 300,271 and 557,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the six-month periods ended June 30, 2016 and 2015, respectively.

A reconciliation of net income (loss) per share is as follows (dollar amounts in thousands except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income from continuing operations	$1,193	$655	$901	$387
Net loss from discontinued operations	$—	$(1,397)	$—	$(2,296)
Net income (loss) from continuing operations	$1,193	$(742)	$901	$(1,909)
Denominator:
Weighted average common shares outstanding	5,041	5,008	5,035	5,003
Dilutive potential common shares	—	—	—	—
Shares used in diluted net loss per common share calculations	5,041	5,008	5,035	5,003

Basic net earnings (loss) per common share
Continuing operations	$0.24	$0.13	$0.18	$0.08
Discontinued operations	$-	$(0.28)	$-	$(0.46)
Net basic earnings (loss) per share	$0.24	(0.15)	$0.18	(0.38)

Diluted net earnings (loss) per common share
Continuing operations	$0.24	$0.13	$0.18	$0.08
Discontinued operations	$-	$(0.28)	$-	$(0.46)
Net diluted earnings (loss) per share	$0.24	$(0.15)	$0.18	$(0.38)

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

Autoscope video is our machine‑vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. RTMS is our radar product line and revenue consists of international and North American product sales. Radar products are normally sold in the Highway segment. Until July 9, 2015, Autoscope license plate recognition was our LPR product line and was the Company’s third operating segment.  All segment revenues are derived from external customers.

As described in Note B to these Notes to the Condensed Consolidated Financial Statements, effective on July 9, 2015, we sold our LPR business.  Therefore, effective on that date, the LPR business qualified for discontinued operations presentation in the Company’s condensed consolidated financial statements, and the results of the discontinued LPR business have been presented as discontinued operations effective with the reporting of financial results for the three months ended September 30, 2015.  Financial results for the three and six months ended June 30, 2016 have been reported on this basis, and previously reported results for the three and six months ended June 30, 2015 have also been restated to reflect this classification.  Therefore, the following tables do not include financial results for the Company’s LPR business segment.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$2,697	$3,189	$1,980	$1,218	$4,677	$4,407
Gross profit	2,534	2,750	1,179	801	3,713	3,551
Amortization of intangible assets	—	—	—	123	—	123
Intangible assets	2,335	—	—	210	2,335	210

	Six Months Ended June 30,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$4,601	$5,350	$3,314	$2,284	$7,915	$7,634
Gross profit	4,252	4,828	1,781	1,363	6,033	6,191
Amortization of intangible assets	—	—	—	245	—	245
Intangible assets	2,335	—	—	210	2,335	210

Note L: Restructuring

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded in the first six months of 2016 related to employee terminations.

The following table shows the restructuring activity for the six months ended June 30, 2016 (in thousands):

Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2016	$ -	$ -	$ -
Charges	126	-	126
Payments/settlements	-	-	-
Balance at March 31, 2016	$ 126	$ -	$ 126

Payments/settlements	(93)	-	(93)
Balance at June 30, 2016	$ 33	$ -	$ 33

In the fourth quarter of 2014, the Company implemented restructuring plans to close our offices in Asia.  Because of these actions, restructuring charges of approximately $119,000 were recorded in the first six months of 2015 related to employee terminations.

The following table shows the restructuring activity for the six months ended June 30, 2015 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2015	$ 190	$ 26	$ 216
Charges	119	-	119
Payments/settlements	(295)	(8)	(303)
Balance at March 31, 2015	$ 14	$ 18	$ 32

Charges	-	-	-
Payments/settlements	(14)	(18)	(32)
Balance at June 30, 2015	$ -	$ -	$ -

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

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserts claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the “Econolite Agreement”) for breach of contract and breach of implied covenant of good faith and fair dealing and seeks specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requests damages from us in an amount to be proven at trial and seeks certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California, where it is currently pending.  We believe this suit is without merit, and we plan to vigorously defend against it.  However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

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

As a result, effective July 9, 2015, the LPR business qualified for presentation as discontinued operations under Accounting Standards Codification (“ASC”) 205-20 effective with the reporting of the Company’s financial results for the third quarter of 2015.  As such, the results of the discontinued LPR business and associated financial impacts from the sale of this business have been presented as discontinued operations for the three and six months ended June 30, 2016.  Previously reported results for comparable periods in 2015 have been restated to reflect this reclassification and are presented in the “Net loss from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations.  In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business.  The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations.  Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company’s continuing two reportable segments, the Intersection (Autoscope Video Vehicle Detection) and Highway (RTMS Detection System businesses).

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

•      the continued funding allocations for centralized traffic management services and automated enforcement schemes, which have increased the ability of our primary end users to implement our products; and

•      general increases in the cost‑effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•      continued adoption and governmental funding of intelligent transportation systems (“ITS”) and other automated applications for traffic control, safety and enforcement in developed countries;

•      a propensity by traffic engineers to implement lower cost technology‑based solutions rather than civil engineering solutions such as widening roadways;

•          countries in the developing world adopting above‑ground detection technology, such as video or radar, instead of in‑pavement loop technology to manage traffic;

•          Econolite sales growth in the North America region;

•      the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

•      our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost‑effectively manage traffic, security/surveillance and environmental issues.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope video systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar systems and Autoscope video systems in Europe and Asia.  Autoscope video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite.  This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long‑term agreement.

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second‑tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. These expenses include management, supervisory and staff salaries and benefits, legal and auditing fees, travel, rent and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are restructuring costs and non‑cash expense for intangible asset amortization.

Non‑GAAP Operating Measure.  We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of amortizing intangible assets and depreciation, and may exclude other non-recurring items.  Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP net income from continuing operations to non-GAAP net income from continuing operations are as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015

Income from continuing operations	$1,194	$633	$905	$382
Adjustments to reconcile to non-GAAP net income
Amortization of intangible assets	—	123	—	245
Depreciation	74	72	149	146
Restructuring charges	—	—	126	119
Non-GAAP income from continuing operations	$1,268	$828	$1,180	$892

Seasonality. Our quarterly revenues and operating results have varied significantly in the past due to the seasonality of our business. Our first quarter generally is the weakest due to weather conditions that make roadway construction more difficult in parts of North America, Europe and northern Asia. We expect such seasonality to continue for the foreseeable future. Additionally, our international revenues regularly contain individually significant sales. This can result in significant variations of revenue between periods. Accordingly, we believe that quarter‑to‑quarter comparisons of our financial results should not be relied upon as an indication of our future performance. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Segments.  Until July 9, 2015, we operated in three reportable segments: Intersection, Highway and LPR. Autoscope video is our machine‑vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The RTMS is our radar product line, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment.  Until July 9, 2015, Autoscope license plate recognition was our LPR product line.  All segment revenues are derived from external customers.  As described elsewhere in this Quarterly Report on Form 10-Q, effective on July 9, 2015, we sold our LPR business.  Accordingly, effective July 9, 2015, the Company has two reportable segments, the Intersection segment (Autoscope Video Vehicle Detection) and Highway segment (RTMS Detection System businesses).

As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$2,697	$3,189	$1,980	$1,218	$4,677	$4,407
Gross profit	2,534	2,750	1,179	801	3,713	3,551
Amortization of intangible assets	—	—	—	123	—	123
Intangible assets	2,335	—	—	210	2,335	210

	Six Months Ended June 30,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$4,601	$5,350	$3,314	$2,284	$7,915	$7,634
Gross profit	4,252	4,828	1,781	1,363	6,033	6,191
Amortization of intangible assets	—	—	—	245	—	245
Intangible assets	2,335	—	—	210	2,335	210

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

			Quarter Over Quarter Change

	Three-Month Periods Ended June 30,
	2016	2015
Product sales	49.6%	40.8%	29.1%
Royalties	50.4	59.2	(9.7)
Total revenue	100.0	100.0	6.1
Gross profit - product sales	58.5	52.4	44.1
Gross profit - royalties	100.0	100.0	(9.7)
Selling, general and administrative	41.0	41.7	4.4
Research and development	12.9	21.8	(37.1)
Restructuring	—	—	—
Income from continuing operations	25.6	15.0	80.2
Income tax expense	—	0.2	(75.0)
Net income from continuing operations	25.6	14.8	82.1
Net loss from discontinued operations	—	(31.7)	(100.0)
Net income (loss)	25.5	(16.8)	(260.8)

			Period Over Period Change

	Six-Month Periods Ended June 30,
	2016	2015
Product sales	49.7%	39.5%	30.6%
Royalties	50.3	60.5	(13.9)
Total revenue	100.0	100.0	3.7
Gross profit - product sales	52.2	52.1	30.7
Gross profit - royalties	100.0	100.0	(13.9)
Selling, general and administrative	45.5	46.9	0.7
Research and development	17.7	24.4	(25.1)
Restructuring	1.6	1.6	5.9
Income from continuing operations	11.4	5.4	120.2
Income tax expense	0.1	0.3	(83.3)
Net income from continuing operations	11.3	5.1	132.8
Net loss from discontinued operations	—	(30.1)	(100.0)
Net income (loss)	11.4	(25.0)	(147.2)

Total revenue increased to $4.7 million in the three-month period ended June 30, 2016 from $4.4 million in the same period in 2015, an increase of 6.1%, and to $7.9 million in the first six months of 2016 from $7.6 million in the first six months of 2015, an increase of 3.7%. Royalty income decreased to $2.4 million in the second quarter of 2016 from $2.6 million in the second quarter of 2015, a decrease of 9.7%, and decreased to $4.0 million in the first six months of 2016 from $4.6 million in the first six months of 2015, a decrease of 13.9%. The decrease in royalties was the result of a decrease in Autoscope® video system sales volume under the Econolite agreement.

Product sales increased to $2.3 million in the second quarter of 2016 from $1.8 million in the second quarter of 2015, an increase of 29.1%, and increased to $3.9 million in the first six months of 2016 from $3.0 million in the same period in 2015, an increase of 30.6%. The increase in product sales was primarily driven by growing acceptance of the Company’s Sx-300 RTMS product by the market and expanded customer relationships into geographic regions that were previously underserved by the Company, such as the Middle East.

Revenue for the Intersection segment decreased to $2.7 million in the three-month period ended June 30, 2016 from $3.2 million in the three-month period ended June 30, 2015, a decrease of 15.4%. Revenue for the Intersection segment decreased to $4.6 million in the first six months of 2016 from $5.4 million in the first six months of 2015, a decrease of 14.0%. The decrease in revenue for the Intersection segment was mainly due to lower sales volume in Econolite and Europe.

Revenue for the Highway segment increased to $2.0 million in the three-month period ended June 30, 2016 from $1.2 million in the three-month period ended June 30, 2015, an increase of 62.6%. Revenue for the Highway segment increased to $3.3 million in the first six months of 2016 from $2.3 million in the first six months of 2015, an increase of 45.1%. The increase in revenue in the Highway segment is due to the market adoption of the Sx-300 radar product.

Gross profit for product sales increased to 58.5% in the three months ended June 30, 2016 from 52.2% in the three months ended June 30, 2015 and remained constant at 52.0% in the first six months of 2016 and the comparable period in 2015. Generally, lower sales volumes of Highway products will reduce gross profit because of manufacturing costs for these products. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales will be higher in 2016 as compared to 2015, while we expect royalty gross profit will be 100% in 2016.

Selling, general and administrative expense was $1.9 million or 41.0% of total revenue in the second quarter of 2016 compared to $1.8 million or 41.7% of total revenue in the second quarter of 2015, and remained constant at $3.6 million or 45.5% of total revenue in the first six months of 2016 and $3.6 million or 46.9% of total revenue in the first six months of 2015. Overall, we anticipate that in 2016 as compared to 2015, selling, general and administrative expense will be similar in dollar amount and decrease as a percentage of revenue.

Research and development expense decreased to $603,000 or 12.9% of total revenue in the three-month period ended June 30, 2016 from $1.0 million or 21.8% of total revenue in the three-month period ended June 30, 2015, and decreased to $1.4 million or 17.7% of total revenue in the first six months of 2016 from $1.9 million or 24.4% of total revenue in the first six months of 2015. The decrease is primarily due to software development costs that have been capitalized and to a lesser degree by a lower volume of active research and development projects.  We anticipate that research and development expense will decrease in 2016 compared to 2015.

There was no amortization of intangibles in the second quarter of 2016 compared to $123,000 in the second quarter of 2015 because the intangible assets became fully amortized during the year ended December 31, 2015.

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

We recorded income tax expense of $2,000, or 0.2% of pretax income from continuing operations, for the three months ended June 30, 2016, and income tax expense of $4,000, or 0.4% of pretax income, for the six months ended June 30, 2016. We recorded income tax expense of $8,000 for the three months ended June 30, 2015, and income tax expense of $24,000 for the six months ended June 30, 2015.

The resulting net income from continuing operations was $1.2 million in the second quarter of 2016 and $901,000 in the first six months of 2016, compared to $655,000 in the second quarter of 2015 and $387,000 in the first six months of 2015. Net income from continuing operations per basic and diluted share amounts were $0.24 and $0.18 for the three and six months ended June 30, 2016, respectively, compared to $0.13 and $0.08 for the three and six months ended June 30, 2015, respectively.

There was no net loss from discontinued operations in the three and six-month periods ended June 30, 2016, compared to a net loss of $1.4 million and $2.3 million for the same periods in 2015, respectively.

Consolidated net income from both continuing and discontinued operations was $1.2 million and $901,000 in the three and six-month periods ended June 30, 2016, respectively, compared to net losses of $742,000 and $1.9 million in the comparable prior year periods.  Consolidated net income per basic and diluted share amounts were net income of $0.24 and $0.18 for the three and six months ended June 30, 2016, respectively, compared to net losses of $0.15 and $0.38 for the respective prior year periods.

Liquidity and Capital Resources

At June 30, 2016, we had $964,000 in cash and cash equivalents compared to $2.6 million in cash and cash equivalents at December 31, 2015.

Net cash used in continuing operating activities was $427,000 in the first six months of 2016 compared to net cash used for continuing operating activities of $2.0 million in the same period in 2015. The primary reason for the decrease in net cash used for continuing operating activites in 2016 was the timing of the payment of outstanding payables and collection of receivables.  We anticipate that average receivable collection days in 2016 will improve in the remaining portion of the year but will not have a material impact on our liquidity.

Net cash used for investing activities was $1.2 million for the first six months of 2016 compared to net cash used for investing activities from continuing operations of $29,000 in the same period in 2015.  The investing of cash in the first six months of 2016 compared to the prior period is the result of capitalized internal software development costs.  Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2016.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  At June 30, 2016, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.  For the quarter ended June 30, 2016, available borrowings is $542,000.

We believe that cash and cash equivalents on hand June 30, 2016, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2016 are set forth elsewhere in this Quarterly Report on Form 10-Q and are the same as those described in our Annual Report on Form 10-K.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserts claims against us under the Econolite Agreement for breach of contract and breach of implied covenant of good faith and seeks specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requests damages from us in an amount to be proven at trial and certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California, where it is currently pending.  We believe this suit is without merit, and we plan to vigorously defend against it.  However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016:

Exhibit Number	Description

10.1*

Employment Agreement between the Company and Chad A. Stelzig, dated June 27, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

10.2*

Benefit Agreement between the Company and Richard Ehrich, dated July 28, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

*Management contract or compensatory arraignment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 08, 2016	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
Interim President and Interim Chief Executive Officer
(Interim Principal Executive Officer)

Dated: August 08, 2016	By:	/s/ Richard A. Ehrich
Richard A. Ehrich
Interim Chief Financial Officer
(Interim Principal Financial Officer
and Interim Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*

Employment Agreement between the Company and Chad A. Stelzig, dated June 27, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

10.2*

Benefit Agreement between the Company and Richard Ehrich, dated July 28, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

*Management contract or compensatory arraignment.