Form 10-Q/A
period 2016-06-30
IMAGE SENSING SYSTEMS INC
filed 2016-08-09
CIK 943034

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

IMAGE SENSING SYSTEMS, INC.

TABLE OF CONTENTS

PART II. OTHER INFORMATION............................................................................................................................3

Item 6. Exhibits………………………………………………………………………………………………………...3

SIGNATURES………………………………………………………………………………………………………..4

EXHIBIT INDEX…………………………………………………………………………………………………….5

EXPLANATORY NOTE

            Image Sensing Systems, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 08, 2016 (the “Form 10-Q”), for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

                Except as described above, no other changes have been made to the Form 10-Q.  This Amendment does not reflect events occurring after the date of filing of the Form 10-Q or modify or update those disclosures presented in, or attached as exhibits to, the Form 10-Q.

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

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Form 10-Q).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Form 10-Q).

32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Form 10-Q).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Form 10-Q).

101.INS**	XBRL Instance Document (filed herewith)

101.SCH**	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

* Management contract or compensation arrangement

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1932, as amended, and otherwise is not subject to liability under these actions.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 09, 2016	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
Interim President and Interim Chief Executive Officer
(Interim Principal Executive Officer)

Dated: August 09, 2016	By:	/s/ Richard A. Ehrich
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

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Form 10-Q).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Form 10-Q).

32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Form 10-Q).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Form 10-Q).

101.INS**	XBRL Instance Document (filed herewith)

101.SCH**	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

* Management contract or compensation arrangement

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1932, as amended, and otherwise is not subject to liability under these actions.

5