Form 10-Q
period 2016-09-30
IMAGE SENSING SYSTEMS INC
filed 2016-11-10
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $0.01 par value per share	5,069,168 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30,	December 31,
2016		2015
ASSETS
Current assets:
Cash and cash equivalents	$1,677	$2,648
Accounts receivable, net of allowance for doubtful accounts of $170 and $138, respectively	3,126	3,063
Inventories	161	648
Prepaid expenses and other current assets	416	445
Total current assets	5,380	6,804

Property and equipment:
Furniture and fixtures	488	491
Leasehold improvements	430	426
Equipment	3,526	3,397
	4,444	4,314
Accumulated depreciation	4,042	3,796
	402	518

Intangible assets, net	2,842	1,210
Deferred income taxes	20	19
Discontinued operations assets	—	420
TOTAL ASSETS	$8,644	$8,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$385	$1,519
Warranty	684	760
Accrued compensation	298	722
Other current liabilities	415	573
Total current liabilities	1,782	3,574

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $.01 par value; 20,000,000 shares authorized, 5,069,168 and 5,028,000 issued and
outstanding at September 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	23,986	23,826
Accumulated other comprehensive loss	(324)	(258)
Accumulated deficit	(16,850)	(18,220)
Total shareholders' equity	6,862	5,397
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,644	$8,971
See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Revenue:
Product sales	$1,249	$1,829	$5,184	$4,844
Royalties	2,133	2,232	6,113	6,852
	3,382	4,061	11,297	11,696
Cost of revenue:
Product sales	814	941	2,696	2,384
	814	941	2,696	2,384
Gross profit	2,568	3,120	8,601	9,312

Operating expenses:
Selling, general and administrative	1,436	1,680	5,041	5,154
Research and development	636	1,029	2,033	2,894
Amortization of intangible assets	—	123	—	367
Restructuring	—	—	126	119
	2,072	2,832	7,200	8,534
Income from continuing operations	496	288	1,401	778
Other, net	(27)	(9)	(27)	20
Income from continuing operations before income taxes	469	279	1,374	798
Income tax expense	—	(11)	4	13
Net income from continuing operations	469	290	1,370	785
Net loss from discontinued operations, net of tax	—	(1,215)	—	(3,619)
Net income (loss)	$469	$(925)	$1,370	$(2,834)

Net income (loss) per share:
Basic
Continuing operations	$0.09	$0.06	$0.27	$0.16
Discontinued operations	—	(0.24)	—	(0.72)
Net basic income (loss) per share	$0.09	$(0.18)	$0.27	$(0.56)

Diluted
Continuing operations	$0.09	$0.06	$0.27	$0.16
Discontinued operations	—	(0.24)	—	(0.72)
Net diluted income (loss) per share	$0.09	$(0.18)	$0.27	$(0.56)

Weighted average number of common shares outstanding:
Basic	5,059	5,015	5,043	5,007
Diluted	5,068	5,015	5,045	5,007

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$469	$(925)	$1,370	$(2,834)
Other comprehensive loss:
Foreign currency translation adjustment	(19)	(67)	(66)	(86)
Comprehensive income (loss)	$450	$(992)	$1,304	$(2,920)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2016	2015
Operating activities:
Net income from continuing operations	$1,370	$785
Net loss from discontinued operations, net of tax	-	(3,619)
Net income (loss)	1,370	(2,834)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	223	218
Amortization	-	367
Stock-based compensation	160	184
Loss on disposal of assets	13	4
Changes in operating assets and liabilities:
Accounts receivable, net	(63)	(847)
Inventories	487	265
Prepaid expenses and other current assets	29	228
Accounts payable	(1,134)	(943)
Accrued expenses and other current liabilities	(658)	(597)
Net cash provided by (used for) continuing operating activities	427	(3,955)
Net cash provided by discontinued operating activities	-	1,557
Net cash provided by (used for) operating activities	427	(2,398)

Investing activities:
Capitalized software development costs	(1,632)	(621)
Purchases of property and equipment	(113)	(120)
Net cash used for continuing investing activities	(1,745)	(741)
Net cash provided by discontinued investing activities	420	3,253
Net cash provided by (used for) investing activities	(1,325)	2,512

Effect of exchange rate changes on cash	(73)	(90)
Increase (decrease) in cash and cash equivalents	(971)	25

Cash and cash equivalents at beginning of period	2,648	2,656
Cash and cash equivalents at end of period	$1,677	$2,681

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note A: Basis of Presentation

Image Sensing Systems, Inc. (referred to herein as "we," the "Company," "us" and "our") develops and markets software-based computer enabled detection products for use in traffic, security, police and parking applications. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for certain of our products. Our products are used primarily by governmental entities.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q, which require the Company to make estimates and assumptions that affect amounts reported.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation.  All significant intercompany balances and transactions have been eliminated.

Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC.

Summary of Significant Accounting Policies

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position and may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent degree of uncertainty.

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

Certain sales may contain multiple elements for revenue recognition purposes. We consider each deliverable that provides value to the customer on a standalone basis as a separable element. Separable elements in these arrangements may include the hardware, software, installation services, training and support. We initially allocate consideration to each separable element using the relative selling price method. Selling prices are determined by us based on either vendor-specific objective evidence ("VSOE") (the actual selling prices of similar products and services sold on a standalone basis) or, in the absence of VSOE, our best estimate of the selling price. Factors considered by us in determining estimated selling prices for applicable elements generally include overall economic conditions, customer demand, costs incurred by us to provide the deliverable, as well as our historical pricing practices. Under these arrangements, revenue associated with each delivered element is recognized in an amount equal to the lesser of the consideration initially allocated to the delivered element or the amount for which payment is not deemed contingent upon future delivery of other elements in the arrangement. Under arrangements where special acceptance protocols exist, installation services and training may not be considered separable. Under those circumstances, revenue for the entire arrangement is recognized upon the completion of installation, training and fulfillment of any other significant obligations specific to the terms of the arrangement. Arrangements that do not contain any separable elements are typically recognized when the products are shipped and title has transferred to the customer.

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

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.  We recognize penalties and interest expense related to unrecognized tax benefits in income tax expense.

Intangible Assets

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for quarterly impairment. At both September 30, 2016 and December 31, 2015, we determined there was no impairment of intangible assets.  At both September 30, 2016 and December 31, 2015, there were no indefinite‑lived intangible assets.

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

Note B: Divestiture of Automatic License Plate Recognition Business

On July 9, 2015, the Company entered into a share and asset sales purchase agreement (the "SAPA") with TagMaster AB (the "Buyer").  Under the terms of the SAPA, the Company and Image Sensing Systems EMEA Limited, a wholly-owned subsidiary of the Company ("ISS EMEA"), sold to the Buyer the entire issued share capital of Image Sensing Systems UK Limited, a wholly-owned subsidiary of ISS EMEA, as well as certain other assets owned by the Company primarily used or primarily held for use in connection with its license plate recognition (LPR) business.  The Buyer also agreed to assume on the closing date certain agreements and liabilities relating to the LPR business and the acquired assets.  Additionally, the Company and the Buyer also entered into a transitional services agreement.

Effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company's condensed consolidated financial statements.  In accordance with Accounting Standards Codification ("ASC") 205-20, the results of the discontinued LPR business have been presented as discontinued operations effective with the reporting of financial results for the third quarter of 2015.  As such, financial results for the three and nine months ended September 30, 2016 and 2015 have been reported on this basis.

The purchase price for the LPR business was $4.2 million, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million has been paid to the Company.  The remaining $420,000 was placed in an escrow account and is available to satisfy any indemnification obligations the Company may have under the SAPA.  The $420,000 in escrow was released to the Company during the third quarter of 2016.

The operational results of the LPR business are presented in the "Net loss from discontinued operations, net of tax" line item on the Condensed Consolidated Statements of Operations.  In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business.  The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations.

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company’s continuing Autoscope® Video ("Autoscope") and RTMS® ("RTMS") businesses.

Revenue and operating loss from discontinued operations were as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Net revenue	$—	$77	$—	$1,409
Operating loss from discontinued operations	—	(134)	—	(2,538)
Loss on sale of discontinued operations	—	(1,081)	—	(1,081)
Net loss on discontinued operations, net of tax	$—	$(1,215)	$—	$(3,619)

Note C: Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718)."  ASU 2016-09 provides new guidance on how an entity should account for stock compensation.  It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted.  ASU 2016-09 must be adopted using a modified retrospective and a prospective transition.  In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently determining our implementation approach and assessing the impact of ASU 2016-09 on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 provides new guidance on how an entity should account for leases and recognize associated lease assets and liabilities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted.  The new guidance must be adopted using a modified retrospective transition, and it provides for certain practical expedients.  In addition, the transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are currently determining our implementation approach and assessing the impact of ASU 2016-02 on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 provides guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers.

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

Note D: Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

■      Level 1 - observable inputs such as quoted prices in active markets;

■      Level 2 - inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

■      Level 3 - unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Financial Instruments not Measured at Fair Value

Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other financial current assets and liabilities.

Note E: Inventories

Inventories consisted of approximately $161,000 and $648,000 of finished goods as of September 30, 2016 and December 31, 2015, respectively.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2016
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$--	--
Software development costs	2,842	--	2,842	--
Total	$6,742	$(3,900)	$2,842	--

	December 31, 2015
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$--	--
Software development costs	1,210	--	1,210	--
Total	$5,110	$(3,900)	$1,210	--

Note G:  Credit Facilities

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the "Alliance Credit Agreement") provides up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company's inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  At September 30, 2016, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.  As of September 30, 2016, available borrowings were $1.4 million.

Note H: Warranties

We generally provide a two to five year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2016	2015

Beginning balance	$760	$966
Warranty provisions	185	168
Warranty claims	(288)	(299)
Adjustments to preexisting warranties	27	(102)
Ending balance	$684	$733

Note I: Stock-Based Compensation

We compensate officers, directors, key employees and consultants with stock-based compensation under stock option and incentive plans approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of nine to ten years.

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2016 and 2015 was $100,000 and $33,000, respectively.  Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2016 and 2015 was $160,000 and $184,000, respectively.  At September 30, 2016, 326,635 shares were available for grant under the Company's stock option and incentive plan.

Stock Options

A summary of the option activity for the first nine months of 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	307,750	$ 5.96	6.30	$ 46
Granted	-	$ -	-	$ -
Exercised	-	$ -	-	$ -
Expired	(8,000)	$ 12.50	-	$ -
Forfeited	(142,250)	$ 4.94	-	$ 31

Options outstanding at September 30, 2016	157,500	$ 6.54	4.47	$ -
Options exercisable at September 30, 2016	129,000	$ 6.94	3.80	$ -

There were no options exercised during the three and nine-month periods ended September 30, 2016 and September 30, 2015. As of September 30, 2016, there was $52,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 1.4 years.

Restricted Stock Awards and Stock Awards

We issue restricted stock awards to executive officers and key consultants.  These awards may contain certain performance conditions or time based vesting criteria.  Executive officers vest in the restricted stock awards if the various performance or time-based metrics are met.  Performance restricted stock awards are valued based on the market value of the shares at the date of grant with the compensation expense recognized over the vesting periods.

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis.  The stock awards are fully vested at the time of issuance. Compensation expense related to employee stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date.  Stock awards to consultants are recognized over the performance period based on the stock price on the date when the consultant's performance is complete.

A summary of the restricted stock awards and stock award activity for the first nine months of 2016 is as follows:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Awards outstanding at December 31, 2015	-	-	$ -
Granted	150,806	-	$ 427
Exercised	(41,168)	-	$ 130
Forfeited	(99,638)	-	$ 235

Awards outstanding at September 30, 2016	10,000	0.24	$ 39
Awards exercisable at September 30, 2016	-	-	$ -

Note J: Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 206,467 and 351,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2016 and 2015, respectively, and 239,399 and 557,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2016 and 2015, respectively.

A reconciliation of net income (loss) per share is as follows (dollar amounts in thousands except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income from continuing operations	$469	$290	$1,370	$785
Net loss from discontinued operations	—	(1,215)	—	(3,619)
Net income (loss)	$469	$(925)	$1,370	$(2,834)
Denominator:
Weighted average common shares outstanding	5,059	5,015	5,043	5,007
Dilutive potential common shares	9	—	2	—
Shares used in diluted net loss per common share calculations	5,068	5,015	5,045	5,007

Basic net earnings (loss) per common share
Continuing operations	$0.09	$0.06	$0.27	$0.16
Discontinued operations	-	(0.24)	-	(0.72)
Net basic earnings (loss) per share	$0.09	$(0.18)	$0.27	$(0.56)

Diluted net earnings (loss) per common share
Continuing operations	$0.09	$0.06	$0.27	$0.16
Discontinued operations	-	(0.24)	-	(0.72)
Net diluted earnings (loss) per share	$0.09	$(0.18)	$0.27	$(0.56)

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

Autoscope video is our machine‑vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. RTMS is our radar product line, and revenue consists of international and North American product sales. Radar products are normally sold in the Highway segment. Until July 9, 2015, Autoscope license plate recognition was our LPR product line and was the Company’s third operating segment.  All segment revenues are derived from external customers.

As described in Note B to these Notes to the Condensed Consolidated Financial Statements, effective on July 9, 2015, we sold our LPR business.  Therefore, effective on that date, the LPR business qualified for discontinued operations presentation in the Company’s condensed consolidated financial statements, and the results of the discontinued LPR business have been presented as discontinued operations effective with the reporting of financial results for the three months ended September 30, 2015.  Financial results for the three and nine months ended September 30, 2016 and 2015 have been reported on this basis.  Therefore, the following tables do not include financial results for the Company’s LPR business segment.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the futur

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$2,452	$2,839	$930	$1,222	$3,382	$4,061
Gross profit	2,291	2,488	277	632	2,568	3,120
Amortization of intangible assets	—	—	—	123	—	123
Intangible assets	2,842	621	—	88	2,842	709

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$7,053	$8,190	$4,244	$3,506	$11,297	$11,696
Gross profit	6,543	7,317	2,058	1,995	8,601	9,312
Amortization of intangible assets	—	—	—	367	—	367
Intangible assets	2,842	621	—	88	2,842	709

Note L: Restructuring and Exit Activities

During the third quarter of 2016, to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited located in Hong Kong; Limited (ISS HK), Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Europe Limited (ISS Europe) located in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (Poland) located in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany.  We have incurred $35,000 of legal entity closure costs during the quarter and expect to incur an additional $169,000 in future periods.

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded in the first nine months of 2016 related to employee terminations.

The following table shows the restructuring activity for the nine months ended September 30, 2016 (in thousands):

Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2016	$ -	$ -	$ -
Charges	126	-	126
Payments/settlements	-	-	-
Balance at March 31, 2016	$ 126	$ -	$ 126

Payments/settlements	(93)	-	(93)
Balance at June 30, 2016	$ 33	$ -	$ 33
Payments/settlements	(33)		(33)
Balance at September 30, 2016	$ -	$ -	$ -

In the fourth quarter of 2014, the Company implemented restructuring plans to close our offices in Asia.  Because of these actions, restructuring charges of approximately $119,000 were recorded in the first nine months of 2015 related to employee terminations.

The following table shows the restructuring activity for the nine months ended September 30, 2015 (in thousands):

Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2015	$ 190	$ 26	$ 216
Charges	119	-	119
Payments/settlements	(295)	(8)	(303)
Balance at March 31, 2015	$ 14	$ 18	$ 32

Charges	-	-	-
Payments/settlements	(14)	(18)	(32)
Balance at June 30, 2015	$ -	$ -	$ -
Balance at September 30, 2015	$ -	$ -	$ -

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

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserts claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the "Econolite Agreement") for breach of contract and breach of implied covenant of good faith and fair dealing and seeks specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requests damages from us in an amount to be proven at trial and seeks certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California, where it is currently pending.  We believe this suit is without merit, and we plan to vigorously defend against it.  However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. We provide software based computer enabled detection ("CED") products and solutions that use advanced signal processing software algorithms to detect and monitor objects in a designated field of view. Our technology analyzes signals from a sophisticated sensor and passes the information along to management systems, controllers or directly to users. Our core products, the Autoscope Video Vehicle Detection System and the RTMS Detection System, operate using our proprietary application software in conjunction with video cameras or radar and commonly available electronic components. Our systems are used by traffic managers primarily to improve the flow of vehicle traffic and to enhance safety at intersections, main thoroughfares, freeways and tunnels.

Autoscope video systems are sold to distributors and end users of traffic management products in the United States, Mexico, Canada and the Caribbean by Econolite Control Products, Inc. ("Econolite"), our exclusive licensee in these regions. Until July 9, 2015, we sold license plate recognition ("LPR") systems to distributors and end users in the United States, Canada and Mexico. We sell all of our systems to distributors and end users in Europe and Asia through our subsidiaries. The majority of our sales are to end users that are funded by government agencies responsible for traffic management or traffic law enforcement.

Sale of LPR Business. On July 9, 2015, we closed on the sale of our LPR business to Tagmaster A.B. ("Tagmaster") for the purchase price of $4.2 million in cash under the Share and Asset Sale and Purchase Agreement dated July 9, 2015 (the "SAPA") by and among Image Sensing Systems, Inc.; Image Sensing Systems EMEA Limited, our wholly-owned subsidiary ("ISS EMEA"); and TagMaster.

As a result, effective July 9, 2015, the LPR business qualified for presentation as discontinued operations under Accounting Standards Codification ("ASC") 205-20 effective with the reporting of the Company's financial results for the third quarter of 2015.  As such, the results of the discontinued LPR business and associated financial impacts from the sale of this business have been presented as discontinued operations for the three and nine months ended September 30, 2016 and 2015.  The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations.  Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company's continuing two reportable segments, the Intersection segment (Autoscope Video Vehicle Detection) and the Highway segment (RTMS Detection System businesses).

For additional information on the SAPA, please see the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 10, 2015 and July 15, 2015 and Note B "Divestiture of Automatic License Plate Recognition Business" of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion of period-to-period changes and trends in financial statements results under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" aligns with the financial statement presentation discussed above.

Trends and Challenges in Our Business

We believe the expected growth in our business can be attributed primarily to the following global trends:

-      worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure and the need to automate safety, security and access applications for automobiles and trucks, which has increased demand for our products;

-      advances in information technology, which have made our products easier to market and implement;

-      the continued funding allocations for centralized traffic management services and automated enforcement schemes, which have increased the ability of our primary end users to implement our products; and

-      general increases in the cost‑effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

-      continued adoption and governmental funding of intelligent transportation systems (“ITS”) and other automated applications for traffic control, safety and enforcement in developed countries;

-      a propensity by traffic engineers to implement lower cost technology‑based solutions rather than civil engineering solutions such as widening roadways;

-          countries in the developing world adopting above‑ground detection technology, such as video or radar, instead of in‑pavement loop technology to manage traffic;

-          Econolite sales growth in the North America region;

-      the use of CED to provide solutions to security/surveillance and environmental issues associated with increasing automobile use in metropolitan areas; and

-      our ability to develop new products, such as hybrid CED devices incorporating, for example, radar and video technologies, that provide increasingly accurate information and enhance the end users’ ability to cost‑effectively manage traffic, security/surveillance and environmental issues.

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

Non‑GAAP Operating Measure.  We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP. This non-GAAP information excludes the impact of amortizing intangible assets and depreciation, and may exclude other non-recurring items.  Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP income from continuing operations to non-GAAP income from continuing operations are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015

Income from continuing operations	$496	$288	$1,401	$778
Adjustments to reconcile to non-GAAP income
Depreciation	74	72	223	218
Amortization of intangible assets	—	123	—	367
Restructuring charges	—	—	126	119
Non-GAAP income from continuing operations	$570	$483	$1,750	$1,482

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

Segments.  Until July 9, 2015, we operated in three reportable segments: Intersection, Highway and LPR. Autoscope video is our machine‑vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The RTMS is our radar product line, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment.  Until July 9, 2015, Autoscope license plate recognition was our LPR product line.  All segment revenues are derived from external customers.  As described elsewhere in this Quarterly Report on Form 10-Q, effective on July 9, 2015, we sold our LPR business.  Accordingly, effective July 9, 2015, the Company has two reportable segments, the Intersection segment (Autoscope Video Vehicle Detection) and the Highway segment (RTMS Detection System businesses).

As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$2,452	$2,839	$930	$1,222	$3,382	$4,061
Gross profit	2,291	2,488	277	632	2,568	3,120
Amortization of intangible assets	--	--	--	123	--	123
Intangible assets	2,842	621	--	88	2,842	709

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2016	2015	2016	2015	2016	2015

Revenue	$7,053	$8,190	$4,244	$3,506	$11,297	$11,696
Gross profit	6,543	7,317	2,058	1,995	8,601	9,312
Amortization of intangible assets	--	--	--	367	--	367
Intangible assets	2,842	621	--	88	2,842	709

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

			Quarter Over Quarter Change

	Three-Month Periods Ended September 30,
	2016	2015
Product sales	36.9%	45.0%	(31.7)%
Royalties	63.1	55.0	(4.4)
Total revenue	100.0	100.0	(16.7)
Gross profit - product sales	34.8	48.6	(51.0)
Gross profit - royalties	100.0	100.0	(4.4)
Selling, general and administrative	42.5	41.3	(14.5)
Research and development	18.8	25.3	(38.2)
Amortization of intangible assets	--	3.0	(100.0)
Income from continuing operations	13.9	6.9	68.1
Income tax expense	--	(0.3)	(100.0)
Net income from continuing operations	13.9	7.1	61.7
Net loss from discontinued operations	--	(29.9)	(100.0)
Net income (loss)	13.9	(22.8)	(150.7)

			Period Over Period Change

	Nine-Month Periods Ended September 30,
	2016	2015
Product sales	45.9%	41.4%	7.0%
Royalties	54.1	58.6	(10.8)
Total revenue	100.0	100.0	(3.4)
Gross profit - product sales	48.0	50.8	1.1
Gross profit - royalties	100.0	100.0	(10.8)
Selling, general and administrative	44.6	44.1	(2.2)
Research and development	18.0	24.7	(29.8)
Amortization of intangible assets	--	3.1	(100.0)
Restructuring	1.1	1.0	5.9
Income from continuing operations	12.2	6.8	72.2
Income tax expense	--	0.1	(100.0)
Net income from continuing operations	12.1	6.7	74.5
Net loss from discontinued operations	--	(30.9)	(100.0)
Net income (loss)	12.1	(24.2)	(148.3)

Total revenue decreased to $3.4 million in the three-month period ended September 30, 2016 from $4.1 million in the same period in 2015, a decrease of 16.7%, and to $11.3 million in the first nine months of 2016 from $11.7 million in the first nine months of 2015, a decrease of 3.4%. Royalty income decreased to $2.1 million in the third quarter of 2016 from $2.2 million in the third quarter of 2015, a decrease of 4.4%, and decreased to $6.1 million in the first nine months of 2016 from $6.9 million in the first nine months of 2015, a decrease of 10.8%. The decrease in royalties was the result of a decrease in Autoscope® video system sales volume under the Econolite agreement.

Product sales decreased to $1.2 million in the third quarter of 2016 from $1.8 million in the third quarter of 2015, a decrease of 31.7%, and increased to $5.2 million in the first nine months of 2016 from $4.8 million in the same period in 2015, an increase of 7.0%. The increase in product sales was primarily driven by growing acceptance of the Company’s Sx-300 RTMS product by the market and expanded customer relationships into geographic regions that were previously underserved by the Company, such as the Middle East.

Revenue for the Intersection segment decreased to $2.5 million in the three-month period ended September 30, 2016 from $2.8 million in the three-month period ended September 30, 2015, a decrease of 13.6%. Revenue for the Intersection segment decreased to $7.1 million in the first nine months of 2016 from $8.2 million in the first nine months of 2015, a decrease of 13.9%. The decrease in revenue for the Intersection segment was mainly due to lower sales volume by Econolite and in Europe.

Revenue for the Highway segment decreased to $930,000 in the three-month period ended September 30, 2016 from $1.2 million in the three-month period ended September 30, 2015, a decrease of 23.9%. Revenue for the Highway segment increased to $4.2 million in the first nine months of 2016 from $3.5 million in the first nine months of 2015, an increase of 21.1%. The increase in revenue in the Highway segment is due to the market adoption of the Sx-300 radar product.

Gross profit for product sales decreased to 34.8% in the three months ended September 30, 2016 from 48.6% in the three months ended September 30, 2015 and decreased to 48.0% in the first nine months of 2016 from 50.8% in the first nine months of 2015, a decrease of 1.1%. The decrease in gross margin in the three and nine months ended September 30, 2016 is due to individually significant warranty charges related to legacy products that are no longer sold.  Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have lower margins.  We anticipate that gross profit for our product sales will be similar in 2016 as compared to 2015, while we expect royalty gross profit will be 100% in 2016.

Selling, general and administrative expense was $1.4 million or 42.5% of total revenue in the third quarter of 2016 compared to $1.7 million or 41.3% of total revenue in the third quarter of 2015, and remained constant at $5.0 million or 44.6% of total revenue in the first nine months of 2016 and $5.2 million or 44.1% of total revenue in the first nine months of 2015. Overall, we anticipate that in 2016 as compared to 2015, selling, general and administrative expense will decrease in both dollar amount and as a percentage of revenue.

Research and development expense decreased to $636,000 or 18.8% of total revenue in the three-month period ended September 30, 2016 from $1.0 million or 25.3% of total revenue in the three-month period ended September 30, 2015, and decreased to $2.0 million or 18.0% of total revenue in the first nine months of 2016 from $2.9 million or 24.7% of total revenue in the first nine months of 2015. The decrease is primarily due to lower volume of active research and development projects, as we completed our next generation video detection product, the Autoscope® Vision, during the third quarter of 2016.  Additionally, we capitalized $507,000 of research and development expense during the third quarter related to software development for the Autoscope® Vision.  As this product was completed during the third quarter of 2016, we expect research and development costs to increase in the fourth quarter of 2016 compared to the quarter ended September 30, 2016 and the comparable prior year period.  Overall, we anticipate that research and development expense will decrease in 2016 compared to 2015.

There was no amortization of intangibles in the third quarter of 2016 compared to $123,000 in the third quarter of 2015 because the intangible assets became fully amortized during the year ended December 31, 2015.

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

The resulting net income from continuing operations was $469,000 in the third quarter of 2016 and $1.4 million in the first nine months of 2016, compared to $290,000 in the third quarter of 2015 and $785,000 in the first nine months of 2015. Net income from continuing operations per basic and diluted share amounts was $0.09 and $0.27 for the three and nine months ended September 30, 2016, respectively, compared to $0.06 and $0.16 for the three and nine months ended September 30, 2015, respectively.

There was no net loss from discontinued operations in the three and nine-month periods ended September 30, 2016, compared to a net loss of $1.2 million and $3.6 million for the same periods in 2015, respectively.

Consolidated net income from both continuing and discontinued operations was $469,000 and $1.4 million in the three and nine-month periods ended September 30, 2016, respectively, compared to net losses of $925,000 and $2.8 million in the comparable prior year periods.  Consolidated net income per basic and diluted share amounts were net income of $0.09 and $0.27 for the three and nine months ended September 30, 2016, respectively, compared to net losses of $0.18 and $0.56 for the respective prior year periods.

Liquidity and Capital Resources

At September 30, 2016, we had $1.7 million in cash and cash equivalents compared to $2.6 million in cash and cash equivalents at December 31, 2015.

Net cash provided by continuing operating activities was $427,000 in the first nine months of 2016 compared to net cash used for continuing operating activities of $4.0 million in the same period in 2015. The primary reason for the decrease in net cash used for continuing operating activities in 2016 was the increase in net income combined with the timing of the payment of outstanding payables and collection of receivables.  We anticipate that average receivable collection days in 2016 will improve in the remaining portion of the year but will not have a material impact on our liquidity.

Net cash used by investing activities was $1.7 million for the first nine months of 2016 compared to net cash provided by investing activities from continuing operations of $741,000 in the same period in 2015.  The investing of cash in the first nine months of 2016 compared to the prior period is the result of capitalized internal software development costs.  Capitalization of costs related to the development of internal software will not continue into the fourth quarter of 2016. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2016.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  At September 30, 2016, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.  As of September 30, 2016, available borrowings were $1.4 million.

We believe that cash and cash equivalents on hand at September 30, 2016, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2016 are set forth elsewhere in this Quarterly Report on Form 10-Q and are the same as those described in our Annual Report on Form 10-K.

Cautionary Statement:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward-looking words such as "expects," "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other comparable terminology. Forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results described in the forward-looking statements. Factors that might cause such differences include, but are not limited to:

-       our historical dependence on a single product for most of our revenue;

-       budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

-       the continuing ability of Econolite to pay royalties owed;

-       the mix of and margin on the products we sell;

-       our dependence on third parties for manufacturing and marketing our products;

-       our dependence on single-source suppliers to meet manufacturing needs;

-       our failure to secure adequate protection for our intellectual property rights;

-       our inability to develop new applications and product enhancements;

-       the potential disruptive effect on the markets we serve of new and emerging technologies and applications, including vehicle to vehicle communications;

-       unanticipated delays, costs and expenses inherent in the development and marketing of new products;

-       our inability to respond to low-cost local competitors;

-       our inability to properly manage any growth in revenue and/or production requirements;

-       the influence over our voting stock by affiliates;

-       our inability to hire and retain key scientific and technical personnel;

-       the effects of legal matters in which we may become involved;

-       our inability to achieve and maintain effective internal controls;

-       our inability to successfully integrate acquisitions;

-              political and economic instability, including continuing volatility in the economic environment of the European Union;

-       our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

-       conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

Item 1A.      Risk Factors

Some of the risk factors to which we and our business are subject are described in the section entitled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016:

Exhibit Number	Description

4.1

First Amendment to Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated August 23, 2016, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 23, 2016 (File No. 0-26056).

10.1*

Employment Agreement between the Company and Chad A. Stelzig, dated June 27, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

10.2*

Benefit Agreement between the Company and Richard Ehrich, dated July 28, 2014, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

10.3*

Benefit and Compensation Agreement between the Company and Richard Ehrich dated August 25, 2016, incorporated by reference  to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 7, 2016 (File No. 0-26056).

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

*Management contract or compensatory arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 10, 2016	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
Interim President and Interim Chief Executive Officer
(Interim Principal Executive Officer)

Dated: November 10, 2016	By:	/s/ Richard A. Ehrich
Richard A. Ehrich
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1

First Amendment to Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated August 23, 2016, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 23, 2016 (File No. 0-26056).

10.1*

Employment Agreement between the Company and Chad A. Stelzig, dated June 27, 2016, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

10.2*

Benefit Agreement between the Company and Richard Ehrich, dated July 28, 2014, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

10.3*

Benefit and Compensation Agreement between the Company and Richard Ehrich dated August 25, 2016, incorporated by reference  to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 7, 2016 (File No. 0-26056).

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

*Management contract or compensatory arrangement.