Form 10-K
period 2016-12-31
IMAGE SENSING SYSTEMS INC
filed 2017-03-24
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0‑26056

Image Sensing Systems, Inc.

(Exact name of registrant as specified in its charter)

                                                                                                                                                                                                                                        Minnesota                                                                                                               41‑1519168

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

(651) 603‑7700

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                         Accelerated filer ☐

Non‑accelerated filer ☐                                                                           Smaller reporting company ☒

(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was $8,306,196 based on the closing sale price as reported on The NASDAQ Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2017 was 5,094,473 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2017 Annual Meeting of Shareholders (Proxy Statement)	Part III

i

PART I

Item 1.      Business

General

Image Sensing Systems, Inc. (referred to in this Annual Report on Form 10-K as “we,” “us,” “our” and the “Company”) develops and markets video and radar processing products for use in traffic applications such as intersection control, highway, bridge and tunnel traffic management and traffic data collection.

We are a leading provider of above-ground detection products and solutions for the intelligent transportation systems (“ITS”) industry. Our family of products, which we market as Autoscope® video or video products (“Autoscope”), and RTMS® radar or radar products (“RTMS”), provides end users with the tools needed to optimize traffic flow and enhance driver safety. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. Our products provide end users with complete solutions for the intersection and transportation markets.

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, United States commuters spend 42 hours a year stuck in traffic, and congestion costs motorists $160 billion a year. We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

We believe our solutions are technically superior to those of our competitors because they have a higher level of accuracy, limit the occurrence of false detection, are generally easier to install with lower costs of ownership, work effectively in a multitude of light and weather conditions, and provide end users the ability to manage inputs from a variety of sensors for a number of tasks. It is our view that the technical advantages of our products make our solutions well suited for use in ITS markets.

We believe the strength of our distribution channels positions us to increase the penetration of our technology‑driven solutions in the marketplace. We market our Autoscope video products in the United States, Mexico, Canada and the Caribbean through exclusive agreements with Econolite Control Products, Inc. (“Econolite”), which we believe is the leading distributor of ITS intersection control products in these markets.

We market the RTMS radar systems to a network of distributors in North America, the Caribbean and Latin America. On a limited basis, we sell directly to the end user in these geographic areas.  We market our Autoscope video and RTMS radar products outside of the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels, through our offices in Spain and Romania. Our end users primarily include governmental agencies and municipalities.

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

In traffic management applications, vehicle detection products are used for automated vehicle detection and are a primary data source upon which ITS solutions are built. Traditionally, automated vehicle detection is performed using inductive wire loops buried in the pavement. However, in‑pavement loop detectors are costly to install, difficult to maintain, expensive to repair and not capable of either wide‑area vehicle detection without installations of multiple loops.

Above‑ground detection solutions for ITS offer several advantages to in‑pavement loop detectors. Above‑ground detection solutions tend to have a lower total cost of ownership than in‑pavement loop detectors because above‑ground solutions are non‑destructive to road surfaces, do not require closing roadways to install or repair, and are capable of wide‑area vehicle detection with a single device, thus enabling one input device to do the work of many in‑pavement loops. Due to their location above-ground, these solutions have no exposure to the wear and tear associated with expanding and contracting pavement and generally less exposure to the vibration and compaction caused by traffic. Furthermore, in the event of malfunction or product failure, above‑ground detection solutions can be serviced and repaired without shutting down the roadway. Each of these factors results in greater up‑time and increased reliability of above‑ground detection solutions compared to in‑pavement loop detectors. These technology solutions also offer a broader set of detection capabilities and a wider field of view than in‑pavement loop detectors. In addition, a single unit video‑ or radar‑based system can detect and measure a variety of parameters, including vehicle presence, counts, speed, length, time occupancy, headway and flow rate as well as environmental factors and obstructions to the roadway. An equivalent installation using loops would require many installations per lane.

We believe our Autoscope video and RTMS radar products are competitive with and can take market share from in‑pavement loop detectors. Based on our determination, the U.S. ITS above-ground detection market sales in 2016 were approximately $102 million, and the worldwide ITS above-ground detection market was approximately $242 million.  We believe that we are the leader in the U.S. above-ground detection market in terms of sales volume, and we estimate that global sales of in‑pavement loop detectors that our Autoscope video and RTMS radar products can supplant were approximately $115 million in 2016.

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed. The population of the United States grew by about 30%, or 75 million, from 1990 to 2015, while highway miles increased by approximately 7% in the same period. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. Above-ground detection based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

The Demographics of Urbanization. Accelerated worldwide urbanization drives the creation and expansion of middle classes and produces heightened demand for automobiles. Currently, there are at least 500 cities in the world with over 1 million people. Because automobiles can be introduced to a metropolitan area faster than roadway infrastructure can be constructed, the result is continuously worsening traffic. Expanding the roadway infrastructure is slow and costly to implement, and often environmentally undesirable, so government agencies are increasingly turning to technology‑based congestion solutions that optimize performance and throughput of existing and new roadway infrastructure. Detection is the requisite common denominator for any technology‑based solution.

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

Solutions for Adjacent Markets. We believe that the adjacent markets of ITS, security/surveillance and parking management are converging, and that this convergence will accelerate as above-ground detection systems become more cost‑effective now that a single sensor can be used for multiple purposes. Because the technologies involved are closely related, our sensor technology can be adapted to or is already capable of addressing these adjacent markets.

Our Competitive Strengths

We are a leading provider of above-ground detection products and solutions for the ITS industry. We have the following competitive strengths that we expect will continue to enhance our leadership position:

Leading Proprietary Technologies. Over the last two decades, we have developed or acquired a proprietary portfolio of complex software algorithms and applications that we have continuously enhanced and refined. These algorithms, which include our advanced signal processing technologies, allow our video and radar products to capture and analyze objects in diverse weather and lighting conditions and to balance the accuracy of positive detection and the avoidance of false detections. Due to the strength of our proprietary technologies, we believe we command premium pricing. Above-ground detection technologies similar to ours are also difficult to develop and refine in a commercially viable manner. We therefore should be well positioned to quickly introduce next‑generation products to market.

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last two decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Our RTMS Radar business unit was one of the first to introduce radar‑based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products.  Furthermore, our next generation video product, Autoscope Vision, is an example of development driven by the voice of our customers.  We have developed a high quality video detection solution with increased accuracy and performance. We have successfully collaborated with our long‑term channel partners to market these products. We believe that developing, enhancing and marketing new products with our partners can translate into strong organic revenue growth and high levels of profitability.

Leading Distribution Channel. Since 1991, we have maintained a relationship with Econolite, which has the exclusive right to manufacture, market and distribute our Autoscope video products in the United States, Mexico, Canada and the Caribbean. We believe that Econolite is the leading distributor of ITS control products in North America and the Caribbean. This relationship enhances our ability to commercialize and market new products and allows us to focus more resources on developing advanced signal processing software algorithms.

Broad Product Portfolio. Our product portfolio leverages our core software‑based algorithms to enable end users to detect and monitor objects in a designated field of view. We believe that our family of Autoscope video and RTMS radar products allows us to offer a broad product portfolio that meets the needs of our end users.

Experienced Management Team and Engineering Staff.  Our management team and engineering staff are highly experienced in the ITS and software industries. Additionally, the continuity of our engineering staff should allow the uninterrupted development of new or improved products.

Our Growth Strategy

As part of our growth strategy, we seek to:

Enhance and Extend Our Technology Leadership in ITS. We believe we have established ourselves as a leading provider of technology in the ITS market segment. We believe that we continue to have an opportunity to accelerate our growth. We plan to do this by improving the accuracy and functionality of our products and opportunistically expanding our product offering into adjacent markets, as well as expanding our portfolio and channels through licensing. Having developed and introduced our next-generation video product, we expect to take advantage of our technical leadership in ITS and further differentiate us from our competitors.

Expand into Adjacent Markets. Our core skill is the implementation of above-ground detection products and solutions. Over the past two decades, we have been developing and refining our complex signal processing software algorithms. We should be able to effectively utilize our core software skills more broadly as markets converge. We believe that a driver of this convergence is that above-ground detection systems will become more cost‑effective when a single sensor can be used for multiple purposes. As a result, our objective is to become the leading supplier of critical detection components to third party management systems, particularly those that exploit the convergence of traffic. To do this, we are integrating this concept into our long‑range engineering development road‑map and will evaluate the use of technology licensing and channel strategies that support this vision.

Increase the Scope of Our Distribution and Direct Sales. We have made substantial investments in product adjustments to tailor our solutions to the differing needs of our international end users and in new product acquisitions for both domestic and international markets. We have also invested in sales and marketing expansion, with a focus on our European subsidiaries. Markets in Eastern Europe, the Asia/Pacific region, the Middle East, Africa and South America, which have historically lagged North America and Western Europe in their use of above-ground detection, have begun to increase the adoption of detection technology in their traffic systems. We intend to take advantage of the accelerated pace of the adoption of above-ground detection throughout the developing world by increasing end user awareness of our products and applications as well as improve user aptitude.

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $4.6 million and $4.7 million on research and development in 2016 and 2015, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which to support additional product development into the automatic incident detection (AID) market. A diagram displaying our fundamental product architecture is shown below.

The Image Sensing Product Architecture

Autoscope Video. Our Autoscope video system processes video input from a traffic scene in real time and extracts the required traffic data, including vehicle presence, bicycle presence/differentiation, counts, speed, length, time occupancy (percent of time the detection zone is occupied), average headway (time interval between vehicles), turning movements (quantifying the movement of vehicles ) and flow rate (vehicles per hour per lane). Autoscope supports a variety of standard video cameras or can be purchased with an integrated high-definition video camera. For intersections, the system communicates with the intersection signal controller, which changes the traffic lights based on the data provided. In highway applications, the system gathers vehicle count and flow rates and detects anomalous incidents, such as stopped vehicles. In any application, the data may also be transmitted to a traffic management center via the internet or other standard communication means and processed in real time to assist in traffic management and stored for later analysis for traffic planning purposes.

The Autoscope system comes in two varieties.  Autoscope Vision is our next-generation integrated unit with a color high-definition, zoom camera and a machine vision processing computer contained in a compact housing that is our leading offering in the North American market.  Autoscope RackVision is our card only machine vision processing computer that is located in an intersection signal controller, control hub, incident management center or traffic management center that receives video from a separate camera. The RackVision and its variants are our top selling Autoscope products in international markets. Autoscope rack-based products offer digital MPEG‑4 video streaming, high speed Ethernet interface, web browser maintenance and data and video over power line communications. The Autoscope Vision product offers digital streaming video, built-in WiFi for quick and easy setup, cost-effective three-wire cable and object tracking algorithm technology for best in class detection accuracy.

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

RTMS radar is an integrated radar transmitter/receiver and special purpose computer contained in a compact, self‑contained unit. The unit is typically situated on roadway poles and side‑fired, making it especially well-suited for highway detection applications.

The RTMS radar system come in a few different varieties. RTMS Sx-300 is our base, non-intrusive radar for detection and measurement of traffic on roadways and is our leading offering in both North America and the Middle East.  The RTMS Sx-300 HDCAM has a high-definition camera that provides the user with visual setup confirmation, data capture and real-time traffic surveillance.  The Sx-300 HDCAM has been widely deployed in North America for various applications such as ramp metering.  The RTMS Sx-300 BT is an integrated Sx-300 with dual channel Bluetooth sensor and is ideal for providing the most accurate travel time and origin/destination information.

Distribution, Sales and Marketing

We market and sell our products globally. Together with our partners, we offer a combination of high‑performance detection technology and experienced local support. Our end users primarily consist of federal, state, city and county departments of transportation, port, highway, tunnel and other transportation authorities. The decision‑makers within these entities typically are traffic planners and engineers, who in turn often rely on consulting firms that perform planning and feasibility studies. Our products sometimes are sold directly to system integrators or other suppliers of systems and services who are operating under subcontracts in connection with major road construction contracts.

Sales of Autoscope Video in the United States, Mexico, Canada and the Caribbean. We have granted Econolite an exclusive right to manufacture, market and distribute the Autoscope video system in the United States, Mexico, Canada and the Caribbean. The agreement with Econolite grants it a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from its sales of the Autoscope system. We cooperate in marketing Autoscope video products with Econolite for the United States, Mexico, Canada and the Caribbean and provide second‑tier technical support. We have the right to terminate our agreements with Econolite if it does not meet minimum annual sales levels or if Econolite fails to make payments as required by the agreements. In 2008, the term of the original agreement with Econolite, as amended, was extended to 2031. The agreements can be terminated by either party upon three years’ notice.

Sales of RTMS Radar in North America, the Caribbean and Latin America. We market the RTMS radar systems to a network of distributors covering countries in North America, the Caribbean and Latin America. On a limited basis, we sell directly to the end user.  We provide technical support to these distributors from our various North American locations.

Sales in Europe, Asia, the Middle East and Africa. We market our Autoscope video and RTMS radar product lines of products to a network of distributors covering countries in Europe, the Middle East, Africa and Asia through our wholly‑owned subsidiaries that have offices in Europe. On a limited basis, we sell directly to the end user. Technical support to these distributors is provided by our wholly‑owned subsidiaries in Europe, with second‑tier support provided by our engineering groups.  From time to time, we may grant exclusive rights to Econolite for markets outside of our significant markets for certain jurisdictions or product sales based on facts and circumstances related to the opportunities.

Competition

We compete with companies that develop, manufacture and sell traffic management devices using video and radar sensing technologies as well as other above‑ground detection technologies based on laser, infrared and acoustic sensors. For ITS applications, we also compete with providers of in‑pavement loop detectors and estimate that more than 70% of the traffic management systems currently in use in the U.S. use in‑pavement loop detectors. For competition with other above‑ground detection products, we typically compete on performance and functionality, and to a lesser extent on price. When competing against providers of loop detectors, we compete principally on ease of installation and the total cost of ownership over a multi‑year period, and to a lesser extent on functionality.

Among the companies that provide direct competition to Autoscope video worldwide are FLIR Systems, Inc., Signal Group Inc. (Semex), Iteris, Inc. and Citilog S.A. Among the companies that provide direct competition to RTMS radar worldwide are Wavetronix, LLC, MS Sedco Inc., Smartmicro Sensors GmbH and Xtralis, LLC. To our knowledge, Autoscope video and RTMS radar have the largest number of installations as compared to their direct competitors. In addition, there are smaller local companies providing direct competition in specific markets throughout the world. We are aware that these and other companies will continue to develop technologies for use in traffic management applications. One or more of these technologies could in the future provide increased competition for our systems.

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

Most of the hardware components used to manufacture our products are standard electronics components that are available from multiple sources. Although some of the components used in our products are obtained from single‑source suppliers, we believe other component vendors are available should the necessity arise.  The European Parliament has enacted a directive for the restriction of the use of certain hazardous substances in electrical and electronic equipment (“RoHS”).  To our knowledge, our contract manufacturing and component vendors in Europe and Asia comply with the European directive on RoHS.

Intellectual Property

To protect our rights to our proprietary know‑how, technology and other intellectual property, it is our policy to require all employees and consultants to sign confidentiality agreements that prohibit the disclosure of confidential information to any third parties. These agreements also require disclosure and assignment to us of any discoveries and inventions made by employees and consultants while they are devoted to our business activities. We also rely on trade secret, copyright and trademark laws to protect our intellectual property.  We have also entered into exclusive and non‑exclusive license and confidentiality agreements relating to our own and third‑party technologies. We aggressively protect our processes, products, and strategies as proprietary trade secrets. Our efforts to protect intellectual property and avoid disputes over proprietary rights include ongoing review of third‑party patents and patent applications.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate.

Employees

As of December 31, 2016, we had 56 employees, consisting of 49 employees in North America, and seven employees in Europe. None of our employees are represented by a union.

Item 1A.   Risk Factors

Information Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange of 1934, as amended. Forward‑looking statements represent our expectations or beliefs concerning future events and can be identified by the use of forward‑looking words such as “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other comparable terminology. Forward‑looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward‑looking statements. Some factors that might cause these differences include the factors listed below. Although we have attempted to list these factors comprehensively, we wish to caution investors that other factors may prove to be important in the future and may affect our operating results. New factors may emerge from time to time, and it is not possible to predict all of these factors, nor can we assess the effect each factor or combination of factors may have on our business.

We further caution you not to unduly rely on any forward‑looking statements because they reflect our views only as of the date the statements were made. We undertake no obligation to publicly update or revise any forward‑looking statements whether as a result of new information, future events or otherwise.

If governmental entities elect not to use our products due to budgetary constraints, project delays or other reasons, our revenue may fluctuate severely or be substantially diminished.

Our products are sold primarily to governmental entities. We expect that we will continue to rely substantially on revenue and royalties from sales of our systems to governmental entities. In addition to normal business risks, it often takes considerable time before governmental initiated projects are developed to the point at which a purchase of our systems would be made, and a purchase of our products also may be subject to a time‑consuming approval process. Additionally, governmental budgets and plans may change without warning. Other risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments, significant changes in contract scheduling, competitive bidding and qualification requirements, performance bond requirements, intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, or governmental budgetary constraints, could cause our revenue and income to drop substantially or to fluctuate significantly between fiscal periods.

A majority of our gross profit has been generated from sales of our Autoscope family of products, and if we do not maintain the market for these products, our business will be harmed.

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, Autoscope products. Gross profit from Autoscope sales accounted for approximately 78% of our gross profit in 2016 and 2015. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. As such, any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope video system in the United States, Mexico, Canada and the Caribbean.  Our current agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope video system. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 55% in 2016, and 56% in 2015. Econolite’s account receivable represented 61% of our accounts receivable at December 31, 2016 and 45% of our accounts receivable at December 31, 2015. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management's assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.  For more information regarding our restructuring and divestiture activities in 2016 and 2015, see the discussion in Note 2 and Note 13 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The features and functions in our products have not been as widely utilized as traditional products offered by our competitors, and the failure of our end users to accept the features and functions in our products could adversely affect our business and growth prospects.

Video and radar technologies have not been utilized in the traffic management industry as extensively as other more traditional technologies, mainly in‑pavement loop detectors. Our financial success and growth prospects depend on the continued development of the market for advanced technology solutions for traffic detection and management and the acceptance of our current Autoscope video and RTMS radar and also future systems we may develop as reliable, cost‑effective alternatives to traditional vehicle detection systems. We cannot assure you that we will be able to utilize our technology profitably in other products or markets. If our end users do not continue to increase their acceptance of the features and functions provided by our current systems or other systems we may develop in the future, our business and growth prospects could be adversely affected.

Our operating costs tend to be fixed, while our revenue tends to be seasonal, thereby resulting in operating results that fluctuate from quarter to quarter.

Our expense levels are based in part on our product development efforts and our expectations regarding future revenues and, in the short‑term, are generally fixed. Our quarterly revenues, however, have varied significantly in the past, with our first quarter historically being the weakest due to weather conditions in parts of North America, Europe and Asia that make roadway construction more difficult. Additionally, our international revenues have a significant large project component, resulting in a varying revenue stream. We expect the seasonality of our revenue and the fixed nature of our operating costs to continue in the foreseeable future. Therefore, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, our operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for our products; product life cycle; the development, introduction and acceptance of new products and product enhancements by us or our competitors; changes in the mix of distribution channels through which our products are offered; changes in the level of operating expenses; end user order deferrals in anticipation of new products; competitive conditions in the industry; and economic conditions generally. No assurance can be given that we will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

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

In addition to market penetration, our long‑term success depends on our ability to expand our business through new product development, mergers and acquisitions, and/or geographic expansion.

New product development would require that we maintain our ability to improve existing products, continue to bring innovative products to market in a timely fashion, and adapt products to the needs and standards of current and potential customers. Our products and services may become less competitive or eclipsed by technologies to which we do not have access or which render our solutions obsolete.

Geographic expansion would be primarily outside of the U.S. and hence will be disproportionately subject to the risks of international operations discussed in this Annual Report on Form 10-K.

Mergers and acquisitions would be accompanied by risks which may include:

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

Regulations related to the use of conflict‑free minerals may increase our costs and cause us to incur additional expenses.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals.  As a result, the Securities and Exchange Commission enacted annual disclosure and reporting requirements for public companies who use these minerals in their products, which apply to us.  Under the final rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products.  Although we expect to file the required report on a timely basis, our supply chain is broad‑based and complex, and we may not be able to easily verify the origins for all minerals used in our products.  To the extent that any information furnished to us by our suppliers is inaccurate or inadequate, we could face reputational and enforcement risks.  In addition, the conflict mineral rules could reduce the number of suppliers who provide components and products containing conflict‑free minerals and thus could disrupt our supply chain or that of our manufacturers and increase the cost of the components used in manufacturing our products and the costs of our products to us.  Any increased costs and expenses could have a material adverse impact on our financial condition and results of operations.

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

We have not applied for patent protection in all countries in which we market and sell our products. Consequently, our proprietary rights in the technology underlying our systems in countries other than the U.S. will be protected only to the extent that trade secret, copyright or other non‑patent protection is available and to the extent we are able to enforce our rights. The laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology, which could harm our business.

We plan to continue introducing new products and technologies and may not realize the degree or timing of benefits we initially anticipated, which could adversely affect our business and results of operations.

We regularly invest substantial amounts in research and development efforts that pursue advancements in a range of technologies, products and services. Our ability to realize the anticipated benefits of these advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; the execution of internal and external performance plans; the availability of supplier‑produced parts and materials; the performance of suppliers and vendors; achieving cost efficiencies; the validation of innovative technologies; and the level of end user interest in new technologies and products. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products and may not realize the degree or timing of benefits initially anticipated. In particular, we cannot predict with certainty whether, when or in what quantities our current or potential end users will have a demand for products currently in development or pending release. Moreover, as new products are announced, sales of current products may decrease as end users delay making purchases until such new products are available. Any of the foregoing could adversely affect our business and results of operations.

Our business could be adversely affected by product liability and commercial litigation.

Our products or services may be claimed to cause or contribute to personal injury or property damage to our customers’ employees or facilities. Additionally, we are, at times, involved in commercial disputes with third parties, such as customers, distributors, vendors and others. See Note 15 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  The ensuing claims may arise singularly, in groups of related claims, or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time‑consuming to resolve and may result in substantial liability to us, which liability and related costs and expenses may not be recoverable through insurance or any other forms of reimbursement.

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

We price certain of our products at a premium compared to other technologies. As such, we may not be able to quickly respond to emerging low‑cost competitors, and our inability to do so could adversely affect revenue and profitability.

We price certain of our products at a premium as compared to products using less sophisticated technologies. As the technological sophistication of our competitors and the size of the market increase, competing low‑cost developers of machine vision products for traffic are likely to emerge and grow stronger. If end users prefer low‑cost alternatives over our products, our revenue and profitability could be adversely affected.

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

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 18% of our total revenue in 2016 and 17% of our total revenue in 2015. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

•      export restrictions and controls relating to technology;

•      pricing pressure that we may experience internationally;

•      exposure to the risk of currency value fluctuations, where payment for products is denominated in a currency other than U.S. dollars;

•      variability in the U.S. dollar value of foreign currency‑denominated assets, earnings and cash flows;

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

The European Union’s Waste Electrical and Electronic Equipment (“WEEE”) directive makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must be enacted and implemented by individual European Union governments, and certain producers will be financially responsible under the WEEE legislation. This may impose requirements on us, which, if we are unable to meet them, could adversely affect our ability to market our products in European Union countries, and our sales revenues and profitability would suffer as a consequence. In addition, the European Parliament has enacted a directive for the restriction of the use of certain hazardous substances in electrical and electronic equipment.  This RoHS legislation restricts the use of substances such as mercury, lead, cadmium and hexavalent cadmium. If we are unable to have our products manufactured in compliance with the RoHS directive, we would be unable to market our products in European Union countries, and our revenues and profitability would suffer. In addition, various Asian governments could adopt their own versions of environment‑friendly electronic regulations similar to the European directives, RoHS and WEEE. This could require new and unanticipated manufacturing changes, product testing and certification requirements, thereby increasing cost, delaying sales and lowering revenue and profitability.

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

We may be required to recognize impairment charges for long‑lived assets.

As of December 31, 2016, the net carrying value of our long‑lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $3.2 million. In accordance with U.S. generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long‑lived assets.  Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded and our stock price is volatile.

Our common stock is thinly traded, with 3,832,431 shares of our 5,094,473 outstanding shares held by non‑affiliates as of February 28, 2017. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high‑tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day‑to‑day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

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

•      provide that all vacancies, including newly‑created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•      eliminate cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose.

Section 302A.671 of the Minnesota Business Corporation Act (“MBCA”) generally limits the voting rights of a shareholder acquiring a substantial percentage of our voting shares in an attempted takeover or otherwise becoming a substantial shareholder of our company unless holders of a majority of the voting power of all outstanding shares and the disinterested shares approve full voting rights for the substantial shareholder. Section 302A.673 of the MBCA generally limits our ability to engage in any business combination with certain persons who own 10% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past four years have owned 10% or more of our outstanding voting stock. These provisions of the MBCA may have the effect of entrenching our management team and may deprive shareholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing market prices. This potential inability to obtain a control premium could reduce the price of our common stock.

In addition, in June 2013, we adopted a shareholder rights plan and declared a dividend to our shareholders of one preferred share purchase right for each outstanding share of common stock. In August 2016, our Board of Directors amended the shareholder rights plan to preserve the value of certain deferred tax benefits to the Company, including those generated by net operating losses.  Generally, the shareholder rights plan, as amended, provides that if a person or group acquires 4.99% or more of our outstanding shares of common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing the Company. The mere existence of a shareholder rights plan often delays or makes a merger, tender offer or other acquisition more difficult to complete.

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

We currently intend to retain any and all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, earnings, current and anticipated cash needs, capital requirements, financial condition, future prospects, any contractual restrictions and any other factors deemed relevant by our board of directors. Therefore, shareholders should not expect to receive dividend income from shares of our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

We currently lease and occupy approximately 26,775 square feet in St. Paul, Minnesota for our headquarters. In February 2014, we entered into an amendment to the lease for our headquarters which expanded the leased space from approximately 20,000 square feet to approximately 26,775 square feet, extended the term of the lease to July 2020, and gave us the right to further extend the term of the lease for one additional five year term. We also lease smaller facilities in Canada, Spain and Romania.

We believe that our current space is generally adequate to meet our current expected needs, and we do not intend to lease significantly more space in 2017.

Item 3.      Legal Proceedings

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

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserted claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the “Econolite Agreement”) for breach of contract and breach of implied covenant of good faith and fair dealing and sought specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requested damages from us in an amount to be proven at trial and sought certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California.  On November 15, 2016, Econolite and the Company entered into an Arbitration Agreement.  On November 16, 2016, Econolite voluntarily dismissed all of its claims against the Company in the U.S. District Court but filed a demand for arbitration with JAMS (which is an alternative dispute resolution provider), asserting the same claims against the Company that it had asserted in the lawsuit.  Arbitration commenced on November 16, 2016, and it remains ongoing.  We believe that Econolite’s claims are without merit, and we plan to vigorously defend against them.  However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

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

	2016		2015
Quarter	High	Low	High	Low

First	$ 3.43	$ 2.63	$ 2.78	$ 2.24
Second	2.90	2.15	3.47	2.44
Third	4.09	2.24	4.66	3.38
Fourth	3.98	3.55	3.99	3.55

Shareholders

As of February 28, 2017, there were 20 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Debt Covenants

Our credit agreement includes certain financial covenants, including minimum debt service ratios, minimum cash flow coverage ratios, and other financial measures. These financial covenants may restrict our ability to pay dividends and purchase outstanding shares of common stock. At December 31, 2016 and December 31, 2015, we were in compliance with these financial covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10‑K.

Item 6.      Selected Financial Data

The following statement of income data for the years ended and as of December 31, 2016 and 2015 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product sales	$6,398	$6,729
Royalties	7,744	8,486
	14,142	15,215
Cost of revenue:
Product sales	4,008	3,477
Software amortization	90	—
	4,098	3,477
Gross profit	10,044	11,738

Operating expenses:
Selling, marketing and product support	2,417	3,216
General and administrative	3,868	4,048
Research and development	2,946	3,520
Restructuring	126	119
Amortization of intangible assets	—	455
	9,357	11,358
Operating income from continuing operations	687	380
Other, net	(25)	21
Income from continuing operations before income taxes	662	401
Income tax expense (benefit)	(25)	18
Net income from continuing operations	687	383
Net loss from discontinued operations, net of tax (including 2015 loss on disposal of $1,081)	—	(3,485)
Net income (loss)	$687	$(3,102)

Net income (loss) per share:
Basic
Continuing operations	$0.14	$0.08
Discontinued operations	$—	$(0.70)
Net income (loss) earnings per share	$0.14	$(0.62)

Diluted
Continuing operations	$0.14	$0.08
Discontinued operations	$—	$(0.69)
Net diluted income (loss) per share	$0.14	$(0.61)

Weighted average number of common shares outstanding:
Basic	5,050	5,011
Diluted	5,055	5,019

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward‑looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

We are a leading provider of above-ground detection products and solutions for the intelligent transportation systems (“ITS”) industry. Our family of products, which we market as Autoscope® video or video products (“Autoscope”), and RTMS® radar or radar products (“RTMS”), provides end users with the tools needed to optimize traffic flow and enhance driver safety. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. Our products provide end users with complete solutions for the intersection and transportation markets.

Autoscope video systems are sold to distributors and end users of traffic management products in the United States, Mexico, Canada and the Caribbean by Econolite Control Products, Inc. (“Econolite”), our exclusive licensee in these regions. We sell all of our systems to distributors and end users in Europe and Asia through our subsidiaries. The majority of our sales are to distributors or integrators that supply our product to end users that are funded by government agencies responsible for traffic management.

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

We believe our continued growth primarily depends upon:

•      continued adoption and governmental funding of ITS and other automated applications for traffic control, safety and enforcement in developed countries;

•      a propensity by traffic engineers to implement lower cost technology‑based solutions rather than civil engineering solutions such as widening roadways;

•          countries in the developing world adopting above‑ground detection technology, such as video or radar, instead of in‑pavement loop technology to manage traffic; and

•      our ability to develop new products, that provide increasingly accurate information and enhance the end users’ ability to cost‑effectively manage traffic and environmental issues.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope video systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar systems in the United States, Mexico, Canada and the Caribbean and all of our systems in Europe and Asia.  Autoscope video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite.  This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long‑term agreement.

Cost of Revenue. Software amortization is the sole cost of revenue related to royalties, as virtually all manufacturing, warranty and related costs are incurred by Econolite. Cost of revenue related to product sales consists primarily of the amount charged by our third party contractors to manufacture hardware platforms, which is influenced mainly by the cost of electronic components. The cost of revenue also includes logistics costs, estimated expenses for product warranties, restructuring costs and inventory reserves. The key metric that we follow is achieving certain gross margin percentages on product sales by geographic region and to a lesser extent by product line.

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

Non‑GAAP Operating Measure.  We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of depreciating fixed assets, amortizing intangible assets and may exclude other items.  Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

The table below reconciles non-GAAP income from continuing operations, which is a non-GAAP financial measure, to comparable GAAP financial measures:

	Year Ended December 31,

	2016	2015

Operating income from continuing operations	$687	$380
Adjustments to reconcile to non-GAAP net income
Depreciation	300	298
Amortization of intangible assets	90	455
Restructuring	126	119
Non-GAAP operating income from continuing operations	$1,203	$1,252

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2016
	Intersection	Highway	Total

Revenue	$8,829	$5,313	$14,142
Gross profit	8,099	1,945	10,044
Amortization of intangible assets	90	—	90
Intangible assets	2,795	—	2,795

	For the year ended December 31, 2015
	Intersection	Highway	Total

Revenue	$10,198	$5,017	$15,215
Gross profit	9,128	2,610	11,738
Amortization of intangible assets	—	455	455
Intangible assets	1,210	—	1,210

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Year's Ended December 31,
	2016	2015
Product sales	45.2%	44.2%
Royalties	54.8	55.8
Total revenue	100.0	100.0
Gross profit - product sales	37.4	48.3
Gross profit - royalties	98.8	100.0
Selling, marketing and product support	17.1	21.1
General and administrative	27.4	26.6
Research and development	20.8	23.1
Amortization of intangible assets	—	3.0
Restructuring	0.9	0.8
Operating income from continuing operations	4.9	2.5
Income tax expense (benefit)	(0.2)	0.1
Net income from continuing operations	4.9	2.5

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015. Total revenue decreased to $14.1 million in 2016 from $15.2 million in 2015, a decrease of 7.1%. Royalty income decreased to $7.7 million in 2016 from $8.5 million in 2015, a decrease of 8.7%.  Autoscope video royalties were lower in the fiscal year ended December 31, 2016 compared to the fiscal year ended December 31, 2015 as a result of lower unit volume. Product sales decreased to $6.4 million in 2016 from $6.7 million in 2015, a decrease of 4.9%.  The decrease in product sales was a result of reduced sales into Europe and the Middle East and Africa (EMEA) region compared to the prior year period, because of reduced transportation funding in this region.

Revenue for the Intersection segment decreased to $8.8 million in 2016 from $10.2 million in 2015, a decrease of 13.4%. The decrease of revenue in the Intersection segment was mainly due to a combination of lower sales volume in North America and EMEA.

Revenue for the Highway segment increased to $5.3 million in 2016 from $5.0 million in 2015, an increase of 5.9%. The increase of revenue in the Highway segment is mainly attributable to a higher acceptance of the Sx-300 RTMS product by the market and expanded customer relationships into geographic regions that were previously underserved by the Company, such as the Middle East.

Gross profit for product sales for 2016 was 37.4%, a decrease of 10.9% from the gross margin in 2015.  The decrease in product gross margin is driven by a $473,000 non-cash warranty charge in the fourth quarter of 2016, related to a legacy product that is no longer sold.  Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins. We anticipate that gross profit for our product sales in 2017 should be higher than 2016.

Gross profit for royalty sales for 2016 was 98.8%, a decrease of 1.2% from the gross margin of 100% in 2015, due to the amortization of software capitalization costs related to the Autoscope Vision product released for sale in October 2016. We expect that royalty gross profit percentage will decrease in 2017 compared to 2016 due to this amortization, but that overall royalty gross profit dollar amount should increase in 2017 compared to 2016.

On a non-GAAP basis, excluding the individually significant warranty charge related to the legacy product no longer sold, full year 2016 non-GAAP gross margin and product gross margin percentages would have been 74.4% and 44.8%, respectively.

Selling, marketing and product support expense decreased to $2.4 million or 17.1% of total revenue in 2016 from $3.2 million or 21.1% of total revenue in 2015. Our selling, marketing and product support expense decreased mainly due to certain cost reductions.  We anticipate that annual selling, marketing and product support expense in 2017 should be similar to 2016 in both dollar amount and percentage of revenue.

General and administrative expense decreased to $3.9 million from $4.0 million in 2015, but increased to 27.4% of total revenue in 2016, from 26.6% of total revenue in 2015. General and administrative expenses decreased in 2016 because of cost reductions made during the year, but increased as a percentage of revenue due to lower sales volumes. We anticipate that annual general and administrative expenses in 2017 should be similar to such expenses in 2016 as a dollar amount but should decrease as a percentage of revenue.

Research and development expense decreased to $2.9 million or 20.8% of total revenue in 2016, from $3.5 million or 23.1% of total revenue in 2015. The decrease is primarily due to $1.7 million of software development costs related to the development of our new video detection technologies that were capitalized and certain cost reductions implemented during the year. In comparison, we capitalized $1.2 million of software development costs in 2015. In 2017, we will continue to develop our video and radar detection technology.  We anticipate that research and development expense should increase in dollar amount in 2017 compared to 2016 but decrease as a percentage of revenue.

In the first quarter of 2016, the Company implemented restructuring plans for our office in Canada.  Because of these actions, restructuring charges of approximately $126,000 were recorded in 2016.

Income tax benefit of $25,000 or 4.0% of our pretax income, was recorded for the year ended December 31, 2016, compared to income tax expense of $18,000, or 4.5% of pretax income, for the year ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, we had $1.5 million in cash and cash equivalents, compared to $2.6 million in cash at December 31, 2015.

On July 9, 2015, we closed on the sale of our LPR business unit for the purchase price of $4.2 million in cash, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million was paid to the Company at closing.  The remaining $420,000 was placed in an escrow account and was available until July 9, 2016 to satisfy any indemnification obligations the Company may have had under the share and asset sales purchase agreement (the “SAPA”) governing the transaction.  The $420,000 in escrow was classified as “discontinued operations assets” on the Consolidated Balance Sheet as of December 31, 2015.  The $420,000 in escrow was released to the Company during the third quarter of 2016.  In 2015, we used $1.6 million from the sale to strengthen our balance sheet and to invest in our Autoscope video detection and RTMS radar detection products and solutions. Our investment objectives are to preserve principal, maintain liquidity, and achieve the best available return consistent with our primary objectives of safety and liquidity.

Net cash provided by continuing operating activities was $447,000 in 2016 compared to cash used of $3.3 million in 2015. The primary reason for having net cash provided by continuing operating activities in 2016 was the increase in net income combined with the timing of the payment of outstanding payables and collection of receivables. We anticipate that average receivable collection days in 2017 will be similar to 2016 and that it will not have a material impact on our liquidity.

Net cash used for continuing investing activities was $1.8 million in 2016, compared to cash used by continuing investing activities of $1.4 million in 2015. The increased investing of cash in 2016 compared to the prior period is the result of the capitalized software development costs. We anticipate the investing of cash in capitalized software will decrease in 2017 compared to 2016.  Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2017.

Net cash used for continuing financing activities was $17,000 in 2016 compared to no net cash used for continuing financing activities in 2015.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company.  The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  At December 31, 2016 and 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.  As of December 31, 2016, available borrowings were $1.2 million.

We believe that cash and cash equivalents on hand at December 31, 2016, along with the availability of funds under our revolving line of credit and cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off‑Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off‑balance sheet arrangements.

Critical Accounting Policies

Our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of our results of operations and financial position, may require the application of a higher level of judgment by our management, and as a result, are subject to an inherent degree of uncertainty. For further information, see Note 1 of our Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

Revenue Recognition and Allowance for Doubtful Accounts. We are required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. Royalty income is recognized based on sales shipped or delivered to our customers as reported to us by Econolite. Revenue is recognized when both product ownership and the risk of loss have transferred to the customer and we have no remaining obligations. Allowances for doubtful accounts are estimated by management based on an evaluation of potential losses related to customer receivable balances. We determine the allowance based on historical write‑off experience in the industry, regional economic data, and an evaluation of specific customer accounts for risk of loss. We review our allowance for doubtful accounts monthly. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off‑balance sheet credit exposure related to our customers. The establishment of this allowance requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although management considers these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have an effect on reserve balances required.

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

Software Development Costs.  We incur costs associated with the development of software to be sold, leased, or otherwise marketed.  Software development costs are expensed as incurred until technological feasibility has been established, as which time future costs incurred are capitalized until the product is available for general release to the public.  A certain amount of judgment and estimation is required to assess when technological feasibility is established as well as in the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized software costs, we compare expected product performance, utilizing forecasted revenue amounts, to the total costs incurred to date and estimates of additional costs to be incurred.  If revised forecasted product revenue is less than, and/or revised forecasted costs are greater than, the previously forecasted amounts, the net realizable value may be lower than previously estimated, which could result in recognition of an impairment charge in the period in which such a determination is made.

Impairment of Long‑Lived Assets.  We review the carrying value of long‑lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to identify events or changes in circumstances indicating the carrying value of assets may not be recoverable, estimate future cash flows, estimate asset fair values, and select a discount rate that reflects the risk inherent in future cash flows.  Expected cash flows may not be realized, which could cause long‑lived assets to become impaired in future periods and could have a material adverse effect on future results of operations.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Approximately 20% of our revenue has historically been derived from shipments to customers outside of the United States, and a large portion of this revenue is denominated in currencies other than the U.S. dollar. Our international subsidiaries have functional currencies other than our U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non‑functional currency transactions expose us to market risk on assets, liabilities and cash flows recognized on these transactions.

The strengthening of the U.S. dollar relative to foreign currencies decreases the value of foreign currency‑denominated revenue and earnings when translated into U.S. dollars. Conversely, a weakening of the U.S. dollar increases the value of foreign currency‑denominated revenue and earnings. A 10% adverse change in foreign currency rates, if we have not properly hedged, could have a material effect on our results of operations or financial position.

Item 8.            Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,
2016		2015
ASSETS
Current assets:
Cash and cash equivalents	$1,547	$2,648
Accounts receivable, net of allowance for doubtful accounts of $90 and $138, respectively	3,011	3,063
Inventories	141	648
Prepaid expenses and other current assets	281	445
Total current assets	4,980	6,804

Property and equipment:
Furniture and fixtures	486	491
Leasehold improvements	426	426
Equipment	3,561	3,397
	4,473	4,314
Accumulated depreciation	4,102	3,796
	371	518

Intangible assets, net	2,795	1,210
Deferred income taxes	58	19
Discontinued operations assets	—	420
TOTAL ASSETS	$8,204	$8,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256	$1,519
Warranty	1,223	760
Accrued compensation	193	722
Other current liabilities	323	573
Total current liabilities	1,995	3,574

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,094,473 and 5,028,000 issued and
outstanding, respectively	50	49
Additional paid-in capital	24,055	23,826
Accumulated other comprehensive loss	(363)	(258)
Accumulated deficit	(17,533)	(18,220)
Total shareholders' equity	6,209	5,397
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,204	$8,971

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years ended December 31,
	2016	2015
Revenue:
Product sales	$6,398	$6,729
Royalties	7,744	8,486
	14,142	15,215
Cost of revenue:
Product sales	4,008	3,477
Software amortization	90	—
	4,098	3,477
Gross profit	10,044	11,738

Operating expenses:
Selling, marketing and product support	2,417	3,216
General and administrative	3,868	4,048
Research and development	2,946	3,520
Restructuring	126	119
Amortization of intangible assets	—	455
	9,357	11,358
Operating income from continuing operations	687	380
Other, net	(25)	21
Income from continuing operations before income taxes	662	401
Income tax expense (benefit)	(25)	18
Net income from continuing operations	687	383
Net loss from discontinued operations, net of tax (including 2015 loss on disposal of $1,081)	—	(3,485)
Net income (loss)	$687	$(3,102)
Net income (loss) per share:
Basic
Continuing operations	$0.14	$0.08
Discontinued operations	$—	$(0.70)
Net income (loss) earnings per share	$0.14	$(0.62)

Diluted
Continuing operations	$0.14	$0.08
Discontinued operations	$—	$(0.69)
Net diluted income (loss) per share	$0.14	$(0.61)

Weighted average number of common shares outstanding:
Basic	5,050	5,011
Diluted	5,055	5,019

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2016	2015
Net income (loss)	$687	$(3,102)
Other comprehensive loss:
Foreign currency translation adjustment	(105)	(100)
Comprehensive income (loss)	$582	$(3,202)

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2016	2015
Operating activities:
Net Income from continued operations	$687	$383
Net loss from discontinued operations, net of tax	-	(3,485)
Net income (loss)	687	(3,102)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	300	298
Amortization	90	455
Stock-based compensation	247	279
Deferred income tax expense (benefit)	(39)	4
Loss (gain) on disposal of assets	17	(157)
Changes in operating assets and liabilities:
Accounts receivable, net	52	(529)
Inventories	507	177
Prepaid expenses and other current assets	165	258
Accounts payable	(1,263)	(932)
Accrued expenses and other liabilities	(316)	(92)
Net cash provided by (used for) continuing operating activities	447	(3,341)
Net cash provided by discontinuing operating activities	—	1,557
Net cash provided by (used for) operating activities	447	(1,784)

Investing activities:
Capitalized software development costs	(1,675)	(1,210)
Purchases of property and equipment	(163)	(150)
Net cash used for continuing investing activities	(1,838)	(1,360)
Net cash provided by discontinued investing activities	420	3,253
Net cash provided by (used for) investing activities	(1,418)	1,893

Financing activities:
Stock for tax withholding	(17)	—
Net cash used for continuing financing activities	(17)	—

Effect of exchange rate changes on cash	(113)	(117)
Decrease in cash and cash equivalents	(1,101)	(8)

Cash and cash equivalents at beginning of period	2,648	2,656
Cash and cash equivalents at end of period	$1,547	$2,648

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated
			Additional	Other
	Shares	Common	Paid-In	Comprehensive	Accumulated
	Issued	Stock	Capital	Loss	deficit	Total

Balance, December 31, 2014	4,995,963	$ 49	$ 23,547	$ (158)	$ (15,118)	$ 8,320

Stock-based compensation	32,037	-	279	-	-	279
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	(100)	-	(100)
Net loss	-	-	-	-	(3,102)	(3,102)
Total comprehensive loss	-	-	-	-	-	(3,202)
Balance, December 31, 2015	5,028,000	$ 49	$ 23,826	$ (258)	$ (18,220)	$ 5,397

Stock-based compensation	70,915	1	246	-	-	247
Stock for tax withholding	(4,442)	-	(17)	-	-	(17)
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	(105)	-	(105)
Net income	-	-	-	-	687	687
Total comprehensive income	-	-	-	-	-	582
Balance, December 31, 2016	5,094,473	$ 50	$ 24,055	$ (363)	$ (17,533)	$ 6,209

See accompanying notes to the consolidated financial statements.

Image Sensing Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Image Sensing Systems, Inc. (referred to herein as “we,” the “Company,” “us” and “our”) develops and markets software‑based computer enabled detection products for use in traffic, safety, security, police and parking applications. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for certain of our products. Our products are used primarily by governmental entities.

The Company previously conducted its operations through three businesses consisting of 1) Autoscope video or video products, 2) RTMS radar or radar products, and 3) license plate recognition (“LPR”).  As further described in Note 2 of these Notes to Consolidated Financial Statements, on July 9, 2015, the Company completed the sale of its LPR segment.  As a result, effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s consolidated financial statements.  Accordingly, financial results for the 12 months ended December 31, 2015 have been reported on this basis.  As a result, all amounts presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the financial results and financial position of the Company’s continuing Autoscope and RTMS businesses, other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations.

CONSOLIDATION

The Consolidated Financial Statements include the accounts of Image Sensing Systems, Inc. and its wholly‑owned subsidiaries: Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Holdings Limited (ISS Holdings), Image Sensing Systems Europe Limited (ISS Europe), and Image Sensing Systems EMEA Limited (ISS UK) located in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O. (ISS Poland) located in Poland; Image Sensing Systems Spain SLU (ISS Spain) located in Spain; Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany; and ISS Image Sensing Systems Canada Limited (ISS Canada) located in Canada. All significant inter‑company transactions and balances have been eliminated.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $316,000 and $700,000 at December 31, 2016 and 2015, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of insurance limits.

ACCOUNTS RECEIVABLE

We grant credit to customers in the normal course of business and generally do not require collateral from domestic customers. When deemed appropriate, receivables from customers outside the United States are supported by letters of credit from financial institutions. Management performs on‑going credit evaluations of customers. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. We record an allowance to reduce receivables to the amount that is reasonably believed to be collectible and consider factors such as the financial condition of the customer and the aging of the receivables. If there is a deterioration of a customer’s financial condition, if we become aware of additional information related to the credit worthiness of a customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

INVENTORIES

Inventories are primarily electronic components and finished goods and are valued at the lower of cost or market determined under the first‑in, first‑out accounting method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded using the straight‑line method over the estimated useful lives of the assets and by accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Depreciation is recorded over a three‑ to seven‑year period for financial reporting purposes.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. We reached technological feasibility for certain software products and, as a result, capitalized approximately $1.7 million and $1.2 million of software development costs during the years ended December 31, 2016 and 2015, respectively.

Intangible assets with finite lives are amortized on a straight‑line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2016 and 2015, there were no indefinite‑lived intangible assets.

IMPAIRMENT OF LONG‑LIVED ASSETS

We review the carrying value of long‑lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2016 and 2015.

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

FOREIGN CURRENCY

The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated using fiscal period‑end exchange rates, and statements of operations are translated using average exchange rates applicable to each period, with the resulting translation adjustments recorded as a separate component of shareholders’ equity under “Accumulated other comprehensive loss.” Gains and losses from foreign currency transactions are recognized in the Consolidated Statements of Operations.

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted income (loss) per share includes potentially dilutive common shares consisting of stock options, restricted stock and warrants using the treasury stock method.   Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 212,232 and 282,750 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2016 and 2015, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

LOSS CONTINGENCIES

We establish an accrual for loss contingencies when it is both probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  When loss contingencies are not probable and cannot be reasonably estimated, we do not establish an accrual.  However, when there is at least a reasonable possibility that a loss has been incurred, but it is not probable or reasonably estimated, we disclose the nature of the loss contingency and an estimate of the possible loss or range of loss as applicable.  Any adjustment made to a loss contingency accrual during an accounting period affects the earnings of the period.

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

STOCK‑BASED COMPENSATION

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

For purposes of determining the estimated fair value of stock‑based payment awards, we utilize a Black‑Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because our employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options.  Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock‑based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination of future grants of stock‑based payment awards. If factors change and we employ different assumptions in future periods, the compensation expense recorded may differ significantly from the stock‑based compensation expense recorded in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation (Topic 718).”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including certain income tax consequences, classifications on the statement of cash flows, and accounting for forfeitures.  The guidance was effective for us beginning January 1, 2017, and early application is permitted.  We have reviewed the impact of this guidance and have determined that the adoption beginning January 1, 2017 will not be significant to our consolidated balance sheets, statements of operations or statements of cash flow.

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

The purchase price for the LPR business was $4.2 million, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million was paid to the Company at closing.  The remaining $420,000 was placed in an escrow account and was available until July 9, 2016 to satisfy any indemnification obligations the Company may have had under the SAPA.  The $420,000 in escrow was classified as “discontinued operations assets” on the Company’s Consolidated Balance Sheets as of December 31, 2015.  The $420,000 in escrow was released to the Company during the third quarter of 2016.  In the third quarter of 2015, the Company recorded a loss on sale of the LPR business of $1.1 million, exclusive of the impact of transaction related expenses recorded through December 31, 2015.

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

In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business.  The assets of the discontinued business are presented on the Consolidated Balance Sheets as “discontinued operations assets.”

Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinuing operations, all remaining amounts presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements reflect the financial results and financial position of the Company’s continuing Autoscope Video and RTMS businesses.

There was no impact from discontinued operations in 2016.  Revenue, operating loss, loss on sale of business, and net loss from discontinued operations for 2015 were as follows (in thousands):

Year Ended December 31,
2015
Net revenue	$1,409
Operating loss from discontinued operations	(2,538)
Loss on sale of discontinued operations	(1,081)
Income tax benefit	(134)
Net loss on discontinued operations, net of tax	$(3,485)

The major classes of assets and liabilities from discontinued operations in 2015 were as follows (in thousands):

Year Ended December 31,

2015
Accounts receivable, net	$—
Inventories	—
Other current assets	420
Current assets from discontinued operations	420

Property and equipment, net:	—
Intangible assets, net	—
Non-current assets from discontinued operations	—

Trade accounts payable	—
Other current liabilities	—
Current liabilities from discontinued operations	—

Non-current liabilities from discontinued operations	$—

3.             FAIR VALUE MEASUREMENTS

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

4.             INVENTORIES

Inventories consisted of $141,000 and $648,000 of finished goods as of December 31, 2016 and 2015, respectively.

5.             INTANGIBLE ASSETS

Intangible assets consisted of the following (dollars in thousands):

	December 31, 2016
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Software development	2,885	(90)	2,795	8.0
	$6,785	$(3,990)	$2,795	8.0

	December 31, 2015
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Software development	1,210	—	1,210	8.0
	5,110	$(3,900)	$1,210	8.0

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Amortization
Expense
2017	$361
2018	361
2019	361
2020	361
2021	361

The above amortization expense relates to capitalized costs related to software development of the Autoscope Vision, which was available for sale starting in the fourth quarter of 2016.  This expense is included as a component of royalty cost of revenue. Additionally, future amortization amounts presented above are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with GAAP, we performed an assessment of recoverability on our software development costs, which is impacted by estimates and assumptions of future revenue and expenses for these products, as well as other factors such as changes in product technologies. We determined that the estimated undiscounted cash flows is greater than the asset carrying value and there were no impairment triggers as of December 31, 2016.

6.             CREDIT FACILITIES

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company.  The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  At December 31, 2016 and 2015, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.  As of December 31, 2016, available borrowings were $1.2 million.

7.             WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2016	2015

Beginning balance	$760	$824
Warranty provisions	242	198
Warranty claims	(330)	(293)
Adjustments to preexisting warranties*	551	31
Ending balance	$1,223	$760

*Includes a $473,000 warranty charge in the fourth quarter related to a legacy product that is no longer sold.  We have completed a detailed analysis of the warranty matter and have begun remediation of the issue.

8.         INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years ended December 31,
	2016	2015

Income from continuing operations before income taxes and discontinued operations
Domestic	$801	$1,057
Foreign	(139)	(656)
Total	$662	$401

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2016	2015

Current:
Federal	$—	$—
State	2	7
Foreign	12	9
	$14	$16

Deferred:
Federal	$—	$—
State	—	—
Foreign	(39)	2
	(39)	2
Total income tax expense (benefit)	$(25)	$18

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2016	2015

United States federal tax statutory rate	$225	$137
State taxes, net of federal benefit	(52)	(6)
Valuation allowances against deferred tax assets	(58)	637
Research and development tax credits	(252)	(716)
Foreign provision different than U.S. tax rate	22	104
Stock option expense	14	21
Adjustment of prior year tax credits and refunds	174	(40)
Uncertain tax positions	-	-
Other	(98)	(119)

Total	$(25)	$18

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	Years ended December 31,
	2016	2015

Deferred tax assets:
Accrued compensation and benefits	$28	$186
Inventory reserves	26	27
Allowance for doubtful accounts	5	9
Warranty reserves	367	168
Intangible and other assets	2,512	3,027
Net operating loss carryforwards	6,949	6,898
Non-qualified stock option expense	—	114
Property, equipment and other	156	133
Research and development credit	2,059	1,710
Total deferred tax asset:	12,102	12,272
Less: valuation allowance	(11,994)	(12,205)
Net deferred tax assets:	108	67

Deferred tax liabilities:
Prepaid expenses and other	(50)	(48)
Total deferred tax liability:	(50)	(48)

Total net deferred tax asset	$58	$19

As of December 31, 2016, the Company had sustained a significant accumulated tax loss. The net operation loss (“NOL”) carry forward in the United States, United Kingdom, Hong Kong, Canada and China is $14.8 million, $7.8 million, $1.5 million, $217,000 and $70,000, respectively. The Company’s management believes that it is not more likely than not the net operating losses will be utilized. Accordingly, as of December 31, 2016, a full valuation allowance is provided, except for the Canadian NOL.

In accordance with Accounting Standards Codification (“ASC”) 740‑30, we have not recognized a deferred tax liability for the undistributed earnings of certain of our foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of foreign operations when we determine that such earnings are no longer indefinitely reinvested.

The Company has recognized no material uncertain tax positions as of December 31, 2016.  The Company files income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S federal or state and local income tax examinations by tax authorities for years before 2012.  It is difficult to predict the final timing and resolution of any particular uncertain tax position.  Based on the Company's assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

9.             LICENSING

We have licensed the exclusive right to manufacture and market the Autoscope video technology in the United States, Mexico, Canada and the Caribbean to Econolite, and we receive royalties from Econolite on sales of systems in those territories as well as in non‑exclusive territories as allowed from time to time. We may terminate our agreement with Econolite if a minimum annual sales level is not met or if Econolite fails to make royalty payments as required by the agreement. The agreement’s term runs to 2031, unless terminated by either party upon three years’ notice.

We recognized royalty income from this agreement of $7.7 million and $8.5 million in 2016 and 2015, respectively.

10.          SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty income from Econolite comprised 55% and 56% of revenue in the years ended December 31, 2016 and 2015, respectively. Accounts receivable from Econolite were $1.7 million and $1.4 million at December 31, 2016 and 2015, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations.  At December 31, 2016, two customers, including Econolite, comprised more than 10% of accounts receivable.

11.          RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. ISS HK and ISS UK are obligated to contribute to certain employee pension plans. We made contributions totaling $92,000 and $84,000 to the plans for 2016 and 2015, respectively.

12.          SHAREHOLDERS’ EQUITY

Stock‑Based Compensation

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the years ended December 31, 2016 and 2015 was $247,000 and $279,000, respectively. At December 31, 2016, a total of 306,888 shares were available for grant under these plans.

The following table summarizes stock option activity for 2016 and 2015:

	2016		2015
	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	307,750	$5.96	354,000	$6.30
Granted	—	$—	50,000	$2.73
Exercised	—	$—	—	$—
Expired	(23,000)	$11.65	(3,000)	$9.22
Forfeited	(152,250)	$4.93	(93,250)	$5.43

Options outstanding at end of year	132,500	$6.15	307,750	$5.96
Options eligible for exercise at year-end	112,500	$6.41	165,625	$7.20

     *Weighted Average Exercise Price

Options outstanding at December 31, 2016 had a weighted average remaining contractual term of 4.5 years and had no aggregate intrinsic value. Options eligible for exercise at December 31, 2016 had a weighted average remaining contractual term of 4.0 years and had no aggregate intrinsic value.

There were no stock options exercised during the fiscal years ended December 31, 2016 and 2015.

At December 31, 2016, there was $28,666 of total unrecognized stock option expense related to non-vested awards, which is expected to be recognized over a weighted average period of approximately 1.17 years.

The fair value of stock options granted under stock‑based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black‑Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk‑free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. The weighted average per share grant date fair value of options to purchase 50,000 shares granted for the year ended December 31, 2015 was $1.53.  No options were granted for the year ended December 31, 2016. The weighted average assumptions used to determine the fair value of stock options granted during 2015 is as follows:

2015
Expected life (in years)	5.0
Risk-free interest rate	1.60%
Expected volatility	67%
Dividend yield	0%

The expected life represents the period that the stock option awards are expected to be outstanding and was determined based on historical and anticipated future exercise and expiration patterns. The risk‑free interest rate used is based on the yield of constant maturity U.S. Treasury bonds on the grant date with a remaining term equal to the expected life of the grant. We estimate stock price volatility based on a historical weekly price observation. The dividend yield assumption is based on the annualized current dividend divided by the share price on the grant date.  We have not historically paid any cash dividends and do not expect to do so in the foreseeable future.

Restricted Stock and Stock Awards

We issue restricted stock awards to executive officers and key consultants.  These awards may contain certain performance conditions or time based vesting criteria.  Executive officers vest in the restricted stock awards if the various performance or time-based metrics are met.  Performance restricted stock awards are value based on the market value of the shares at the date of grant, with the compensation expense recognized over the vesting periods.

We issue stock awards as a portion of the annual retainer for each director on a quarterly basis.  The stock awards are fully vested at the time of issuance. Compensation expense related to employee stock awards is determined on the grant date based on the publicly-

quoted fair market value of our common stock and is charged to earnings on the grant date.  Stock awards to consultants are recognized over the performance period based on the stock price on the date when the consultant’s performance is complete.

The following table summarizes restricted stock award activity for 2016 and 2015:

	2016			2015
	Number of Shares	Weighted Average grant date fair value	Aggregate Intrinsic Value (in 000's)	Number of Shares	Weighted Average grant date fair value	Aggregate Intrinsic Value (in 000's)
Awards outstanding at beginning of year	-	$ -	$ -	-	$ -	$ -
Granted	170,553	$ 2.93	$ 500	32,037	$ 3.32	$ 107
Exercised	(70,915)	$ 3.17	$ 239	(32,037)	$ 3.32	$ 106
Forfeited	(99,638)	$ 2.76	$ 235	-	$ -	$ -

Awards outstanding at end of year	-	$ -	$ -	-	$ -	$ -
Awards exercisable at end of year	-	$ -	$ -	-	$ -	$ -

Other information pertaining to options and awards for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

Stock-based compensation expense recognized
within general and administrative expense on
the consolidated statements of operations	$247,000	$279,000
Cash received from the exercise of options	-	-
Excess income tax benefits from exercise of stock options	-	-

13.          RESTRUCTURING AND EXIT ACTIVITIES

In the fourth quarter of 2014, the Company developed restructuring plans to close our offices in Asia, which we completed in the first quarter of 2015.  Because of these actions, restructuring charges of approximately $119,000 were recorded in 2015 related to employee terminations.  In the first quarter of 2016, the Company implemented restructuring plans in Canada.  Because of these actions, restructuring charges of approximately $126,000 were recorded in 2016 related to employee terminations.

The following table shows the restructuring activity for 2015 and 2016 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total
Balance at January 1, 2015	$ 190	$ 26	$ 216
Charges	119	-	119
Payments/settlements	(309)	(26)	(335)
Balance at December 31, 2015	$ -	$ -	$ -
Charges	126	-	126
Settlements	(126)	-	(126)
Balance at December 31, 2016	$ -	$ -	$ -

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Europe Limited (ISS Europe) located in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) located in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany.  We incurred $35,000 of legal entity closure costs during 2016 and expect to incur an additional $169,000 in future periods.

14.          SEGMENT INFORMATION

The Company’s Chief Executive Officer, Chief Financial Officer and management regularly review financial information for the Company’s operating segments. The Company previously conducted its operations through three businesses consisting of 1) Intersection, 2) Highway, and 3) LPR.  As further described in Note 2 of these Notes to Consolidated Financial Statements, on July 9, 2015, the Company completed the sale of its LPR business segment.  As a result, effective July 9, 2015, the LPR business qualified for discontinued operations presentation in the Company’s consolidated financial statements.  Accordingly, financial results for the 12 months ended December 31, 2015 have been reported on this basis.

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2016
	Intersection	Highway	Total

Revenue	$8,829	$5,313	$14,142
Gross profit	8,099	1,945	10,044
Amortization of intangible assets	90	—	90
Intangible assets	2,795	—	2,795

	For the year ended December 31, 2015
	Intersection	Highway	Total

Revenue	$10,198	$5,017	$15,215
Gross profit	9,128	2,610	11,738
Amortization of intangible assets	—	455	455
Intangible assets	1,210	—	1,210

We derived the following percentages of our net revenues from the following geographic regions:

	For the year ended December 31,
	2016	2015
Asia Pacific	1%	0%
Europe	17%	17%
North America	82%	83%

No countries other than the United States had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long‑lived assets held outside of the United States, not including intangible assets, was $82,000 and $101,000 at December 31, 2016 and 2015, respectively.

15.          COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent office space and equipment under operating lease agreements expiring at various dates through January 2017.  Rent expense for office facilities was $489,000 in 2016 and $480,000 in 2015.  Minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

Future Lease
Payments
2017	$263
2018	218
2019	218
2020	127
2021	-

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

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserted claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the “Econolite Agreement”) for breach of contract and breach of implied covenant of good faith and fair dealing and sought specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requested damages from us in an amount to be proven at trial and sought certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California.  On November 15, 2016, Econolite and the Company entered into an Arbitration Agreement.  On November 16, 2016, Econolite voluntarily dismissed all of its claims against the Company in the U.S. District Court but filed a demand for arbitration with JAMS (which is an alternative dispute resolution provider), asserting the same claims against the Company that it had asserted in the lawsuit.  Arbitration commenced on November 16, 2016, and it remains ongoing.  We believe that Econolite’s claims are without merit, and we plan to vigorously defend against them.  However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheet of Image Sensing Systems, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Minneapolis, Minnesota

March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Image Sensing Systems, Inc.

We have audited the accompanying consolidated balance sheet of Image Sensing Systems, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Image Sensing Systems, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 10, 2016

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in our Current Report on Form 8-K filed on July 12, 2016, the Company dismissed Grant Thornton LLP as the Company’s independent registered public accounting firm on July 10, 2016.  Also on July 10, 2016, the Audit Committee engaged Boulay PLLP as the Company’s independent registered public accounting firm for the year ending December 31, 2016.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework 2013”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in internal control over financial reporting

During the most recent fiscal quarter covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The sections entitled “Proposal I ‑ Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation” and “Compensation of Directors” in our definitive proxy statement for the 2017 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities reflected in
Plan Category	warrants and rights	rights	the first column)(1)

Equity compensation plans approved by shareholders	132,500	$ 6.15	306,888

 (1)  The 306,888 shares available for grant under the 2014 Stock Option and Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock‑based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2017 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2017 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 14.    Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit‑Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2016 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)                 Documents filed as part of this report:

1.                   Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flow for the years ended December 31, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

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

3(i).1

Restated Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.1 to ISS’ Registration Statement on Form SB‑2 (Registration No. 33‑90298C) filed on March 15, 1995, as amended (Registration Statement).

3(i).2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.2 to ISS’ Quarterly Report on Form 10‑QSB for the quarter ended June 30, 2001 (File No. 0-26056).
3(i).3

Certificate of Designation amending the Articles of Incorporation of Image Sensing Systems, Inc. as filed with the Minnesota Secretary of State on June 6, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 6, 2013 (File No. 0-26056).

3(ii)	Bylaws of ISS, incorporated by reference to Exhibit 3(ii) to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 0-26056).
4.1	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.
4.2

Rights Agreement dated as of June 6, 2013, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 6, 2013 (File No. 0-26056).

4.3

First Amendment to Rights Agreement dated as of August 23, 2016, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 23, 2016 (File No. 0-26056).

10.1	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.
10.2*

Benefit Agreement dated as of July 28, 2014 between ISSand Richard A. Ehrich incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

10.3

Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10‑K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10‑K).

10.4

Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10‑K.

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

10.7

Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10‑KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.8

Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10‑KSB for the year ended December 31, 1998 (File No. 0-26056).

10.9	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10‑KSB.
10.10

Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8‑K dated July 3, 2008 (File No. 0-26056).

10.11

Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.12

Lease dated February 1, 2010 between Image Sensing Systems UK Limited and Nortrust Nominees Limited, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010 (File No. 0-26056).

10.13**

Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014, incorporated by reference to Exhibit 10.26 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-26056).

10.14*

Amended and Restated Employment Agreement dated as of April 22, 2014 by and between ISS and Dale E. Parker, incorporated by reference to Exhibit 10.2 to ISS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 0-26956) (March 31, 2014 Form 10-Q).

10.15	Commitment Letter effective as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.3 to ISS’ March 31, 2014 Form 10-Q.
10.16	Security Agreement dated as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.4 to ISS’ March 31, 2014 Form 10-Q.
10.17	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.5 to ISS’ March 31, 2014 Form 10-Q.
10.18

Amendment to Commitment Letter dated as of March 16, 2015 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.31 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2014.

10.19

Amendment to Promissory Note effective as of March 16, 2015 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.32 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2014.

10.20*	Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan, incorporated by references to Exhibit A to ISS’ Proxy Statement dated April 17, 2014.
10.21*	Employment Agreement dated as of June 27, 2016 between ISS and Chad A. Stelzig, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).
10.22*

Employment Agreement dated as of September 2, 2016 by and between ISS and Richard Ehrich, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 2, 2016 (File No. 000-26056).

16.1

Letter from Grant Thornton LLP dated July 12, 2016 to the Securities and Exchange Commission, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 10, 2016 (File No. 0-26056).

21	List of Subsidiaries of ISS (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
99.1

Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10‑K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10‑K.
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

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

/s/ Chad A. Stelzig                                                                                                                               Date: March 24, 2017

Chad A. Stelzig

President and Chief Executive Officer

(Principal Executive Officer)

Each person whose signature to this Annual Report on Form 10‑K appears below hereby constitutes and appoints Chad A. Stelzig and Richard A. Ehrich, and each of them, as his true and lawful attorney‑in‑fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report on Form 10‑K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10‑K or any amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney‑in‑fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Chad A. Stelzig	Date: March 24, 2017
Chad A. Stelzig President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard A. Ehrich	Date: March 24, 2017
Richard A. Ehrich Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew T. Berger	Date: March 24, 2017
Andrew T. Berger Chairman of the Board of Directors

/s/ Paul F. Lidsky	Date: March 24, 2017
Paul F. Lidsky Director

/s/ James W. Bracke	Date: March 24, 2017
James W. Bracke Director

/s/ Geoffrey C. Davis	Date: March 24, 2017
Geoffrey C. Davis Director

Exhibit Index

Exhibit No.	Description
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

3(i).1

Restated Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.1 to ISS’ Registration Statement on Form SB‑2 (Registration No. 33‑90298C) filed on March 15, 1995, as amended (Registration Statement).

3(i).2	Articles of Amendment to Articles of Incorporation of ISS, incorporated by reference to Exhibit 3.2 to ISS’ Quarterly Report on Form 10‑QSB for the quarter ended June 30, 2001 (File No. 0-26056).
3(i).3

Certificate of Designation amending the Articles of Incorporation of Image Sensing Systems, Inc. as filed with the Minnesota Secretary of State on June 6, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 6, 2013 (File No. 0-26056).

3(ii)	Bylaws of ISS, incorporated by reference to Exhibit 3(ii) to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 0-26056).
4.1	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.
4.2

Rights Agreement dated as of June 6, 2013, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 6, 2013 (File No. 0-26056).

4.3

First Amendment to Rights Agreement dated as of August 23, 2016, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 23, 2016 (File No. 0-26056).

10.1	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.
10.2*

BenefitAgreement dated as of July 28, 2014 between ISS and Richard A. Ehrich incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

10.3

Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10‑K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10‑K).

10.4

Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10‑K.

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

10.7

Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10‑KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.8

Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10‑KSB for the year ended December 31, 1998 (File No. 0-26056).

10.9	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10‑KSB.
10.10

Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8‑K dated July 3, 2008 (File No. 0-26056).

10.11

Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.12

Lease dated February 1, 2010 between Image Sensing Systems UK Limited and Nortrust Nominees Limited, incorporated by reference to Exhibit 10.1 to ISS’ Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010 (File No. 0-26056).

10.13**

Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014, incorporated by reference to Exhibit 10.26 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-26056).

10.14*

Amended and Restated Employment Agreement dated as of April 22, 2014 by and between ISS and Dale E. Parker, incorporated by reference to Exhibit 10.2 to ISS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 0-26956) (March 31, 2014 Form 10-Q).

10.15	Commitment Letter effective as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.3 to ISS’ March 31, 2014 Form 10-Q.
10.16	Security Agreement dated as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.4 to ISS’ March 31, 2014 Form 10-Q.
10.17	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.5 to ISS’ March 31, 2014 Form 10-Q.
10.18

Amendment to Commitment Letter dated as of March 16, 2015 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.31 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2014.

10.19

Amendment to Promissory Note effective as of March 16, 2015 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.32 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2014.

10.20*	Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan, incorporated by references to Exhibit A to ISS’ Proxy Statement dated April 17, 2014.
10.21*	Employment Agreement dated as of June 27, 2016 between ISS and Chad A. Stelzig, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).
10.22*

Employment Agreement dated as of September 2, 2016 by and between ISS and Richard Ehrich, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 2, 2016 (File No. 000-26056).

16.1

Letter from Grant Thornton LLP dated July 12, 2016 to the Securities and Exchange Commission, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 10, 2016 (File No. 0-26056).

21	List of Subsidiaries of ISS (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
99.1

Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between ISS and Econolite, incorporated by reference to Exhibit 99.2 to ISS’ 2007 Form 10‑K.

99.2	Letter agreement dated June 19, 1997 by and between ISS and Econolite, incorporated by reference to Exhibit 99.3 to ISS’ 2007 Form 10‑K.
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