Form 10-Q
period 2017-03-31
IMAGE SENSING SYSTEMS INC
filed 2017-05-10
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 0-26056

Image Sensing Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1519168
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

500 Spruce Tree Centre
1600 University Avenue West
St. Paul, MN	55104
Address of Principal Executive Offices	Zip Code

(651) 603-7700

Registrant’s Telephone Number, Including Area Code

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $0.01 par value per share	5,147,916 shares

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,120	$1,547
Accounts receivable, net of allowance for doubtful accounts of $72 and $90 respectively	2,812	3,011
Inventories	224	141
Prepaid expenses and other current assets	290	281
Total current assets	5,446	4,980

Property and equipment:
Furniture and fixtures	487	486
Leasehold improvements	426	426
Equipment	3,612	3,561
	4,525	4,473
Accumulated depreciation	4,173	4,102
	352	371

Intangible assets, net	2,879	2,795
Deferred income taxes	58	58
TOTAL ASSETS	$8,735	$8,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$641	$256
Warranty	1,124	1,223
Accrued compensation	239	193
Other current liabilities	250	323
Total current liabilities	2,254	1,995

Deferred tax liabilities	1	-
TOTAL LIABILITIES	2,255	1,995

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value; 20,000,000 shares authorized, 5,147,916 and 5,094,473 issued and
outstanding at March 31, 2017 and December 31, 2016, respectively.	51	50
Additional paid-in capital	24,120	24,055
Accumulated other comprehensive loss	(356)	(363)
Accumulated deficit	(17,335)	(17,533)
Total shareholders' equity	6,480	6,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,735	$8,204

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2017	2016
Revenue:
Product sales	$1,440	$1,614
Royalties	1,644	1,624
	3,084	3,238
Cost of revenue:
Product sales	544	918
Software amortization	90	-
	634	918
Gross profit	2,450	2,320

Operating expenses:
Selling, general and administrative	1,436	1,689
Research and development	816	794
Restructuring	-	126
	2,252	2,609
Operating income (loss) from operations	198	(289)
Other, net	3	(1)
Income (loss) from operations before income taxes	201	(290)
Income tax expense	4	2
Net income (loss)	$197	$(292)
Net income (loss) per share:
Basic	$0.04	$(0.06)
Diluted	$0.04	$(0.06)

Weighted average number of common shares outstanding:
Basic	5,096	5,030
Diluted	5,096	5,030

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2017	2016
Net income (loss)	$197	$(292)
Other comprehensive income:
Foreign currency translation adjustment	7	1
Comprehensive income (loss)	$204	$(291)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$197	$(292)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	65	75
Software amortization	90	-
Stock-based compensation	65	59
Changes in operating assets and liabilities:
Accounts receivable, net	199	544
Inventories	(83)	272
Prepaid expenses and other current assets	(10)	(36)
Accounts payable	297	(705)
Accrued expenses and other current liabilities	(126)	(534)
Net cash provided by (used for) operating activities	694	(617)

Investing activities:
Capitalized software development costs	(95)	(601)
Purchases of property and equipment	(33)	(24)
Net cash used for investing activities	(128)	(625)

Effect of exchange rate changes on cash	7	(3)
Increase (decrease) in cash and cash equivalents	573	(1,245)

Cash and cash equivalents at beginning of period	1,547	2,648
Cash and cash equivalents at end of period	$2,120	$1,403

Non-Cash investing and financing activities:
Purchase of Property and Equipment in accounts payable	$11	$-
Capitalization of software development costs in accounts payable	79	-

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Note A: Basis of Presentation

Image Sensing Systems, Inc. (referred to in this Quarterly Report on Form 10-Q as "we," "us," "our" and the "Company") develops and markets video and radar processing products for use in applications such as intersection control, highway, bridge and tunnel traffic management and traffic data collection. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for certain of our products. Our products are used primarily by governmental entities.

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

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC.

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

Intangible Assets

We capitalize certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials, services, internal labor and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and we have established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product's estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. We reached technological feasibility for certain software products and, as a result, capitalized approximately $174,000 and $601,000 of software development costs during the quarters ended March 31, 2017 and 2016, respectively.

Intangible assets with finite lives are amortized on a straight‑line basis over the expected period to be benefited by future cash flows and reviewed for impairment.  At both March 31, 2017 and December 31, 2016, we determined there was no impairment of intangible assets. At both March 31, 2017 and 2016, there were no indefinite‑lived intangible assets.

Note B: Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation-Stock Compensation (Topic 718)."  ASU 2016-09 provides new guidance on how an entity should account for stock compensation.  It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted.  The Company adopted ASU 2016-09 effective January 1, 2017 and the adoption did not have a material impact to the consolidated financial statements and related disclosures.

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

      Level 1 - observable inputs such as quoted prices in active markets;

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

Financial Instruments not Measured at Fair Value

Certain of our financial instruments are not measured at fair value and are recorded at carrying amounts approximating fair value, based on their short-term nature or variable interest rate. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current financial assets and liabilities.

Note D: Inventories

Inventories consisted of approximately $224,000 and $141,000 of finished goods as of March 31, 2017 and December 31, 2016, respectively.

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2017
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	(3,900)	$-	-
Vision development costs	2,885	(180)	2,705	8.0
Software development costs	174	-	174	-
Total	$6,959	$(4,080)	$2,879	8.0

	December 31, 2016
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$-	-
Vision development costs	2,885	(90)	2,795	8.0
	$6,785	$(3,990)	$2,795	8.0

Note F:  Credit Facilities

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the "Alliance Credit Agreement") provides up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company's inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  At March 31, 2017, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.  As of March 31, 2017, available borrowings were $1.7 million, and we do not anticipate renewing the line of credit

Note G: Warranties

We generally provide a two to five year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2017	2016

Beginning balance	$1,223	$760
Warranty provisions	10	71
Warranty claims	(60)	(95)
Adjustments to preexisting warranties	(51)	24
Currency	2	-
Ending balance	$1,124	$760

Note H: Stock-Based Compensation

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2017 and 2016 was $65,000 and $59,000, respectively.  At March 31, 2017, 253,445 shares were available for grant under the Company's stock option and incentive plan.

Stock Options

A summary of the option activity for the first three months of 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	132,500	$ 6.15	4.50	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(22,000)	5.72	-	-

Options outstanding at March 31, 2017	110,500	$ 6.24	4.00	$ -
Options exercisable at March 31, 2017	92,000	$ 6.56	3.38	$ -

There were no options exercised during the three month periods ended March 31, 2017 and March 31, 2016. As of March 31, 2017, there was $23,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is one year.

Restricted Stock Awards and Stock Awards

Restricted stock awards are granted under the Plan at the discretion of the Compensation Committee of our Board of Directors. We issue restricted stock awards to executive officers and key consultants.  These awards may contain certain performance conditions or time-based vesting criteria.  Executive officers vest in the restricted stock awards if the various performance or time-based metrics are met.  Stock-based compensation is recognized for the number of awards expected to vest at the end of the period and is expensed beginning on the grant date through the end of the vesting period. At time of vesting, the recipients of common stock may request to receive a net of the number of shares required for employee withholding taxes, which can be withheld up to the relevant jurisdiction's maximum statutory rate. Stock awards to consultants are recognized over the performance period based on the stock price on the date when the consultant's performance is complete.

We also issue stock awards as a portion of the annual retainer for each director on a quarterly basis.  The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly quoted fair market value of our common stock and is charged to earnings on the grant date.

A summary of the restricted stock awards and stock award activity for the first three months of 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2016	-	$-
Granted	53,443	2.93
Exercised	(21,443)	2.90
Expired	-	-
Forfeited	-	-
Awards outstanding at March 31, 2017	32,000	$2.95

As of March 31, 2017, the total stock-based compensation expense related to non-vested awards not yet recognized was $74,000, which is expected to be recognized over a weighted average period of 2.95 years. The weighted average grant date fair value of restricted stock units granted during the three-month period ended March 31, 2017 was $2.95. We granted restricted stock awards of 53,443 shares during the three-month period ended March 31, 2016. During the three-month periods ended March 31, 2017 and March 31, 2016, we recognized $63,000 and $29,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 125,222 and 278,500 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2017 and 2016, respectively.

A reconciliation of net income (loss) per share is as follows (dollar amounts in thousands except per share data):

	Three-Month Periods Ended March 31,
	2017	2016
Numerator:
Net income (loss)	$197	$(292)
Denominator:
Weighted average common shares outstanding	5,096	5,030
Dilutive potential common shares	-	-
Shares used in diluted net loss per common share calculations	5,096	5,030
Basic net income (loss) per common share	$0.04	$(0.06)
Diluted net income (loss) per common share	$0.04	$(0.06)

Note J: Segment Information

The Company's Chief Executive Officer and management regularly review financial information for the Company's discrete operating segments. Based on similarities in the economic characteristics, nature of products and services, production processes, type or class of customer served, method of distribution and regulatory environments, the operating segments have been aggregated for financial statement purposes and categorized into two reportable segments:  Intersection and Highway.

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$1,904	$1,904	$1,180	$1,334	$3,084	$3,238
Gross profit	1,735	1,718	715	602	2,450	2,320
Amortization of intangible assets	90	-	-	-	90	-
Intangible assets	2,772	1,811	107	-	2,879	1,811

Note K: Restructuring and Exit Activities

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

No restructuring charges were recorded in the three months ended March 31, 2017.

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

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserted claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the "Econolite Agreement") for breach of contract and breach of implied covenant of good faith and fair dealing and sought specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requested damages from us in an amount to be proven at trial and sought certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California.  On November 15, 2016, Econolite and the Company entered into an Arbitration Agreement.  On November 16, 2016, Econolite voluntarily dismissed all of its claims against the Company in the U.S. District Court but filed a demand for arbitration with JAMS (which is an alternative dispute resolution provider), asserting the same claims against the Company that it had asserted in the lawsuit.  Arbitration commenced on November 16, 2016, and it remains ongoing.  We believe that Econolite's claims are without merit, and we plan to vigorously defend against them.  However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. We are a leading provider of above-ground detection products and solutions for the intelligent transportation systems ("ITS") industry. Our family of products, which we market as Autoscope® video or video products (“Autoscope”), and RTMS® radar or radar products ("RTMS"), provides end users with the tools needed to optimize traffic flow and enhance driver safety. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. Our products provide end users with complete solutions for the intersection and transportation markets.

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

We believe the strength of our distribution channels positions us to increase the penetration of our technology‑driven solutions in the marketplace. We market our Autoscope video products in the United States, Mexico, Canada and the Caribbean through exclusive agreements with Econolite Control Products, Inc. ("Econolite"), which we believe is the leading distributor of ITS intersection control products in these markets.

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

The following discussion of period-to-period changes and trends in financial statement results under "Management's Discussion and Analysis of Financial Condition and Results of Operations" aligns with the financial statement presentation discussed above.

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

          countries in the developing world adopting above-ground detection technology, such as video or radar, instead of in-pavement loop technology to manage traffic; and

      our ability to develop new products that provide increasingly accurate information and enhance the end users' ability to cost-effectively manage traffic and environmental issues.

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

Reconciliations of GAAP income (loss) from operations to non-GAAP income (loss) from operations are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2017	2016

Income (loss) from operations	$198	$(289)
Adjustments to reconcile to non-GAAP income (loss)
Depreciation	65	75
Amortization of intangible assets	90	-
Restructuring charges	-	126
Non-GAAP income (loss) from operations	$353	$(88)

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

Segments.  We operate in two reportable segments: Intersection and Highway. Autoscope video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. The RTMS is our radar product line, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment.  As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$1,904	$1,904	$1,180	$1,334	$3,084	$3,238
Gross profit	1,735	1,718	715	602	2,450	2,320
Amortization of intangible assets	90	-	-	-	90	-
Intangible assets	2,772	1,811	107	-	2,879	1,811

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,
	2017	2016
Product sales	46.7%	49.8%
Royalties	53.3	50.2
Total revenue	100.0	100.0
Gross profit - product sales	62.2	43.1
Gross profit - royalties	94.5	100.0
Selling, general and administrative	46.6	52.2
Research and development	26.5	24.5
Restructuring	-	3.9
Income from operations	6.4	(9.0)
Income tax expense	0.1	0.1
Net income (loss) from operations	6.5	(9.0)
Net income (loss)	6.4	(9.0)

Total revenue decreased to $3.1 million in the three-month period ended March 31, 2017 from $3.2 million in the same period in 2016, a decrease of 4.8%. Royalty income remained constant at $1.6 million in the first quarter of 2017 compared to the first quarter of 2016.

Product sales decreased to $1.4 million in the first quarter of 2017 from $1.6 million in the first quarter of 2016, a decrease of 10.8%. The decrease in product sales was primarily driven by a soft demand in the Middle East and Europe due to the suppressed oil prices and reduced European Union funding, respectively.

Revenue for the Intersection segment remained constant at $1.9 million in the three-month period ended March 31, 2017 compared to the prior year period.

Revenue for the Highway segment decreased to $1.2 million in the three-month period ended March 31, 2017 from $1.3 million in the three-month period ended March 31, 2016, a decrease of 11.5%. The decrease in revenue in the highway segment compared to prior year period is due to an individually significant radar project into the Middle East that was recognized in the prior year period.

Gross profit for product sales increased to 62.2% in the three months ended March 31, 2017 from 43.1% in the three months ended March 31, 2016, an increase of 28.7%. The increase in gross margin in the three months ended March 31, 2017 is primarily due to a reduction in warranty reserve related to expired warranty coverage for legacy product and improved RTMS margins in the United States.  Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have higher margins.  We anticipate that gross profit for our product sales will be similar in 2017 as compared to 2016.

Gross profit for royalty sales for the first three months ended March 31, 2017 was 94.5%, a decrease of 4.3% from the gross margin of 100% in prior year period, due to the amortization of software capitalization costs related to the Autoscope Vision product released for sale in October 2016. We expect that royalty gross profit percentage will decrease in 2017 compared to 2016 due to this amortization, but that overall royalty gross profit dollar amount should increase in 2017 compared to 2016.

Selling, general and administrative expense was $1.4 million or 46.6% of total revenue in the first quarter of 2017 compared to $1.7 million or 52.2% of total revenue in the first quarter of 2016. The reduction in expense is the result of cost saving measures enacted in 2016.  Overall, we anticipate that in 2017 as compared to 2016, selling, general and administrative expense will decrease in both dollar amount and as a percentage of revenue.

Research and development expense increased to $816,000 or 26.5% of total revenue in the three-month period ended March 31, 2017 from $794,000 or 24.5% of total revenue in the three-month period ended March 31, 2016. The increase is primarily due to lower software capitalization compared to the prior year period.  In the three months ended March 31, 2017, we capitalized $174,000 of costs associated with software development projects compared to $601,000 in the prior year period.  We anticipate that research and development costs will increase in dollar amount in 2017 compared to 2016.

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded related to employee terminations.  There were no restructuring charges recorded in the three months ended March 31, 2017.

Consolidated net income from operations was $197,000 in the three month period ended March 31, 2017 compared to a net loss of $292,000 in the comparable prior year period.  Consolidated net income per basic and diluted share was $0.04 for the three months ended March 31, 2017 compared to a net loss of $0.06 per basic and diluted share for the prior year period.

Liquidity and Capital Resources

At March 31, 2017, we had $2.1 million in cash and cash equivalents compared to $1.5 million in cash and cash equivalents at December 31, 2016.

Net cash provided by operating activities was $694,000 in the first three months of 2017 compared to net cash used for operating activities of $617,000 in the same period in 2016.  The primary reason for net cash provided by operating activities in the first three months of 2017 compared to the same period in 2016 was the increase in net income combined with the timing of the payment of outstanding payables and collection of receivables. We anticipate that average receivable collection days in 2017 will be similar to 2016 and that they will not have a material impact on our liquidity.

Net cash used by investing activities was $128,000 for the first three months of 2017 compared to net cash used by investing activities of $625,000 in the same period in 2016.  The decrease of the amount of net cash used by investing activities in the first three months of 2017 compared to the prior year period is the result of capitalized internal software development costs decreasing compared to the prior year period.  At March 31, 2017, approximately $79,000 of capitalized software costs were in accounts payable.  Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2016.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank providing for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the "Alliance Credit Agreement") provide up to a $5.0 million revolving line of credit. Amounts due under the Alliance Credit Agreement bear interest at a fixed annual rate of 3.95%. Any advances are secured by the Company's inventories, accounts receivable, cash, marketable securities, and equipment. We are subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  At March 31, 2017, we had no borrowings under the Alliance Credit Agreement, and we were in compliance with all financial covenants.  As of March 31, 2017, available borrowings were $1.7 million, and we do not anticipate renewing this line of credit.

We believe that cash and cash equivalents on hand at March 31, 2017 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2017 are set forth elsewhere in this Quarterly Report on Form 10-Q and are the same as those described in our Annual Report on Form 10-K.

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

       our historical dependence on a single product for most of our revenue;

       budget constraints by governmental entities that purchase our products, including constraints caused by declining tax revenue;

       the continuing ability of Econolite to pay royalties owed;

       the mix of and margin on the products we sell;

       our dependence on third parties for manufacturing and marketing our products;

       our dependence on single-source suppliers to meet manufacturing needs;

       our failure to secure adequate protection for our intellectual property rights;

       our inability to develop new applications and product enhancements;

       the potential disruptive effect on the markets we serve of new and emerging technologies and applications, including vehicle to vehicle communications;

       unanticipated delays, costs and expenses inherent in the development and marketing of new products;

       our inability to respond to low-cost local competitors;

       our inability to properly manage any growth in revenue and/or production requirements;

       the influence over our voting stock by affiliates;

       our inability to hire and retain key scientific and technical personnel;

       the effects of legal matters in which we may become involved;

       our inability to achieve and maintain effective internal controls;

       our inability to successfully integrate acquisitions;

              political and economic instability, including continuing volatility in the economic environment of the European Union;

       our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and

       conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserted claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the "Econolite Agreement") for breach of contract and breach of implied covenant of good faith and fair dealing and sought specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requested damages from us in an amount to be proven at trial and sought certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California.  On November 15, 2016, Econolite and the Company entered into an Arbitration Agreement.  On November 16, 2016, Econolite voluntarily dismissed all of its claims against the Company in the U.S. District Court but filed a demand for arbitration with JAMS (which is an alternative dispute resolution provider), asserting the same claims against the Company that it had asserted in the lawsuit.  Arbitration commenced on November 16, 2016, and it remains ongoing.  We believe that Econolite's claims are without merit, and we plan to vigorously defend against them.  However, we cannot predict the outcome of this matter at this time or whether it will have a material adverse impact on our business prospects, financial condition, operating results or cash flow.

Item 1A.      Risk Factors

Some of the risk factors to which we and our business are subject are described in the section entitled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 10, 2017	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2017	By:	/s/ Richard A. Ehrich
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).