Form 10-Q
period 2017-06-30
IMAGE SENSING SYSTEMS INC
filed 2017-08-10
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $0.01 par value per share	5,168,381 shares
1

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,656	$1,547
Accounts receivable, net of allowance for doubtful accounts of $139 and $90, respectively	2,302	3,011
Inventories	273	141
Prepaid expenses and other current assets	347	281
Total current assets	5,578	4,980

Property and equipment:
Furniture and fixtures	491	486
Leasehold improvements	426	426
Equipment	3,702	3,561
	4,619	4,473
Accumulated depreciation	4,253	4,102
	366	371

Intangible assets, net	3,181	2,795
Deferred income taxes	60	58
TOTAL ASSETS	$9,185	$8,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$634	$256
Warranty	1,072	1,223
Accrued compensation	183	193
Other current liabilities	382	323
Total current liabilities	2,271	1,995
TOTAL LIABILITIES	2,271	1,995

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,168,381 and 5,094,473
issued and outstanding at June 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	24,207	24,055
Accumulated other comprehensive loss	(332)	(363)
Accumulated deficit	(17,012)	(17,533)
Total shareholders' equity	6,914	6,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,185	$8,204

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Revenue:
Product sales	$1,629	$2,321	$3,069	$3,935
Royalties	1,846	2,356	3,490	3,980
	3,475	4,677	6,559	7,915
Cost of revenue:
Product sales	708	964	1,252	1,882
Software amortization	90	—	180	—
	798	964	1,432	1,882
Gross profit	2,677	3,713	5,127	6,033

Operating expenses:
Selling, general and administrative	1,656	1,916	3,092	3,605
Research and development	728	603	1,544	1,397
Restructuring	—	—	—	126
	2,384	2,519	4,636	5,128
Operating income from operations	293	1,194	491	905
Other, net	30	1	33	—
Income from operations before income taxes	323	1,195	524	905
Income tax expense	—	2	4	4
Net income	$323	$1,193	$520	$901
Net income per share:
Basic	$0.06	$0.24	$0.10	$0.18
Diluted	$0.06	$0.24	$0.10	$0.18

Weighted average number of common shares outstanding:
Basic	5,117	5,041	5,107	5,035
Diluted	5,128	5,041	5,107	5,035

See accompanying notes to the condensed consolidated financial statements.

4

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Net income	$323	$1,193	$520	$901
Other comprehensive income:
Foreign currency translation adjustment	24	(48)	31	(47)
Comprehensive income	$347	$1,145	$551	$854

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six-Month Periods Ended June 30,
	2017	2016
Operating activities:
Net income	$520	$901

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	127	149
Software amortization	180	—
Stock-based compensation	153	60
Loss on disposal of assets	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	709	(1,176)
Inventories	(132)	419
Prepaid expenses and other current assets	(69)	8
Accounts payable	237	(129)
Accrued expenses and other current liabilities	(102)	(660)
Net cash provided by (used for) operating activities	1,623	(427)

Investing activities:
Capitalized software development costs	(441)	(1,124)
Purchases of property and equipment	(101)	(73)
Net cash used for investing activities	(542)	(1,197)

Effect of exchange rate changes on cash	28	(60)
Increase (decrease) in cash and cash equivalents	1,109	(1,684)

Cash and cash equivalents at beginning of period	1,547	2,648
Cash and cash equivalents at end of period	$2,656	$964

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$16	$—
Capitalization of software development costs in accounts payable	125	—

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

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

Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value has been expensed in the period in which such a determination is made. We reached technological feasibility for certain software products and, as a result, capitalized approximately $392,000 and $523,000 of software development costs during the quarters ended June 30, 2017 and 2016, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment.  At both June 30, 2017 and December 31, 2016, we determined there was no impairment of intangible assets. At both June 30, 2017 and 2016, there were no indefinite-lived intangible assets.

Note B: Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation-Stock Compensation (Topic 718)."  ASU 2016-09 provides guidance on how an entity should account for stock compensation.  It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted.  The Company adopted ASU 2016-09 effective January 1, 2017, and the adoption did not have a material impact to the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 provides guidance on how an entity should account for leases and recognize associated lease assets and liabilities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted.  ASU 2016-02 must be adopted using a modified retrospective transition, and it provides for certain practical expedients.  In addition, the transition will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. We are currently determining our implementation approach and assessing the impact of ASU 2016-02 on the consolidated financial statements.

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

On July 9, 2015, the FASB affirmed its proposal to defer the effective date of ASU 2014-09 for all entities by one year.  As a result, public business entities, certain not-for-profit entities, and certain employee benefit plans will apply this revenue standard to annual reporting periods beginning after December 15, 2017.  All other entities will apply ASU 2014-09 to annual reporting periods beginning after December 15, 2018.  Additionally, the FASB affirmed its proposal to permit all entities to apply ASU 2014-09 early, but not before the original effective date for public business entities, certain not-for-profit entities, and certain employee benefit plans (that is, annual periods beginning after December 15, 2016).  Entities choosing to implement early will apply ASU 2014-09 to all interim reporting periods within the year of adoption. The Company is currently determining its implementation approach and assessing the impact of ASU 2014-09 on the consolidated financial statements.

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

Note D: Inventories

Inventories consisted of approximately $273,000 and $141,000 of finished goods as of June 30, 2017 and December 31, 2016, respectively.

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2017
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	(3,900)	$—	—
Vision development costs	2,885	(270)	2,615	8.0
Software development costs	566	—	566	—
Total	$7,351	$(4,170)	$3,181	8.0

	December 31, 2016
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,885	(90)	2,795	8.0
	$6,785	$(3,990)	$2,795	8.0

Note F:  Credit Facilities

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank which provided for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the "Alliance Credit Agreement") provided up to a $5.0 million revolving line of credit bearing interest at a fixed annual rate of 3.95%. Any advances would have been secured by the Company's inventories, accounts receivable, cash, marketable securities, and equipment. We were subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  We chose not to renew the Alliance Credit Agreement.

Note G: Warranties

We generally provide a two to five year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2017	2016

Beginning balance	$1,223	$760
Warranty provisions	26	81
Warranty claims	(74)	(147)
Adjustments to preexisting warranties	(107)	(84)
Currency	4	—
Ending balance	$1,072	$610

Note H: Stock-Based Compensation

We compensate officers, directors, key employees and consultants with stock-based compensation under stock option and incentive plans (the "Plans") approved by our shareholders and administered under the supervision of our Board of Directors. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of nine to ten years.

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2017 and 2016 was $88,000 and $1,000, respectively. Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2017 and 2016 was $153,000 and $60,000, respectively.  At June 30, 2017, 232,980 shares were available for grant under the Company's stock option and incentive plan.

Stock Options

A summary of the option activity for the first six months of 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	132,500	$6.15	4.50	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(8,000)	$10.15	—	$—
Forfeited	(22,000)	$5.72	—	$—

Options outstanding at June 30, 2017	102,500	$5.93	4.04	$—
Options exercisable at June 30, 2017	91,875	$6.05	3.73	$—

There were no options exercised during the three and six month periods ended June 30, 2017 and June 30, 2016. As of June 30, 2017, there was $14,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 0.79 of a year.

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

A summary of the restricted stock awards and stock award activity for the first six months of 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2016	—	$—
Granted	73,908	3.09
Vested	(41,908)	3.20
Expired	—	—
Forfeited	—	—
Awards outstanding at June 30, 2017	32,000	$2.70

As of June 30, 2017, the total stock-based compensation expense related to non-vested awards not yet recognized was $68,000, which is expected to be recognized over a weighted average period of 2.70 years. The weighted average grant date fair value of restricted stock units granted during the six-month period ended June 30, 2017 was $3.09. We granted restricted stock awards of 73,908 shares during the six-month period ended June 30, 2017. During the six-month periods ended June 30, 2017 and June 30, 2016, we recognized $142,000 and $55,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income per Common Share

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 107,247 and 296,640 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2017 and 2016, respectively, and 132,273 and 300,271 weighted common shares have been excluded from the diluted weighted shares outstanding for the six-month periods ended June 30, 2017 and 2016, respectively.

A reconciliation of net income per share is as follows (dollar amounts in thousands except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016

Numerator:
Net income	$323	$1,193	$520	$901
Denominator:
Weighted average common shares outstanding	5,117	5,041	5,107	5,035
Dilutive potential common shares	11	—	—	—
Shares used in diluted net loss per common share calculations	5,128	5,041	5,107	5,035
Basic net income per common share	$0.06	$0.24	$0.10	$0.18
Diluted net income per common share	$0.06	$0.24	$0.10	$0.18

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$2,214	$2,697	$1,261	$1,980	$3,475	$4,677
Gross profit	1,954	2,534	723	1,179	2,677	3,713
Amortization of intangible assets	90	—	—	—	90	—
Intangible assets	2,635	2,335	546	—	3,181	2,335

	Six Months Ended June 30,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$4,118	$4,601	$2,441	$3,314	$6,559	$7,915
Gross profit	3,689	4,252	1,438	1,781	5,127	6,033
Amortization of intangible assets	180	—	—	—	180	—
Intangible assets	2,635	2,335	546	—	3,181	2,335

Note K: Restructuring and Exit Activities

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded in the first six months of 2016 related to employee terminations.

The following table shows the restructuring activity for the six months ended June 30, 2016 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2016	$—	$—	$—
Charges	126	—	126
Payments/settlements	—	—	—
Balance at March 31, 2016	$126	$—	$126

Payments/settlements	(93)	—	(93)
Balance at June 30, 2016	$33	$—	$33

No restructuring charges were recorded in the three and six months ended June 30, 2017.

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
  the continued funding allocations for centralized traffic management services and automated enforcement schemes, which have increased the ability of our primary end users to implement our products; and
  general increases in the cost effectiveness of electronics, which make our products more affordable for end users.

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
15

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. These expenses include management, supervisory and staff salaries and benefits; legal and auditing fees; travel; rent; and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are restructuring costs and non-cash expense for intangible asset amortization.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016

Income from operations	$293	$1,194	$491	$905
Adjustments to reconcile to non-GAAP income
Depreciation	62	74	127	149
Amortization of intangible assets	90	—	180	—
Restructuring charges	—	—	—	126
Non-GAAP income from continuing operations	$445	$1,268	$798	$1,180

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$2,214	$2,697	$1,261	$1,980	$3,475	$4,677
Gross profit	1,954	2,534	723	1,179	2,677	3,713
Amortization of intangible assets	90	—	—	—	90	—
Intangible assets	2,635	2,335	546	—	3,181	2,335

	Six Months Ended June 30,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$4,118	$4,601	$2,441	$3,314	$6,559	$7,915
Gross profit	3,689	4,252	1,438	1,781	5,127	6,033
Amortization of intangible assets	180	—	—	—	180	—
Intangible assets	2,635	2,335	546	—	3,181	2,335

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended June 30,
	2017	2016
Product sales	46.9%	49.6%
Royalties	53.1	50.4
Total revenue	100.0	100.0
Gross profit - product sales	56.5	58.5
Gross profit - royalties	95.1	100.0
Selling, general and administrative	47.7	41.0
Research and development	20.9	12.9
Income from operations	9.3	25.6
Income tax expense	—	—
Net income	9.3	25.5

	Six-Month Periods Ended June 30,
	2017	2016
Product sales	46.8%	49.7%
Royalties	53.2	50.3
Total revenue	100.0	100.0
Gross profit - product sales	59.2	52.2
Gross profit - royalties	94.8	100.0
Selling, general and administrative	47.1	45.5
Research and development	23.5	17.7
Restructuring	—	1.6
Income from operations	8.0	11.4
Income tax expense	0.1	0.1
Net income	7.9	11.4

Total revenue decreased to $3.5 million in the three-month period ended June 30, 2017 from $4.7 million in the same period in 2016, a decrease of 25.7%, and decreased to $6.6 million in the first six months of 2017 from $7.9 million in the first six months of 2016, a decrease of 17.1%. Royalty income decreased to $1.8 million in the second quarter of 2017 from $2.4 million in the second quarter of 2016, a decrease of 21.6%, and decreased to $3.5 million in the first six months of 2017 from $4.0 million in the first six months of 2016, a decrease of 12.3%.

Product sales decreased to $1.6 million in the second quarter of 2017 from $2.3 million in the second quarter of 2016, a decrease of 29.8%, and decreased to $3.1 million in the first six months of 2017 from $3.9 million in the same period in 2016, a decrease of 22.0%. The decrease in product sales was primarily driven by a soft demand in the Middle East and Europe due to reduced European Union funding.

Revenue for the Intersection segment decreased to $2.2 million in the three-month period ended June 30, 2017 from $2.7 million in the three-month period ended June 30, 2016, a decrease of 17.9%. Revenue for the Intersection segment decreased to $4.1 million in the first six months of 2017 from $4.6 million in the first six months of 2016, a decrease of 10.5%.

Revenue for the Highway segment decreased to $1.3 million in the three-month period ended June 30, 2017 from $2.0 million in the three-month period ended June 30, 2016, a decrease of 36.3%. Revenue for the Highway segment decreased to $2.4 million in the first six months of 2017 from $3.3 million in the first six months of 2016, a decrease of 26.3%. The decrease in revenue in the highway segment in the first half of 2017 compared to the prior year period is due to an individually significant radar project into the Middle East that was recognized in the prior year period.

Gross profit for product sales decreased to 56.5% in the three months ended June 30, 2017 from 58.5% in the three months ended June 30, 2016.  Product sales gross profit decreased $436,000 or 32.1% in the three months ended June 30, 2017 compared to the prior year period.  Gross profit for product sales increased to 59.2% in the first six months of 2017 from 52.2% in the first six months of 2016.  Product sales gross profit decreased $236,000 or 11.5% in the six months ended June 30, 2017 compared to the prior year period.  The increase in gross margin in the six months ended June 30, 2017 is primarily due to a reduction in warranty reserve related to expired warranty coverage for legacy product and improved RTMS margins in the United States.  Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have higher margins. We anticipate that gross profit for our product sales will be similar in 2017 as compared to 2016.

Gross profit for royalty sales for the three months ended June 30, 2017 decreased to 95.1% from 100.0% in the same period in 2016.  Gross profit from royalties decreased $600,000 or 25.5% in the three months ended June 30, 2017 compared to the prior year period.  Gross profit from royalty sales decreased to 94.8% in the first six months 2017 from 100.0% in the first six months 2016.  Gross profit from royalties decreased $670,000 or 16.8% compared to the prior year period.  The decrease in royalty gross margins is due to the amortization of software capitalization costs related to the Autoscope Vision product released for sale in October 2016. We expect that royalty gross profit percentage will decrease in 2017 compared to 2016 due to this amortization.

Selling, general and administrative expense was $1.7 million or 47.7% of total revenue in the second quarter of 2017 compared to $1.9 million or 41.0% of total revenue in the second quarter of 2016, and decreased to $3.1 million or 47.1% of total revenue in the first six months of 2017 from $3.6 million or 45.5% of total revenue in the first six months of 2016. The reduction in expense is the result of cost saving measures enacted in 2016.  Overall, we anticipate that in 2017 as compared to 2016, selling, general and administrative expense will decrease in dollar amount.

Research and development expense increased to $728,000 or 20.9% of total revenue in the three-month period ended June 30, 2017 from $603,000 or 12.9% of total revenue in the three-month period ended June 30, 2016, and increased to $1.5 million or 23.5% of total revenue in the first six months of 2017 from $1.4 million or 17.7% of total revenue in the first six months of 2016. The increase is primarily due to lower software capitalization compared to the prior year period. In the six months ended June 30, 2017, we capitalized $566,000 of costs associated with software development projects compared to $1.1 million in the prior year period.  We anticipate that research and development costs will increase in dollar amount in 2017 compared to 2016.

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded related to employee terminations.  There were no restructuring charges recorded in the six months ended June 30, 2017.

Consolidated net income from operations was $323,000 and $520,000 in the three and six-month periods ended June 30, 2017, respectively, compared to a net income of $1.2 million and $901,000 in the comparable prior year periods. Consolidated net income per basic and diluted share were $0.06 and $0.10 for the three and six months ended June 30, 2017, respectively, compared to a net income of $0.24 and $0.18 for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources

At June 30, 2017, we had $2.7 million in cash and cash equivalents compared to $1.5 million in cash and cash equivalents at December 31, 2016.

Net cash provided by operating activities was $1.6 million in the first six months of 2017 compared to net cash used for operating activities of $427,000 in the same period in 2016.  The primary reason for net cash provided by operating activities in the first six months of 2017 compared to the net cash used for operating activities for the same period in 2016 was the timing of the payment of outstanding payables and collection of receivables. We anticipate that average receivable collection days in 2017 will be similar to 2016 and that they will not have a material impact on our liquidity.

Net cash used for investing activities was $542,000 for the first six months of 2017 compared to net cash used for investing activities of $1.2 million in the same period in 2016.  The decrease of the amount of net cash used for investing activities in the first six months of 2017 compared to the prior year period is the result of capitalized internal software development costs decreasing compared to the prior year period.  At June 30, 2017, approximately $125,000 of capitalized software costs were in accounts payable.  Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2016.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank which provided for a revolving line of credit for the Company. The credit agreement and related documents with Alliance Bank (collectively, the "Alliance Credit Agreement") provided up to a $5.0 million revolving line of credit bearing interest at a fixed annual rate of 3.95%. Any advances would have been secured by the Company's inventories, accounts receivable, cash, marketable securities, and equipment. We were subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  We chose not to renew the Alliance Credit Agreement.

We believe that cash and cash equivalents on hand at June 30, 2017 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2017 are set forth elsewhere in this Quarterly Report on Form 10-Q and are the same as those described in our Annual Report on Form 10-K.

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
19

  the mix of and margin on the products we sell;
  our dependence on third parties for manufacturing and marketing our products;
  our dependence on single-source suppliers to meet manufacturing needs;
  our failure to secure adequate protection for our intellectual property rights;
  our inability to develop new applications and product enhancements;
  the potential disruptive effect on the markets we serve of new and emerging technologies and applications, including vehicle-to-vehicle communications and autonomous vehicles;
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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 10, 2017	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2017	By:	/s/ Richard A. Ehrich
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

