Form 10-Q
period 2017-10-01
IMAGE SENSING SYSTEMS INC
filed 2017-11-13
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $0.01 par value per share	5,189,518 shares
1

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,756	$1,547
Accounts receivable, net of allowance for doubtful accounts of $83 and $90, respectively	3,091	3,011
Inventories	426	141
Prepaid expenses and other current assets	396	281
Total current assets	6,669	4,980

Property and equipment:
Furniture and fixtures	493	486
Leasehold improvements	430	426
Equipment	3,849	3,561
	4,772	4,473
Accumulated depreciation	4,349	4,102
	423	371

Intangible assets, net	3,396	2,795
Deferred income taxes	63	58
TOTAL ASSETS	$10,551	$8,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$827	$256
Warranty	987	1,223
Accrued compensation	214	193
Other current liabilities	648	323
Total current liabilities	2,676	1,995
TOTAL LIABILITIES	2,676	1,995

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,189,518 and 5,094,473
issued and outstanding at September 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	24,283	24,055
Accumulated other comprehensive loss	(316)	(363)
Accumulated deficit	(16,143)	(17,533)
Total shareholders' equity	7,875	6,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,551	$8,204

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2017	2016	2017	2016
Revenue:
Product sales	$1,120	$1,249	$4,189	$5,184
Royalties	2,504	2,133	5,994	6,113
	3,624	3,382	10,183	11,297
Cost of revenue:
Product sales	512	814	1,764	2,696
Software amortization	90	—	270	—
	602	814	2,034	2,696
Gross profit	3,022	2,568	8,149	8,601

Operating expenses:
Selling, general and administrative	1,430	1,436	4,522	5,041
Research and development	722	636	2,266	2,033
Restructuring	—	—	—	126
	2,152	2,072	6,788	7,200
Operating income from operations	870	496	1,361	1,401
Other, net	—	(27)	33	(27)
Income from operations before income taxes	870	469	1,394	1,374
Income tax expense	—	—	4	4
Net income	$870	$469	$1,390	$1,370
Net income per share:
Basic	$0.17	$0.09	$0.27	$0.27
Diluted	$0.17	$0.09	$0.27	$0.27

Weighted average number of common shares outstanding:
Basic	5,138	5,059	5,117	5,043
Diluted	5,151	5,068	5,121	5,045

See accompanying notes to the condensed consolidated financial statements.

4

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2017	2016	2017	2016
Net income	$870	$469	$1,390	$1,370
Other comprehensive income:
Foreign currency translation adjustment	16	(19)	47	(66)
Comprehensive income	$886	$450	$1,437	$1,304

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2017	2016
Operating activities:
Net income	$1,390	$1,370

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	191	223
Software amortization	270	—
Stock-based compensation	229	160
Loss on disposal of assets	2	13
Changes in operating assets and liabilities:
Accounts receivable, net	(80)	(63)
Inventories	(285)	487
Prepaid expenses and other current assets	(120)	29
Accounts payable	448	(1,134)
Accrued expenses and other current liabilities	110	(658)
Net cash provided by operating activities	2,155	427

Investing activities:
Capitalized software development costs	(833)	(1,632)
Purchases of property and equipment	(148)	(113)
Net cash used for continuing investing activities	(981)	(1,745)
Net cash provided by discontinued investing activities	—	420
Net cash used for investing activities	(981)	(1,325)

Effect of exchange rate changes on cash	35	(73)
Increase (decrease) in cash and cash equivalents	1,209	(971)

Cash and cash equivalents at beginning of period	1,547	2,648
Cash and cash equivalents at end of period	$2,756	$1,677

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$85	$—
Capitalization of software development costs in accounts payable	38	—

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

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

Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value has been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products in a prior quarter, we capitalized approximately $305,000 and $507,000 of software development costs during the quarters ended September 30, 2017 and 2016, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both September 30, 2017 and December 31, 2016, we determined there was no impairment of intangible assets. At both September 30, 2017 and 2016, there were no indefinite-lived intangible assets.

Note B: Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation-Stock Compensation (Topic 718)."  ASU 2016-09 provides guidance on how an entity should account for stock compensation. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2016-09 effective January 1, 2017, and the adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

Note D: Inventories

Inventories consisted of approximately $426,000 and $141,000 of finished goods as of September 30, 2017 and December 31, 2016, respectively.

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2017
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,885	(360)	2,525	8.0
Software development costs	871	—	871	—
Total	$7,656	$(4,260)	$3,396	8.0

	December 31, 2016
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,885	(90)	2,795	8.0
	$6,785	$(3,990)	$2,795	8.0

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

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2017	2016

Beginning balance	$1,223	$760
Warranty provisions	38	185
Warranty claims	(111)	(288)
Adjustments to preexisting warranties	(167)	27
Currency	4	—
Ending balance	$987	$684

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

Performance stock options are time based; however, the final number of awards earned and the related compensation expense are adjusted up or down to the extent the performance target is met. The actual number of shares that will ultimately vest ranges from 90% to 100% of the targeted amount if the minimum performance target is achieved. We evaluate the likelihood of meeting the performance target at each reporting period and adjust compensation expense, on a cumulative basis, based on the expected achievement of each performance target.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2017 and 2016 was $76,000 and $100,000, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2017 and 2016 was $229,000 and $160,000, respectively. At September 30, 2017, 211,843 shares were available for grant under the Company's stock option and incentive plan.

Stock Options

A summary of the option activity for the first nine months of 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	132,500	$6.15	4.50	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(12,000)	$9.43	—	$—
Forfeited	(22,000)	$5.72	—	$—

Options outstanding at September 30, 2017	98,500	$5.85	3.95	$—
Options exercisable at September 30, 2017	90,625	$5.99	3.71	$—

There were no options exercised during the three and nine month periods ended September 30, 2017 and September 30, 2016. As of September 30, 2017, there was $9,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 0.61 of a year.

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

A summary of the restricted stock awards and stock award activity for the first nine months of 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2016	—	$—
Granted	95,045	3.08
Vested	(63,045)	3.15
Expired	—	—
Forfeited	—	—
Awards outstanding at September 30, 2017	32,000	$2.95

As of September 30, 2017, the total stock-based compensation expense related to non-vested awards not yet recognized was $62,000, which is expected to be recognized over a weighted average period of 2.45 years. The weighted average grant date fair value of restricted stock units granted during the nine-month period ended September 30, 2017 was $3.08. We granted restricted stock awards of 95,045 shares during the nine-month period ended September 30, 2017. During the nine-month periods ended September 30, 2017 and September 30, 2016, we recognized $213,000 and $142,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income per Common Share

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 100,196 and 206,467 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2017 and 2016, respectively, and 132,247 and 239,399 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2017 and 2016, respectively.

A reconciliation of net income per share is as follows (in thousands except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2017	2016	2017	2016

Numerator:
Net income	$870	$469	$1,390	$1,370
Denominator:
Weighted average common shares outstanding	5,138	5,059	5,117	5,043
Dilutive potential common shares	13	9	4	2
Shares used in diluted net loss per common share calculations	5,151	5,068	5,121	5,045
Basic net income per common share	$0.17	$0.09	$0.27	$0.27
Diluted net income per common share	$0.17	$0.09	$0.27	$0.27

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$2,852	$2,452	$772	$930	$3,624	$3,382
Gross profit	2,577	2,291	445	277	3,022	2,568
Amortization of intangible assets	90	—	—	—	90	—
Intangible assets	2,569	2,842	827	—	3,396	2,842

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$6,970	$7,053	$3,213	$4,244	$10,183	$11,297
Gross profit	6,266	6,543	1,883	2,058	8,149	8,601
Amortization of intangible assets	270	—	—	—	270	—
Intangible assets	2,569	2,842	827	—	3,396	2,842

Note K: Restructuring and Exit Activities

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded in the first nine months of 2016 related to employee terminations.

The following table shows the restructuring activity for the nine months ended September 30, 2016 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total

Balance at January 1, 2016	$—	$—	$—
Charges	126	—	126
Payments/settlements	—	—	—
Balance at March 31, 2016	$126	$—	$126

Payments/settlements	(93)	—	(93)
Balance at June 30, 2016	$33	$—	$33
Payments/settlements	(33)	—	(33)
Balance at September 30, 2016	—	—	—

No restructuring charges were recorded in the three and nine months ended September 30, 2017.

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

We believe the strength of our distribution channels positions us to increase the penetration of our technology‑driven solutions in the marketplace. We market our Autoscope video products in the United States, Mexico, Canada and the Caribbean through an exclusive agreement with Econolite Control Products, Inc. ("Econolite"), which we believe is the leading distributor of ITS intersection control products in these markets.

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. These expenses include management, supervisory and staff salaries and benefits; legal and auditing fees; travel; rent; and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. Also included in operating expenses are any restructuring costs.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2017	2016	2017	2016

Income from operations	$870	$496	$1,361	$1,401
Adjustments to reconcile to non-GAAP income
Depreciation	64	74	191	223
Amortization of intangible assets	90	—	270	—
Restructuring charges	—	—	—	126
Non-GAAP income from continuing operations	$1,024	$570	$1,822	$1,750

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$2,852	$2,452	$772	$930	$3,624	$3,382
Gross profit	2,577	2,291	445	277	3,022	2,568
Amortization of intangible assets	90	—	—	—	90	—
Intangible assets	2,569	2,842	827	—	3,396	2,842

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2017	2016	2017	2016	2017	2016

Revenue	$6,970	$7,053	$3,213	$4,244	$10,183	$11,297
Gross profit	6,266	6,543	1,883	2,058	8,149	8,601
Amortization of intangible assets	270	—	—	—	270	—
Intangible assets	2,569	2,842	827	—	3,396	2,842

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,
	2017	2016
Product sales	30.9%	36.9%
Royalties	69.1	63.1
Total revenue	100.0	100.0
Gross profit - product sales	54.3	34.8
Gross profit - royalties	96.4	100.0
Selling, general and administrative	39.5	42.5
Research and development	19.9	18.8
Income from operations	24.0	13.9
Income tax expense	—	—
Net income	24.0	13.9

	Nine-Month Periods Ended September 30,
	2017	2016
Product sales	41.1%	45.9%
Royalties	58.9	54.1
Total revenue	100.0	100.0
Gross profit - product sales	57.9	48.0
Gross profit - royalties	95.5	100.0
Selling, general and administrative	44.4	44.6
Research and development	22.3	18.0
Restructuring	—	1.1
Income from operations	13.7	12.2
Income tax expense	—	—
Net income	13.7	12.1

Total revenue increased to $3.6 million in the three-month period ended September 30, 2017, from $3.4 million in the same period in 2016, an increase of 7.2%, and decreased to $10.2 million in the first nine months of 2017 from $11.3 million in the first nine months of 2016, a decrease of 9.9%. Royalty income increased to $2.5 million in the third quarter of 2017 from $2.1 million in the third quarter of 2016, an increase of 17.4%, and decreased to $6.0 million in the first nine months of 2017 from $6.1 million in the first nine months of 2016, a decrease of 1.9%.

Product sales decreased to $1.1 million in the third quarter of 2017 from $1.2 million in the third quarter of 2016, a decrease of 10.3%, and decreased to $4.2 million in the first nine months of 2017 from $5.2 million in the same period in 2016, a decrease of 19.2%. The decrease in product sales was primarily driven by a slower recovery of the European market and of funding of transportation initiatives.

Revenue for the Intersection segment increased to $2.9 million in the three-month period ended September 30, 2017, from $2.5 million in the three-month period ended September 30, 2016, an increase of 16.3%.  The increase can be primarily attributed to a significant royalty sale into Miami-Dade County in the third quarter 2017.  Revenue for the Intersection segment decreased to $7.0 million in the first nine months of 2017 from $7.1 million in the first nine months of 2016, a decrease of 1.2%.

Revenue for the Highway segment decreased to $772,000 in the three-month period ended September 30, 2017, from $930,000 in the three-month period ended September 30, 2016, a decrease of 17.0%.  The decrease in revenue in the three-month period ended September 30, 2017, is primarily attributable to lower volume sales into North America compared to the prior year period.  Revenue for the Highway segment decreased to $3.2 million in the first nine months of 2017 from $4.2 million in the first nine months of 2016, a decrease of 24.3%. The decrease in revenue in the Highway segment in the first nine months of 2017 compared to the prior year period is due to an individually significant radar project into the Middle East that was recognized in the prior year period with no comparable sale in the nine months ended September 30, 2017,  and lower volume sales into North America compared to the prior year period.

Gross profit for product sales increased to 54.3% in the three months ended September 30, 2017, from 34.8% in the three months ended September 30, 2016. Product sales gross profit increased $173,000 or 39.8% in the three months ended September 30, 2017, compared to the prior year period.  Gross profit for product sales increased to 57.9% in the first nine months of 2017 from 48.0% in the first nine months of 2016.  Product sales gross profit decreased $63,000 or 2.5% in the nine months ended September 30, 2017, compared to the prior year period. The increase in gross margin percent in the nine months ended September 30, 2017, is primarily due to a reduction in warranty reserve related to the expired warranty coverage for a discontinued legacy product. Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have higher margins. We anticipate that gross profit for our product sales will be similar in 2017 as compared to 2016.

Gross profit for royalty sales for the three months ended September 30, 2017, decreased to 96.4% from 100.0% in the same period in 2016. Gross profit from royalties increased $281,000 or 13.2% in the three months ended September 30, 2017, compared to the prior year period.  Gross profit from royalty sales decreased to 95.5% in the first nine months 2017 from 100.0% in the first nine months 2016. Gross profit from royalties decreased $389,000 or 6.4% compared to the prior year period.  The decrease in royalty gross margin percent is due to the amortization of software capitalization costs related to the Autoscope Vision product released for sale in October 2016. We expect that royalty gross profit percentage will decrease in 2017 compared to 2016 due to this amortization.

Selling, general and administrative expense was $1.4 million or 39.5% of total revenue in the third quarter of 2017 compared to $1.4 million or 42.5% of total revenue in the third quarter of 2016, and it decreased to $4.5 million or 44.4% of total revenue in the first nine months of 2017 from $5.0 million or 44.6% of total revenue in the first nine months of 2016. The reduction in expense is the result of cost saving measures enacted in 2016. Overall, we anticipate that in 2017 as compared to 2016, selling, general and administrative expense will decrease in dollar amount.

Research and development expense increased to $722,000 or 19.9% of total revenue in the three-month period ended September 30, 2017, from $636,000 or 18.8% of total revenue in the three-month period ended September 30, 2016, and it increased to $2.3 million or 22.3% of total revenue in the first nine months of 2017 from $2.0 million or 18.0% of total revenue in the first nine months of 2016. The increase in research and development expenses is primarily due to lower software capitalization in 2017 compared to the prior year period.  We capitalized $305,000 and $871,000 of costs associated with software development projects in the three-and nine-month periods ended September 30, 2017, compared to capitalized software of $507,000 and $1.6 million in the comparable prior year periods.  We anticipate that research and development costs will increase in dollar amount in 2017 compared to 2016.

In the first quarter of 2016, the Company implemented restructuring plans in Canada. Because of these actions, restructuring charges of approximately $126,000 were recorded related to employee terminations in the first nine months of 2016. There were no restructuring charges recorded in the nine months ended September 30, 2017.

Consolidated net income from operations was $870,000 and $1.4 million in the three and nine-month periods ended September 30, 2017, respectively, compared to a net income of $469,000 and $1.4 million in the comparable prior year periods. Consolidated net income per basic and diluted share was $0.17 and $0.27 for the three and nine months ended September 30, 2017, respectively, compared to a net income of $0.09 and $0.27 for the three and nine months ended September 30, 2016, respectively.

Liquidity and Capital Resources

At September 30, 2017, we had $2.8 million in cash and cash equivalents compared to $1.5 million in cash and cash equivalents at December 31, 2016.

Net cash provided by operating activities was $2.2 million in the first nine months of 2017 compared to net cash provided by operating activities of $427,000 in the same period in 2016. The primary reason for the increase in net cash provided by operating activities in the first nine months of 2017 compared to the prior year period was the timing of the payment of outstanding payables and accruals. We anticipate that average receivable collection days in 2017 will be similar to 2016 and that they will not have a material impact on our liquidity.

Net cash used for continuing investing activities was $981,000 for the first nine months of 2017 compared to net cash used for continuing investing activities of $1.7 million in the same period in 2016. The decrease of the amount of net cash used for continuing investing activities in the first nine months of 2017 compared to the prior year period is the result of capitalized internal software development costs decreasing compared to the prior year period. At September 30, 2017, approximately $38,000 of capitalized software costs were in accounts payable. Our planned additions of property and equipment are discretionary, and we do not expect them to exceed historical levels in 2016.

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

We believe that cash and cash equivalents on hand at September 30, 2017, and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2017 are set forth elsewhere in this Quarterly Report on Form 10-Q and are the same as those described in our Annual Report on Form 10-K.

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
  our inability to successfully integrate any acquisitions;
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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 13, 2017	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2017	By:	/s/ Richard A. Ehrich
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

