Form 10-K
period 2017-12-31
IMAGE SENSING SYSTEMS INC
filed 2018-03-14
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0‑26056

Image Sensing Systems, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1519168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Spruce Tree Centre, 1600 University Avenue West
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was $13,865,180 based on the closing sale price as reported on The NASDAQ Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2018 was 5,210,448 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2018 Annual Meeting of Shareholders (Proxy Statement)	Part III

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

We market the RTMS radar systems to a network of distributors, and on a limited basis directly to end users, worldwide.  We market our Autoscope video products outside of the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels, through our offices in Spain and Romania. Our end users primarily include governmental agencies and municipalities.

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

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed.  According to the Federal Highway Administration, American drivers put a record 3.22 trillion miles on public roads and highways in 2016, an increase of 2.8% from 3.1 trillion miles in 2015. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. Above-ground detection based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

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

Solutions for Adjacent Markets. We believe that the adjacent markets of ITS and security/surveillance are converging, and that this convergence will accelerate as above-ground detection systems become more cost‑effective now that a single sensor can be used for multiple purposes. Because the technologies involved are closely related, our sensor technology can be adapted to or is already capable of addressing these adjacent markets.

Our Competitive Strengths

We are a leading provider of above-ground detection products and solutions for the ITS industry. We have the following competitive strengths that we expect will continue to enhance our leadership position:

Leading Proprietary Technologies. Over the last two decades, we have developed or acquired a proprietary portfolio of complex software algorithms and applications that we have continuously enhanced and refined. These algorithms, which include our advanced signal processing technologies, allow our video and radar products to capture and analyze objects in diverse weather and lighting conditions and to balance the accuracy of positive detection and the avoidance of false detections. Due to the strength of our proprietary technologies, we believe we command premium pricing. Above-ground detection technologies similar to ours are also difficult to develop and refine in a commercially viable manner. We are therefore well positioned to quickly introduce innovative next‑generation products to market.

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last two decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Our RTMS Radar business unit was one of the first to introduce radar‑based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products.  Furthermore, our next generation video product, Autoscope Vision, is an example of development driven by the voice of our customers.  We have developed a high definition video detection solution with increased accuracy, performance, and ease of use. We have successfully collaborated with our long‑term channel partners to market these products. We believe that developing, enhancing and marketing new products with our partners can translate into strong organic revenue growth and high levels of profitability.

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

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $4.1 million and $4.6 million on research and development in 2017 and 2016, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which to support additional product development into the automatic incident detection (AID) market. A diagram displaying our fundamental product architecture is shown below.

The Image Sensing Product Architecture

Autoscope Video. Our Autoscope video system processes video input from a traffic scene in real time and extracts the required traffic data, including vehicle presence, bicycle presence/differentiation, counts, speed, length, time occupancy (percent of time the detection zone is occupied), turning movements (quantifying the movement of vehicles ) and flow rate (vehicles per hour per lane). Autoscope supports a variety of standard video cameras or can be purchased with an integrated high-definition video camera. For intersections, the system communicates with the intersection signal controller, which changes the traffic lights based on the data provided. In highway applications, the system gathers vehicle count and flow rates. In any application, the data may also be transmitted to a traffic management center via the internet or other standard communication means and processed in real time to assist in traffic management and stored for later analysis for traffic planning purposes.

The Autoscope system comes in two varieties.  Autoscope Vision is our flagship integrated product that includes a color high-definition, zoom camera and a machine vision processing computer contained in a compact housing that is our leading offering in the North American market.  Autoscope Pn-520 is our card only machine vision processing computer that is located in an intersection signal controller, control hub, incident management center or traffic management center that receives video from a separate camera. The Pn-520 and its variants are our top selling Autoscope products in international markets. Autoscope rack-based products offer digital MPEG‑4 video streaming, high speed Ethernet interface, web browser maintenance and data and video over power line communications. The Autoscope Vision product offers digital streaming video, built-in WiFi for quick and easy setup, cost-effective three-wire cable and full screen object detection and motion tracking algorithm technology for best in class detection accuracy.

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

RTMS radar is an integrated radar transmitter/receiver and embedded processor contained in a compact, self‑contained unit. The unit is typically situated on roadway poles and side‑fired, making it especially well-suited for highway detection applications.

The RTMS radar system come in a few different varieties. RTMS Sx-300 is our base, non-intrusive radar for detection and measurement of traffic on roadways and is our leading offering in both North America and the Middle East.  The RTMS Sx-300 HDCAM has a high-definition camera that provides the user with visual setup confirmation, data capture and real-time traffic surveillance.  The Sx-300 HDCAM has been widely deployed in North America for various applications such as ramp metering and wrong way driver detection.  The RTMS Sx-300 BT is an integrated Sx-300 with dual channel Bluetooth sensor and is ideal for providing the most accurate travel time and origin/destination information.  We also offer a wrong way module that interfaces with the Sx-300 HDCAM digital video stream and leverages our video detection algorithms to detect occurrences of vehicles driving the incorrect direction.  The event is captured and sent to the end users via SMS and email in parallel with actuation or roadside or in-pavement warning systems.

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

Competition

We compete with companies that develop, manufacture and sell traffic management devices using video and radar sensing technologies as well as other above‑ground detection technologies based on laser, infrared and acoustic sensors. For ITS applications, we also compete with providers of in‑pavement loop detectors and estimate that more than 60% of the traffic management systems currently in use in the U.S. use in‑pavement loop detectors. For competition with other above‑ground detection products, we typically compete on performance and functionality, and to a lesser extent on price. When competing against providers of loop detectors, we compete principally on ease of installation and the total cost of ownership over a multi‑year period, and to a lesser extent on functionality.

Among the companies that provide direct competition to Autoscope video worldwide are Iteris, Inc., Wavetronix, LLC, FLIR Systems, Inc., Signal Group Inc. (Peek), Citilog S.A., Sensys Inc., and Smartmicro Inc.  Among the companies that provide direct competition to RTMS radar worldwide are Wavetronix, LLC, Houston Radar, LLC,  MS Sedco Inc., Smartmicro Sensors GmbH, and TraffiCast. To our knowledge, Autoscope video and RTMS radar have the largest number of installations as compared to their direct competitors. In addition, there are smaller local companies providing direct competition in specific markets throughout the world. We are aware that these and other companies will continue to develop technologies for use in traffic management applications. One or more of these technologies could in the future provide increased competition for our systems.

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

We typically provide a two to five-year warranty on our products.

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

Employees

As of December 31, 2017, we had 59 employees, consisting of 49 employees in North America and 10 employees in Europe. None of our employees are represented by a union.

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

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, Autoscope products. Gross profit from Autoscope sales accounted for approximately 74% of our gross profit in 2017 and 78% in 2016. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. As such, any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope video system in the United States, Mexico, Canada and the Caribbean.  Our current agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope video system. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 59% in 2017 and 55% in 2016. Econolite’s account receivable represented 77% of our accounts receivable at December 31, 2017 and 61% of our accounts receivable at December 31, 2016. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management's assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.  For more information regarding our restructuring and divestiture activities in 2017 and 2016, see the discussion in Note 2 and Note 14 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

We price a segment of our product portfolio at a premium compared to other technologies. As such, we may not be able to quickly respond to emerging low‑cost competitors, and our inability to do so could adversely affect revenue and profitability.

We price segment of our product portfolio at a premium as compared to products using less sophisticated technologies. As the technological sophistication of our competitors and the size of the market increase, competing low‑cost developers of machine vision products for traffic are likely to emerge and grow stronger. If end users prefer low‑cost alternatives over our products, our revenue and profitability could be adversely affected.

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

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 17% of our total revenue in 2017 and 18% of our total revenue in 2016. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

•      export restrictions and controls relating to technology;

•      pricing pressure that we may experience internationally;

•     exposure to the risk of currency value fluctuations where payment for products is denominated in a currency other than U.S. dollars;

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

As of December 31, 2017, the net carrying value of our long‑lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $4.0 million. In accordance with U.S. generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long‑lived assets.  Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded and our stock price is volatile.

Our common stock is thinly traded, with 3,880,439 shares of our 5,210,448 outstanding shares held by non‑affiliates as of February 28, 2018. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high‑tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day‑to‑day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

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

In addition, in June 2013, we adopted a shareholder rights plan and declared a dividend to our shareholders of one preferred share purchase right for each outstanding share of common stock. In August 2016, our Board of Directors amended the shareholder rights plan to preserve the value of certain deferred tax benefits to the Company, including those generated by net operating losses.  Generally, the shareholder rights plan, as amended, provides that if a person or group acquires 4.99% or more of our outstanding shares of common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing the Company. The mere existence of a shareholder rights plan often delays or makes a merger, tender offer or other acquisition more difficult to complete.  In March 2018, our Board of Directors extended the shareholder rights plan to continue to preserve the value of certain deferred tax assets, subject to shareholder approval at the Company's next annual meeting.

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

We believe that our current space is generally adequate to meet our current expected needs, and we do not intend to lease significantly more space in 2018.

Item 3.      Legal Proceedings

We are involved from time to time in various legal proceedings arising in the ordinary course of our business, including primarily commercial, product liability, employment and intellectual property claims. In accordance with United States generally accepted accounting principles, we record a liability in our Consolidated Financial Statements with respect to any of these matters when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. With respect to any currently pending legal proceedings, we have not established an estimated range of reasonably possible additional losses either because we believe that we have valid defenses to claims asserted against us or the proceeding has not advanced to a stage of discovery that would enable us to establish an estimate. We currently do not expect the outcome of these matters to have a material effect on our consolidated results of operations, financial position or cash flows. Litigation, however, is inherently unpredictable, and it is possible that the ultimate outcome of one or more claims asserted against us could adversely impact our results of operations, financial position or cash flows. We expense legal costs as incurred.

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserted claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the “Econolite Agreement”) for breach of contract and breach of implied covenant of good faith and fair dealing and sought specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requested damages from us in an amount to be proven at trial and sought certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California.  On November 15, 2016, Econolite and the Company entered into an Arbitration Agreement.  On November 16, 2016, Econolite voluntarily dismissed all of its claims against the Company in the U.S. District Court but filed a demand for arbitration with JAMS (which is an alternative dispute resolution provider), asserting the same claims against the Company that it had asserted in the lawsuit.  Arbitration commenced on November 16, 2016. On January 23, 2018, the Company received the arbitrator's final decision concerning this matter.  As a result of the arbitrator's decision, the Company is to pay to Econolite $262,000 for unused RTMS inventory and $246,000 for RTMS royalties.  The Company was awarded $205,000 for RTMS royalties already paid to Econolite.  As a result, the Company recorded $303,000 of expense in its financial statements as of and for the quarter ended December 31, 2017.

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

	2017		2016
Quarter	High	Low	High	Low

First	$ 3.90	$ 2.80	$ 3.43	$ 2.63
Second	3.70	2.85	2.90	2.15
Third	3.85	2.65	4.09	2.24
Fourth	3.55	2.85	3.98	3.55

Shareholders

As of February 28, 2018, there were 27 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Debt Covenants

Our credit agreement included certain financial covenants, including minimum debt service ratios, minimum cash flow coverage ratios, and other financial measures. These financial covenants would have restricted our ability to pay dividends and purchase outstanding shares of common stock.  At December 31, 2016, we were in compliance with these financial covenants.  At December 31, 2017 we were no longer subject to any debt covenants.  Information on our debt agreements is included in Item 7 of this Annual Report on Form 10‑K.

Item 6.      Selected Financial Data

The following statement of income data for the years ended and as of December 31, 2017 and 2016 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product sales	$5,919	$6,398
Royalties	8,605	7,744
	14,524	14,142
Cost of revenue:
Product sales	2,563	4,008
Software amortization	362	90
	2,925	4,098
Gross profit	11,599	10,044

Operating expenses:
Selling, marketing and product support	2,486	2,417
General and administrative	3,981	3,868
Research and development	3,010	2,946
Restructuring	—	126
	9,477	9,357
Operating income from operations	2,122	687
Other, net	41	(25)
Income from operations before income taxes	2,163	662
Income tax expense (benefit)	85	(25)
Net income	$2,078	$687

Net income per share:
Basic	$0.41	$0.14
Diluted	$0.40	$0.14

Weighted average number of common shares outstanding:
Basic	5,128	5,050
Diluted	5,136	5,055

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

General. We are a leading provider of above-ground detection products and solutions for the intelligent transportation systems ("ITS") industry.  Our family of products, which we market as Autoscope video or video products ("Autoscope"), and RTMS radar or radar products ("RTMS"), provides end users with the tools needed to optimize traffic flow and enhance driver safety.  Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users.  Our products provide users with complete solutions for the intersection and transportation markets.

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

•      countries in the developing world adopting above‑ground detection technology, such as video or radar, instead of in‑pavement loop technology to manage traffic; and

•      our ability to develop new products that provide increasingly accurate information and enhance the end users’ ability to cost‑effectively manage traffic and environmental issues.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope video systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar systems and our Autoscope video systems in Europe and Asia.  Autoscope video royalties are calculated using a profit sharing model where the gross profits on sales of product made through Econolite are shared equally with Econolite.  This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long‑term agreement.

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

Non‑GAAP Operating Measure.  We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of depreciating fixed assets and amortizing intangible assets and may exclude other non-recurring items.  Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

The table below reconciles non-GAAP income from continuing operations, which is a non-GAAP financial measure, to comparable GAAP financial measures:

	Year Ended December 31,

	2017	2016

Operating income from continuing operations	$2,122	$687
Adjustments to reconcile to non-GAAP net income
Amortization of intangible assets	362	90
Arbitration	303	—
Depreciation	218	300
Restructuring	—	126
Non-GAAP operating income from continuing operations	$3,005	$1,203

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2017
	Intersection	Highway	Total

Revenue	$10,109	$4,415	$14,524
Gross profit	9,048	2,551	11,599
Amortization of intangible assets	362	—	362
Intangible assets	2,477	1,008	3,485

	For the year ended December 31, 2016
	Intersection	Highway	Total

Revenue	$8,829	$5,313	$14,142
Gross profit	8,099	1,945	10,044
Amortization of intangible assets	90	—	90
Intangible assets	2,795	—	2,795

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Years Ended December 31,
	2017	2016
Product sales	40.8%	45.2%
Royalties	59.2	54.8
Total revenue	100.0	100.0
Gross profit - product sales	56.7	37.4
Gross profit - royalties	95.8	98.8
Selling, marketing and product support	17.1	17.1
General and administrative	27.4	27.4
Research and development	20.7	20.8
Restructuring	—	0.9
Operating income from operations	14.6	4.9
Income tax expense (benefit)	0.6	(0.2)
Net income from operations	14.3	4.9

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016. Total revenue increased to $14.5 million in 2017 from $14.1 million in 2016, an increase of 2.7%. Royalty income increased to $8.6 million in 2017 from $7.7 million in 2016, an increase of 11.1%.  Autoscope video royalties were higher in the year ended December 31, 2017 compared to the year ended December 31, 2016.  Included in 2017 were royalties related to the Miami-Dade County sale through Econolite.  Product sales decreased to $5.9 million in 2017 from $6.4 million in 2016, a decrease of 7.5%.  The decrease in product sales was a result of reduced sales into the North American region compared to the prior year period, partially offset by increased product sales into the European region.

Revenue for the Intersection segment increased to $10.1 million in 2017 from $8.8 million in 2016, an increase of 14.5%. The increase can be primarily attributed to a significant royalty sale into Miami-Dade County in 2017 and higher sales volume into the European region compared to the prior year.

Revenue for the Highway segment decreased to $4.4 million in 2017 from $5.3 million in 2016, a decrease of 16.9%. The decrease of revenue in the Highway segment is mainly attributable to reduced product sales into the North American region.

Gross profit for product sales increased to 56.7% in 2017 from 37.4% in 2016.  Product sales gross profit increased $966,000 or 40.4% compared to the prior year.  The increase in product gross margin is driven by a $473,000 non-cash warranty charge in the fourth quarter of 2016 which did not occur in 2017.  Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins.

Gross profit for royalty sales decreased to 95.8% in 2017 from 98.8% in 2016. Gross profit for royalties increased $589,000 or 7.7% compared to the prior year.  Royalties gross profit percent decreased due to the amortization of software capitalization costs related to the Autoscope Vision product released for sale in October 2016.

On a non-GAAP basis, excluding the individually significant warranty charge related to the legacy product no longer sold, full year 2016 non-GAAP gross margin and product gross margin percentages would have been 74.4% and 44.8%, respectively.

Selling, marketing and product support expense increased to $2.5 million in 2017 from $2.4 million in 2016, remaining constant year-over-year at 17.1% of revenue.

General and administrative expense increased to $4.0 million from $3.9 million in 2016, remaining constant year-over-year at 27.4% of revenue. General and administrative expenses increased in 2017 because of approximately $303,000 incurred cost related to the Econolite arbitration decision, offset by cost saving measures enacted in 2016.

Research and development expense increased to $3.0 million or 20.7% of total revenue in 2017, from $2.9 million or 20.8% of total revenue in 2016. The increase is primarily due to $1.1 million of software development costs related to the development of our new video and radar detection technologies that were capitalized.  In comparison, we capitalized $1.7 million of software development costs in 2016.

In the first quarter of 2016, the Company implemented restructuring plans for our office in Canada.  Because of these actions, restructuring charges of approximately $126,000 were recorded in 2016.  There were no restructuring charges recorded in 2017.

Income tax expense of $85,000 or 4.0% of our pretax income was recorded for the year ended December 31, 2017, compared to income tax benefit of $25,000 or 3.8% of pretax income for the year ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, we had $3.2 million in cash and cash equivalents, compared to $1.5 million at December 31, 2016.

On July 9, 2015, the Company entered into a share and asset sales purchase agreement (the "SAPA") with TagMaster AB for the purchase price of $4.2 million, subject to certain customary closing adjustments based on the difference between estimated net asset value and final net asset value, of which $3.8 million was paid to the Company at closing.  The remaining $420,000 was placed in an escrow account and was available until July 9, 2016 to satisfy any indemnification obligations the Company may have had under the SAPA.  The $420,000 in escrow was released to the Company during the third quarter of 2016.

Net cash provided by operating activities was $3.0 million in 2017 compared to $447,000 in 2016. The primary reason for the increase in net cash provided by operating activities in 2017 was the increase in net income combined with the timing of the payment of outstanding payables.

Net cash used for continuing investing activities was $1.4 million in 2017, compared to net cash used for continuing investing activities of $1.8 million in 2016. The decreased investing of cash used for continuing investing activities in 2017 compared to the prior period is the result of the capitalized software development costs.

No net cash was used for financing activities in 2017 compared to $17,000 of net cash used for financing activities in 2016.

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank which provided for a revolving line of credit for the Company.  The credit agreement and related documents with Alliance Bank (collectively, the "Alliance Credit Agreement") provided up to $5.0 million revolving line of credit bearing interest at a fixed annual rate of 3.95%.  Any advances would have been secured by the Company's inventories, accounts receivable, cash, marketable securities, and equipment.  We were subject to certain covenants under the Alliance Credit Agreement.  In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  We chose not to renew the Alliance Credit Agreement.

We believe that cash and cash equivalents on hand at December 31, 2017, along with the cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

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

Software Development Costs.  We incur costs associated with the development of software to be sold, leased, or otherwise marketed.  Software development costs are expensed as incurred until technological feasibility has been established, as which time future costs incurred are capitalized until the product is available for general release to the public.  A significant amount of judgment and estimation is required to assess when technological feasibility is established as well as in the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized software costs, we compare expected product performance, utilizing forecasted revenue amounts, to the total costs incurred to date and estimates of additional costs to be incurred.  If revised forecasted product revenue is less than, and/or revised forecasted costs are greater than, the previously forecasted amounts, the net realizable value may be lower than previously estimated, which could result in recognition of an impairment charge in the period in which such a determination is made.

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

Item 8.            Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,190	$1,547
Accounts receivable, net of allowance for doubtful accounts of $20 and $90, respectively	3,339	3,011
Inventories	335	141
Prepaid expenses and other current assets	255	281
Total current assets	7,119	4,980

Property and equipment:
Furniture and fixtures	164	486
Leasehold improvements	26	426
Equipment	998	3,561
	1,188	4,473
Accumulated depreciation	702	4,102
	486	371

Intangible assets, net	3,485	2,795
Deferred income taxes	38	58
TOTAL ASSETS	$11,128	$8,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$563	$256
Warranty	858	1,223
Accrued compensation	288	193
Other current liabilities	778	323
Total current liabilities	2,487	1,995
TOTAL LIABILITIES	2,487	1,995

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,210,448 and 5,094,473 issued and outstanding, respectively	51	50
Additional paid-in capital	24,355	24,055
Accumulated other comprehensive loss	(310)	(363)
Accumulated deficit	(15,455)	(17,533)
Total shareholders' equity	8,641	6,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,128	$8,204

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2017	2016
Revenue:
Product sales	$5,919	$6,398
Royalties	8,605	7,744
	14,524	14,142
Cost of revenue:
Product sales	2,563	4,008
Software amortization	362	90
	2,925	4,098
Gross profit	11,599	10,044

Operating expenses:
Selling, marketing and product support	2,486	2,417
General and administrative	3,981	3,868
Research and development	3,010	2,946
Restructuring	—	126
	9,477	9,357
Operating income from operations	2,122	687
Other, net	41	(25)
Income from operations before income taxes	2,163	662
Income tax expense (benefit)	85	(25)
Net income	$2,078	$687
Net income per share:
Basic	$0.41	$0.14
Diluted	$0.40	$0.14

Weighted average number of common shares outstanding:
Basic	5,128	5,050
Diluted	5,136	5,055

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2017	2016
Net income	$2,078	$687
Other comprehensive income (loss):
Foreign currency translation adjustment	53	(105)
Comprehensive income	$2,131	$582

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2017	2016
Operating activities:
Net Income	$2,078	$687

Adjustments to reconcile net income to net cash provided (used for) by operating activities:
Depreciation	218	300
Software amortization	362	90
Stock-based compensation	301	247
Deferred income tax expense (benefit)	20	(39)
Loss on disposal of assets	2	17
Changes in operating assets and liabilities:
Accounts receivable, net	(328)	52
Inventories	(194)	507
Prepaid expenses and other current assets	26	165
Accounts payable	280	(1,263)
Accrued expenses and other current liabilities	185	(316)
Net cash provided by operating activities	2,950	447

Investing activities:
Capitalized software development costs	(1,052)	(1,675)
Purchases of property and equipment	(300)	(163)
Net cash used for continuing investing activities	(1,352)	(1,838)
Net cash provided by discontinued investing activities	—	420
Net cash used for investing activities	(1,352)	(1,418)

Financing activities:
Stock for tax withholding	—	(17)
Net cash used for financing activities	—	(17)

Effect of exchange rate changes on cash	45	(113)
Increase (decrease) in cash and cash equivalents	1,643	(1,101)

Cash and cash equivalents at beginning of period	1,547	2,648
Cash and cash equivalents at end of period	$3,190	$1,547

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$27	$—

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated
			Additional	Other
	Shares	Common	Paid-In	Comprehensive	Accumulated
	Issued	Stock	Capital	Loss	deficit	Total

Balance, December 31, 2015	5,028,000	$ 49	$ 23,826	$ (258)	$ (18,220)	$ 5,397

Stock-based compensation	70,915	1	246	—	—	247
Stock for tax withholding	(4,442)	—	(17)	—	—	(17)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(105)	—	(105)
Net income	—	—	—	—	687	687
Balance, December 31, 2016	5,094,473	$ 50	$ 24,055	$ (363)	$ (17,533)	$ 6,209

Stock-based compensation	115,975	1	300	—	—	301
Comprehensive income:
Foreign currency translation adjustment	—	—	—	53	—	53
Net income	—	—	—	—	2,078	2,078
Balance, December 31, 2017	5,210,448	$ 51	$ 24,355	$ (310)	$ (15,455)	$ 8,641

See accompanying notes to the consolidated financial statements.

Image Sensing Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Image Sensing Systems, Inc. (referred to herein as “we,” the “Company,” “us” and “our”) develops and markets video and radar processing products for use in applications such as intersection control, highway, bridge and tunnel traffic management and traffic data collection. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for certain of our products. Our products are used primarily by governmental entities.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $677,000 and $316,000 at December 31, 2017 and 2016, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of insurance limits.

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

INVENTORIES

Inventories are primarily electronic components and finished goods and are valued at the lower of cost or net realizable value determined under the first‑in, first‑out accounting method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded using the straight‑line method over the estimated useful lives of the assets and by accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Depreciation is recorded over a three to seven‑year period for financial reporting purposes.

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

INTANGIBLE ASSETS

We capitalize certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials, services, internal labor and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and we have established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic selling life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made.  In the years ended December 31, 2017 and 2016, we reached technological feasibility for certain software products and, as a result, capitalized approximately $1.1 million and $1.7 million of software development costs during the years ended December 31, 2017 and 2016, respectively.

Intangible assets with finite lives are amortized on a straight‑line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2017 and 2016, there were no indefinite‑lived intangible assets.

IMPAIRMENT OF LONG‑LIVED ASSETS

We review the carrying value of long‑lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2017 and 2016.

RESEARCH AND DEVELOPMENT

Research and development costs associated with new products are charged to operations in the period incurred.

WARRANTIES

We generally provide a two to five year warranty on product sales. We record estimated warranty costs at the time of sale and accrue for specific items at the time that their existence is known and the amounts are determinable. We estimate warranty costs using standard quantitative measures based on historical warranty claim experience and an evaluation of specific customer warranty issues. In addition, warranty provisions are recognized for certain nonrecurring product claims that are individually significant.

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

NET INCOME PER SHARE

Basic income per share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted income per share includes potentially dilutive common shares consisting of stock options and restricted stock using the treasury stock method.   Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 103,681 and 212,232 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2017 and 2016, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

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

STOCK‑BASED COMPENSATION

We measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant and recognize the cost over the period during which an employee is required to provide services in exchange for the award. Stock options or awards are granted at exercise prices equal to the closing market price of our stock on the day before the date of grant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation-Stock Compensation (Topic 718)."  ASU 2016-09 provides guidance on how an entity should account for stock compensation. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2016-09 effective January 1, 2017, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

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

On July 9, 2015, the FASB affirmed its proposal to defer the effective date of ASU 2014-09 for all entities by one year.  As a result, public business entities, certain not-for-profit entities, and certain employee benefit plans will apply ASU 2014-09 to annual reporting periods beginning after December 15, 2017.  All other entities will apply ASU 2014-09 to annual reporting periods beginning after December 15, 2018.  Additionally, the FASB affirmed its proposal to permit all entities to apply ASU 2014-09 early, but not before the original effective date for public business entities, certain not-for-profit entities, and certain employee benefit plans (that is, annual periods beginning after December 15, 2017).  Entities choosing to implement early will apply ASU 2014-09 to all interim reporting periods within the year of adoption. The Company will adopt ASU 2014-09 in its first quarter of 2018, utilizing the full retrospective transition method.  The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory."  ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value.  ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first -out and the retail inventory method.  ASU 2015-11 is effective for public companies for annual reporting  periods beginning after December 15, 2016, and interim periods within those fiscal years.  The adopted ASU 2015-11 effective January 1, 2017, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 provides guidance on how an entity should account for leases and recognize associated lease assets and liabilities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted.  ASU 2016-02 must be adopted using a modified retrospective transition, and it provides for certain practical expedients.  In addition, the transition will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. We are currently assessing the impact of ASU 2016-02 on the consolidated financial statements.

2.             Divestiture of Automatic License Plate Recognition Business

On July 9, 2015, the Company entered into a share and asset sales purchase agreement (the “SAPA”) with TagMaster AB (the “Buyer”).  Under the terms of the SAPA, the Company and Image Sensing Systems EMEA Limited, a wholly-owned subsidiary of the Company (“ISS EMEA”), sold to the Buyer the entire issued share capital of Image Sensing Systems UK Limited, a wholly-owned subsidiary of ISS EMEA, as well as certain other assets owned by the Company primarily used or primarily held for use in connection with its license plate recognition ("LPR") business.  The Buyer also agreed to assume on the closing date certain agreements and liabilities relating to the LPR business and the acquired assets.  Additionally, the Company and the Buyer entered into a transitional services agreement.

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

There was no impact from discontinued operations in 2016 or 2017.

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

4.             INVENTORIES

Inventories consisted of $335,000 and $141,000 of finished goods as of December 31, 2017 and 2016, respectively.

5.             INTANGIBLE ASSETS

Intangible assets consisted of the following (dollars in thousands):

	December 31, 2017
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(452)	2,477	8.0
Software development costs	1,008	—	1,008	—
	$7,837	$(4,352)	$3,485	8.0

	December 31, 2016
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,885	(90)	2,795	8.0
	$6,785	$(3,990)	$2,795	8.0

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Amortization
Expense
2018	$367
2019	367
2020	367
2021	367
2022	367

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

In accordance with United States generally accepted accounting principles ("GAAP"), we performed an assessment of recoverability on our software development costs, which is impacted by estimates and assumptions of future revenue and expenses for these products, as well as other factors such as changes in product technologies. We determined that the estimated undiscounted cash flows is greater than the asset carrying value and there were no impairment triggers as of December 31, 2017.

6.             CREDIT FACILITIES

In May 2014, the Company entered into a credit agreement and related documents with Alliance Bank which provided for a revolving line of credit for the Company.  The credit agreement and related documents with Alliance Bank (collectively, the “Alliance Credit Agreement”) provided up to a $5.0 million revolving line of credit bearing interest at a fixed annual rate of 3.95%. Any advances would have been secured by the Company’s inventories, accounts receivable, cash, marketable securities, and equipment. We were subject to certain covenants under the Alliance Credit Agreement. In April 2016, we entered into an agreement with Alliance Bank amending the Alliance Credit Agreement to extend the maturity date from April 1, 2016 to May 12, 2017.  We chose not to renew the Alliance Credit Agreement.

7.             WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2017	2016

Beginning balance	$1,223	$760
Warranty provisions	47	242
Warranty claims	(126)	(330)
Adjustments to preexisting warranties*	(286)	551
Ending balance	$858	$1,223

*Includes a $473,000 warranty charge in the fourth quarter of 2016 related to a legacy product that is no longer sold.

8.         INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years ended December 31,
	2017	2016

Income from operations before income taxes
Domestic	$2,364	$801
Foreign	(201)	(139)
Total	$2,163	$662

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2017	2016

Current:
Federal	$—	$—
State	5	2
Foreign	60	12
	$65	$14

Deferred:
Federal	$(3)	$—
State	—	—
Foreign	23	(39)
	20	(39)
Total income tax expense (benefit)	$85	$(25)

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2017	2016

United States federal tax statutory rate	$735	$225
State taxes, net of federal benefit	(237)	(52)
Valuation allowances against deferred tax assets	(4,798)	(58)
Research and development tax credits	22	(252)
Foreign provision different than U.S. tax rate	(11)	22
Stock option expense	6	14
Adjustment of prior year tax credits and refunds	1,231	174
Change in deferred tax rate from 35% to 21%	3,146	—
Other	(9)	(98)
Total	$85	$(25)

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	Years ended December 31,
	2017	2016

Deferred tax assets:
Accrued compensation and benefits	$49	$28
Inventory reserves	1	26
Allowance for doubtful accounts	4	5
Warranty reserves	165	367
Intangible and other assets	994	2,512
Net operating loss carryforwards	3,897	6,949
Non-qualified stock option expense	—	—
Property, equipment and other	44	156
Research and development credit	2,230	2,059
Total deferred tax asset:	7,384	12,102
Less: valuation allowance	(7,319)	(11,994)
Net deferred tax assets:	65	108

Deferred tax liabilities:
Prepaid expenses and other	(27)	(50)
Total deferred tax liability:	(27)	(50)

Total net deferred tax asset	$38	$58

As of December 31, 2017, the Company had sustained a significant accumulated tax loss. The net operating loss (“NOL”) carry forward in the United States, the United Kingdom, Hong Kong, Canada and China as of December 31, 2017 was $16 million, $515,000, $1.5 million, $129,000 and $79,000, respectively. The Company’s management believes that it is not more likely than not the net operating losses will be utilized. Accordingly, as of December 31, 2017, a full valuation allowance is provided, except for the Canadian NOL.

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

The Company has recognized no material uncertain tax positions as of December 31, 2017.  The Company files income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S federal or state and local income tax examinations by tax authorities for years before 2013.  It is difficult to predict the final timing and resolution of any particular uncertain tax position.  Based on the Company's assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation (the "Tax Act"). The Tax Act makes significant changes in U.S. tax law, including a reduction in the U.S. federal corporate income tax rate, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The Tax Act reduced the U.S. corporate tax rate from 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation did not have any income tax expense impact on the Company due to the full valuation allowance. The other provisions of the Tax Act did not have a material impact on the Company's 2017 consolidated financial statements.

With the enactment of the Tax Act, U.S. domestic taxpayers treated as U.S. shareholders of foreign subsidiaries are required to recognize in their 2017 taxation period an inclusion of accumulated earnings of such foreign subsidiaries not previously subject to U.S. taxation. The accumulated earnings with respect to U.S. shareholders pursuant to this provision under Section 965 of the Internal Revenue Code of 1986, as amended, are measured at the greater of two measurement dates, November 2, 2017 or December 31, 2017. Section 965 permits the allocation of accumulated deficits of certain foreign subsidiaries attributable to a U.S. shareholder to offset accumulated earnings of other subsidiaries attributable to such U.S. shareholder. In applying of this provision, the Company's attributable foreign subsidiary losses, most of which have been incurred in recent years, far exceed accumulated earnings within its foreign subsidiaries. Consequently, the Company does not anticipate recognition of additional gross income pursuant to Section 965 in 2017.

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

We recognized royalty income from this agreement of $8.6 million and $7.7 million in 2017 and 2016, respectively.

10.          SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty income from Econolite comprised 59% and 55% of revenue in the years ended December 31, 2017 and 2016, respectively. Accounts receivable from Econolite were $2.5 million and $1.7 million at December 31, 2017 and 2016, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations.  At December 31, 2017, Econolite comprised more than 10% of accounts receivable.

11.          RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. ISS HK and ISS UK are obligated to contribute to certain employee pension plans. We made contributions totaling $81,000 and $92,000 to the plans for 2017 and 2016, respectively.

12.         STOCK-BASED COMPENSATION

We compensate officers, directors, key employees and consultants with stock-based compensation under our stock option and incentive plans (the "Plans") approved by our shareholders and administered under the supervision of our Board of Directors.  Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of three to five years from the dates of grant, beginning one year from the date of grant, and have a contractual term of nine to ten years.

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the years ended December 31, 2017 and 2016 was $301,000 and $247,000, respectively. At December 31, 2017,  190,913 shares were available for grant under the Company's stock option and incentive plan.

Stock Options

The following table summarizes stock option activity for 2017 and 2016:

	2017		2016
	Shares	WAEP*	Shares	WAEP*
Options outstanding at beginning of year	132,500	$6.15	307,750	$5.96
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(22,000)	$8.26	(23,000)	$11.65
Forfeited	(24,750)	$5.55	(152,250)	$4.93

Options outstanding at end of year	85,750	$5.78	132,500	$6.15
Options eligible for exercise at year-end	79,875	$5.90	112,500	$6.41

     *Weighted Average Exercise Price

Options outstanding at December 31, 2017 had a weighted average remaining contractual term of 4.0 years and had no aggregate intrinsic value. Options eligible for exercise at December 31, 2017 had a weighted average remaining contractual term of 3.9 years and had no aggregate intrinsic value.

There were no stock options exercised during the fiscal years ended December 31, 2017 and 2016.

At December 31, 2017, there was approximately $4,000 of total unrecognized stock option expense related to non-vested awards, which is expected to be recognized over a weighted average period of approximately 0.36 of a year.

The fair value of stock options granted under stock‑based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black‑Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk‑free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period.  No options were granted for the years ended December 31, 2017 and 2016.

Restricted Stock and Stock Awards

Restricted stock awards are granted under the Plan at the discretion of the Compensation Committee of our Board of Directors. We issue restricted stock awards to executive officers and key consultants. These awards may contain certain performance conditions or time-based vesting criteria. The restricted stock awards granted to executive officers vest if the various performance or time-based metrics are met. Stock-based compensation is recognized for the number of awards expected to vest at the end of the period and is expensed beginning on the grant date through the end of the vesting period. At the time of vesting, the recipients of common stock may request to receive a net of the number of shares required for employee withholding taxes, which can be withheld up to the relevant jurisdiction's maximum statutory rate. Stock awards granted to consultants are recognized over the performance period based on the stock price on the date when the consultant's performance is complete.

We also issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards is determined on the grant date based on the publicly-quoted fair market value of our common stock and is charged to earnings on the grant date.

The following table summarizes restricted stock award activity for 2017:

	2017
	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2016	—	$—
Granted	115,975	$3.08
Vested	(83,975)	$3.13
Forfeited	—	$—

Awards outstanding at December 31, 2017	32,000	$2.95

As of December 31, 2017, the total stock-based compensation expense related to non-vested awards not yet recognized was $55,000, which is expected to be recognized over a weighted average period of 2.2 years.  The weighted average grant date fair value of restricted stock units granted during 2017 was $3.08. We granted restricted stock awards of 115,975 shares during 2017. During the years ended December 31, 2017 and 2016, we recognized $283,000 and $225,000, respectively, of stock-based compensation expense related to restricted stock awards.

13.          INCOME PER COMMON SHARE

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding.  As a result, stock options to acquire 103,681 and 212,232 weighted common shares have been excluded from the diluted weighted shares outstanding for the years ended December 31, 2017 and December 31, 2016, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Years ended December 31,
	2017	2016
Numerator:
Net income	$2,078	$687
Denominator:
Weighted average common shares outstanding	5,128	5,050
Dilutive potential common shares	8	5
Shares used in diluted net income per common share calculations	5,136	5,055
Basic net income per common share	$0.41	$0.14
Diluted net income per common share	$0.40	$0.14

14.          RESTRUCTURING AND EXIT ACTIVITIES

In the first quarter of 2016, the Company implemented restructuring plans in Canada.  Because of these actions, restructuring charges of approximately $126,000 were recorded in 2016 related to employee terminations.

The following table shows the restructuring activity for 2016 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total
Balance at January 1, 2016	$—	$—	$—
Charges	126	—	126
Settlements	(126)	—	(126)
Balance at December 31, 2016	$—	$—	$—

No restructuring charges were recorded in 2017.

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Europe Limited (ISS Europe) located in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) located in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany. We incurred $31,000 and $35,000 of legal entity closure costs during 2017 and 2016, respectively.

15.          SEGMENT INFORMATION

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2017
	Intersection	Highway	Total

Revenue	$10,109	$4,415	$14,524
Gross profit	9,048	2,551	11,599
Amortization of intangible assets	362	—	362
Intangible assets	2,477	1,008	3,485

	For the year ended December 31, 2016
	Intersection	Highway	Total

Revenue	$8,829	$5,313	$14,142
Gross profit	8,099	1,945	10,044
Amortization of intangible assets	90	—	90
Intangible assets	2,795	—	2,795

We derived the following percentages of our net revenues from the following geographic regions:

	For the year ended December 31,
	2017	2016
Asia Pacific	1%	1%
Europe	16%	17%
North America	83%	82%

No countries other than the United States had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long‑lived assets held outside of the United States, not including intangible assets, was $98,000 and $82,000 at December 31, 2017 and 2016, respectively.

16.          COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent office space and equipment under operating lease agreements expiring at various dates through November 2022.  Rent expense for office facilities was $574,000 in 2017 and $490,000 in 2016.  Minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

Future Lease
Payments
2018	$232
2019	228
2020	137
2021	10
2022	9

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

On May 5, 2016, Econolite, our exclusive North American manufacturer and distributor, served a complaint on us for a lawsuit filed by Econolite in the Superior Court of the State of California for the County of Orange.  The complaint asserted claims against us under the Manufacturing, Distributing and Technology License Agreement, as amended, with Econolite (the “Econolite Agreement”) for breach of contract and breach of implied covenant of good faith and fair dealing and sought specific performance related to the transition of North American RTMS sales and marketing activities from Econolite to us in July 2014.  In the complaint, Econolite requested damages from us in an amount to be proven at trial and sought certain other remedies.  On May 27, 2016, we removed the case to the Federal District Court, District of Central California.  On November 15, 2016, Econolite and the Company entered into an Arbitration Agreement.  On November 16, 2016, Econolite voluntarily dismissed all of its claims against the Company in the U.S. District Court but filed a demand for arbitration with JAMS (which is an alternative dispute resolution provider), asserting the same claims against the Company that it had asserted in the lawsuit.  Arbitration commenced on November 16, 2016. On January 23, 2018, the Company received the arbitrator's final decision concerning this matter.  As a result of the arbitrator's decision, the Company is to pay to Econolite $262,000 for unused RTMS inventory and $246,000 for RTMS royalties.  The Company was awarded $205,000 for RTMS royalties already paid to Econolite.  As a result, the Company recorded $303,000 of expense in its financial statements as of and for the quarter ended December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Image Sensing Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Boulay PLLP

We have served as the Company's auditor since 2016.

Minneapolis, Minnesota

March 14, 2018

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework 2013”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The sections entitled “Proposal 1 ‑ Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation” and “Director Compensation - 2017” in our definitive proxy statement for the 2018 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities reflected in
Plan Category	warrants and rights	rights	the first column)(1)

Equity compensation plans approved by shareholders	85,750	$5.78	105,163

 (1)  The 105,163 shares available for grant under the 2014 Stock Option and Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock‑based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2018 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2018 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 14.    Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit‑Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2018 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)                 Documents filed as part of this report:

1.                   Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flow for the years ended December 31, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016

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

10.14*

Amended and Restated Employment Agreement dated as of April 22, 2014 by and between ISS and Dale E. Parker, incorporated by reference to Exhibit 10.2 to ISS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 0-26056) (March 31, 2014 Form 10-Q).

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

21	List of Subsidiaries of ISS (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

Image Sensing Systems, Inc.

/s/ Chad A. Stelzig                                                                                                                               Date: March 14, 2018

Chad A. Stelzig

President and Chief Executive Officer

(Principal Executive Officer)

Each person whose signature to this Annual Report on Form 10‑K appears below hereby constitutes and appoints Chad A. Stelzig and Todd C. Slawson, and each of them, as his true and lawful attorney‑in‑fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report on Form 10‑K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10‑K or any amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney‑in‑fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Chad A. Stelzig	Date: March 14, 2018
Chad A. Stelzig President and Chief Executive Officer (Principal Executive Officer)

/s/ Todd C. Slawson	Date: March 14, 2018
Todd C. Slawson Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Andrew T. Berger	Date: March 14, 2018
Andrew T. Berger Executive Chairman of the Board of Directors

/s/ Paul F. Lidsky	Date: March 14, 2018
Paul F. Lidsky Director

/s/ James W. Bracke	Date: March 14, 2018
James W. Bracke Director

/s/ Geoffrey C. Davis	Date: March 14, 2018
Geoffrey C. Davis Director

Exhibit Index

Exhibit No.	Description
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
10.2*

Benefit Agreement dated as of July 28, 2014 between ISS and Richard A. Ehrich incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).

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

53

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

10.14*

Amended and Restated Employment Agreement dated as of April 22, 2014 by and between ISS and Dale E. Parker, incorporated by reference to Exhibit 10.2 to ISS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 0-26056) (March 31, 2014 Form 10-Q).

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

21	List of Subsidiaries of ISS (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
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

