Form 10-Q
period 2018-03-31
IMAGE SENSING SYSTEMS INC
filed 2018-05-14
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, $0.01 par value per share	5,256,226 shares
1

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2018	December 31,
	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,322	$3,190
Accounts receivable, net of allowance for doubtful accounts of $23 and $20, respectively	2,756	3,339
Inventories	388	335
Prepaid expenses and other current assets	347	255
Total current assets	6,813	7,119

Property and equipment:
Furniture and fixtures	164	164
Leasehold improvements	26	26
Equipment	1,046	998
	1,236	1,188
Accumulated depreciation	764	702
	472	486

Intangible assets, net	3,440	3,485
Deferred income taxes	37	38
TOTAL ASSETS	$10,762	$11,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$612	$563
Warranty	777	858
Accrued compensation	170	288
Other current liabilities	505	778
Total current liabilities	2,064	2,487
TOTAL LIABILITIES	2,064	2,487

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,256,226 and 5,210,448
issued and outstanding at March 31, 2018 and December 31, 2017, respectively	52	51
Additional paid-in capital	24,429	24,355
Accumulated other comprehensive loss	(311)	(310)
Accumulated deficit	(15,472)	(15,455)
Total shareholders' equity	8,698	8,641
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,762	$11,128

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2018	2017
Revenue:
Product sales	$844	$1,440
Royalties	2,166	1,644
	3,010	3,084
Cost of revenue:
Product sales	355	544
Royalties	92	90
	447	634
Gross profit	2,563	2,450

Operating expenses:
Selling, general and administrative	1,761	1,436
Research and development	819	816
	2,580	2,252
Operating income (loss) from operations	(17)	198
Other, net	—	3
Income (loss) from operations before income taxes	(17)	201
Income tax expense	—	4
Net income (loss)	$(17)	$197
Net income (loss) per share:
Basic	$(0.00)	$0.04
Diluted	$(0.00)	$0.04

Weighted average number of common shares outstanding:
Basic	5,181	5,096
Diluted	5,181	5,096

See accompanying notes to the condensed consolidated financial statements.

4

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2018	2017
Net income (loss)	$(17)	$197
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	7
Comprehensive income (loss)	$(18)	$204

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$(17)	$197

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	63	65
Software amortization	111	90
Stock-based compensation	85	65
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	583	199
Inventories	(53)	(83)
Prepaid expenses and other current assets	(69)	(10)
Accounts payable	24	297
Accrued expenses and other current liabilities	(472)	(126)
Net cash provided by operating activities	256	694

Investing activities:
Capitalized software development costs	(66)	(95)
Purchases of property and equipment	(47)	(33)
Net cash used for investing activities	(113)	(128)

Financing activities:
Stock for tax withholding	(10)	—
Net cash used for financing activities	(10)	—

Effect of exchange rate changes on cash	(1)	7
Increase in cash and cash equivalents	132	573

Cash and cash equivalents at beginning of period	3,190	1,547
Cash and cash equivalents at end of period	$3,322	$2,120

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$25	$11
Capitalization of software development costs in accounts payable	—	79

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

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

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC.

Summary of Significant Accounting Policies

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position and may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

Under ASU 2014-09, we recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:
●	Identification of a contract, or contracts, with a customer;
●	Identification of performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy a performance obligation

Revenue disaggregated by revenue source for the three months ended March 31, 2018 and 2017, consists of the following (in thousands). Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

	Three Months Ended March 31,
	2018	2017
Product sales	$844	$1,440
Royalties	2,166	1,644
Total revenue	$3,010	$3,084

Product Sales:

Product revenue is generated from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems in Europe and Asia. Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Certain product sales may contain multiple performance obligations for revenue recognition purposes.  Multiple performance obligations may include the hardware, software, installation services, training, and support.  In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price.  We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers.  For performance obligations without observable stand-alone prices charged to customers, we evaluate the adjusted market assessment approach, the expected cost plus margin approach, and stand-alone sales to estimate the stand-alone selling prices.

Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. Our payment terms may vary by the type and location of our customer and the products or services offered.

We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable.  The term between invoicing and when payment is due is not significant.  For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based on historical sales returns and changes in end user demand.

Royalties:

Econolite Control Products, Inc. (“Econolite”) is our licensee that sells our  Autoscope video system products in the United States, Mexico, Canada and the Caribbean. The royalty of approximately 50% of the gross profit on licensed products is recognized when the products are shipped or delivered by Econolite to its customers.

Practical Expedients and Exemptions:

We generally expense sales commissions when incurred because the amortization periods would have been one year or less.  These costs are recorded within sales and marketing expense.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Inventories

Inventories are primarily electronic components and finished goods and are valued at the lower of cost or net realizable value on the first-in, first-out accounting method.

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

Intangible Assets

We capitalize certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials, services, internal labor and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and we have established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product's estimated economic selling life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value has been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products in a prior quarter, we capitalized approximately $66,000 and $174,000 of software development costs during the quarters ended March 31, 2018 and 2017, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both March 31, 2018 and December 31, 2017, we determined there was no impairment of intangible assets. At both March 31, 2018 and 2017, there were no indefinite-lived intangible assets.

Note B: Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605).  We adopted Topic 606 as of January 1, 2018 using the full retrospective transition method. See Revenue Recognition above for further details.

Accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". ASU 2016-02 provides guidance on how an entity should account for leases and recognize associated lease assets and liabilities.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and it provides for certain practical expedients.  In addition, the transition will require application of ASU 2016-02 at the beginning of the earliest comparative period presented. We are currently assessing the impact of ASU 2016-02 on the consolidated financial statements.

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

Note D: Inventories

Inventories consisted of approximately $388,000 and $335,000 of finished goods as of March 31, 2018 and December 31, 2017, respectively.

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2018
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(544)	2,385	8.0
Software development in process costs	846	—	846	—
Wrong Way development costs	228	(19)	209	2.0
Total	$7,903	$(4,463)	$3,440	7.6

	December 31, 2017
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(452)	2,477	8.0
Software development in process costs	1,008	—	1,008	—
	$7,837	$(4,352)	$3,485	8.0

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

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2018	2017

Beginning balance	$858	$1,223
Warranty provisions	30	10
Warranty claims	(11)	(60)
Adjustments to preexisting warranties	(102)	(51)
Currency	2	2
Ending balance	$777	$1,124

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2018 and 2017 was $85,000 and $65,000, respectively. At March 31, 2018, 142,887 shares were available for grant under the Company's stock option and incentive plan.

Stock Options

A summary of the option activity for the first three months of 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	85,750	$5.78	4.00	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(13,500)	$5.25	—	$—

Options outstanding at March 31, 2018	72,250	$5.88	3.50	$668
Options exercisable at March 31, 2018	67,625	$6.00	3.32	$529

There were no options exercised during the three-month periods ended March 31, 2018 and March 31, 2017. As of March 31, 2018, there was $1,000 of total unrecognized compensation cost related to non-vested stock options. The weighted average period over which the compensation cost is expected to be recognized is 0.11 of a year.

Restricted Stock Awards and Stock Awards

Restricted stock awards are granted under the Plan at the discretion of the Compensation Committee of our Board of Directors. We issue restricted stock awards to executive officers and key consultants. These awards may contain certain performance conditions or time-based vesting criteria.  The restricted stock awards granted to executive officers vest if the various performance or time-based metrics are met.  Stock-based compensation is recognized for the number of awards expected to vest at the end of the period and is expensed beginning on the grant date through the end of the vesting period. At the time of vesting of the restricted stock awards, the recipients of common stock may request to receive a net of the number of shares required for employee withholding taxes, which can be withheld up to the relevant jurisdiction's maximum statutory rate. Stock awards to consultants are recognized over the performance period based on the stock price on the date when the consultant's performance is complete.

We also issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards to employees is determined on the grant date based on the publicly-quoted fair market value of our common stock and is charged to earnings on the grant date.

The following table summarizes restricted stock award activity for the first three months of 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2017	32,000	$2.95
Granted	58,026	3.32
Vested	(28,636)	3.57
Forfeited	(10,000)	2.95
Awards outstanding at March 31, 2018	51,390	$3.02

As of March 31, 2018, the total stock-based compensation expense related to non-vested awards not yet recognized was $145,000, which is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of restricted stock awards granted during the three-month period ended March 31, 2018 was $3.32. We granted restricted stock awards of 58,026 shares during the three-month period ended March 31, 2018. During the three-month periods ended March 31, 2018 and March 31, 2017, we recognized $84,000 and $63,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income (loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 83,086 and 125,222 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2018 and 2017, respectively.

A reconciliation of net income (loss) per share is as follows (in thousands except per share data):

	Three-Month Periods Ended March 31,
	2018	2017

Numerator:
Net income (loss)	$(17)	$197
Denominator:
Weighted average common shares outstanding	5,181	5,096
Dilutive potential common shares	—	—
Shares used in diluted net loss per common share calculations	5,181	5,096
Basic net income (loss) per common share	$(0.00)	$0.04
Diluted net income (loss) per common share	$(0.00)	$0.04

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$2,417	$1,904	$593	$1,180	$3,010	$3,084
Gross profit	2,186	1,735	377	715	2,563	2,450
Amortization of intangible assets	92	90	19	—	111	90
Intangible assets	2,385	2,772	1,055	107	3,440	2,879

Note K: Restructuring and Exit Activities

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Europe Limited (ISS Europe) located in the United Kingdom; Image Sensing Systems Europe Limited S.P.Z.O.O (ISS Poland) located in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany.  We incurred no costs for entity closures in the periods ended March 31, 2018 and 2017.

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
16

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

Non-GAAP Operating Measure. We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of depreciating fixed assets and amortizing intangible assets, and may exclude other non-recurring items. Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP income (loss) from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2018	2017

Income (loss) from operations	$(17)	$198
Adjustments to reconcile to non-GAAP income
Depreciation	63	65
Amortization of intangible assets	111	90
Restructuring charges	—	—
Non-GAAP income from continuing operations	$157	$353

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$2,417	$1,904	$593	$1,180	$3,010	$3,084
Gross profit	2,186	1,735	377	715	2,563	2,450
Amortization of intangible assets	92	90	19	—	111	90
Intangible assets	2,385	2,772	1,055	107	3,440	2,879

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,
	2018	2017
Product sales	28.0%	46.7%
Royalties	72.0	53.3
Total revenue	100.0	100.0
Gross profit - product sales	57.9	62.2
Gross profit - royalties	95.8	94.5
Selling, general and administrative	58.5	46.6
Research and development	27.2	26.5
Income (loss) from operations	(0.6)	6.5
Income tax expense	—	0.1
Net income (loss)	(0.6)	6.4

Total revenue decreased to $3.0 million in the three-month period ended March 31, 2018, from $3.1 million in the same period in 2017, a decrease of 2.4%. Royalty income increased to $2.2 million in the first quarter of 2018 from $1.6 million in the first quarter of 2017, an increase of 31.8%.  Product sales decreased to $844,000 in the first quarter of 2018 from $1.4 million in the first quarter of 2017, a decrease of 41.4%. The decrease in product sales resulted from lower volumes in all jurisdictions.

Revenue for the Intersection segment increased to $2.4 million in the three-month period ended March 31, 2018, from $1.9 million in the three-month period ended March 31, 2017, an increase of 26.9%.  The increase can be primarily attributed to higher sales volumes by our partner, Econolite.

Revenue for the Highway segment decreased to $593,000 in the three-month period ended March 31, 2018, from $1.2 million in the three-month period ended March 31, 2017, a decrease of 49.7%. The decrease in revenue in the Highway segment is attributable to reduced product sales into all jurisdictions.  Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit.  Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins.

Gross profit for product sales decreased to 57.9% in the three months ended March 31, 2018, from 62.2% in the three months ended March 31, 2017. Product sales gross profit decreased $407,000 or 45.4% in the three months ended March 31, 2018, compared to the prior year period. The decrease in gross margin percent in the three months ended March 31, 2018, is primarily due to a higher percentage of Autoscope video product sold during the quarter, compared to the same period in the prior year.  Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions have higher margins.

Gross profit for royalty sales for the three months ended March 31, 2018, increased to 95.8% from 94.5% in the same period in 2017. Gross profit from royalties increased $520,000 or 33.5% in the three months ended March 31, 2018, compared to the prior year period.  The increase in royalty gross margin percent is due to the higher volume of royalty sales in the first quarter of 2018, compared to the prior year period.

Selling, general and administrative expense was $1.8 million or 58.5% of total revenue in the first quarter of 2018 compared to $1.4 million or 46.6% of total revenue in the first quarter of 2017. The increase in expense is primarily the result of increased sales and marketing costs related to a semi-annual trade show, Intertraffic, that took place in the first quarter of 2018.

Research and development expense increased to $819,000 or 27.2% of total revenue in the three-month period ended March 31, 2018, from $816,000 or 26.5% of total revenue in the three-month period ended March 31, 2017.  We capitalized $66,000 of costs associated with software development projects in the three-month period ended March 31, 2018, compared to capitalized software of $174,000 in the comparable prior year period.

Income tax expense of $4,000 or 0.1% of revenue was recorded for the quarter ended March 31, 2017.  There was no income tax expense recorded in the first quarter of 2018.

Consolidated net loss from operations was $17,000 in the three month period ended March 31, 2018 compared to a net income from operations of $198,000 in the comparable prior year period.  There was no consolidated net loss per basic share for the three months ended March 31, 2018, compared to a net income per basic share of $0.04 for the three months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, we had $3.3 million in cash and cash equivalents compared to $3.2 million in cash and cash equivalents at December 31, 2017.

Net cash provided by operating activities was $256,000 in the first three months of 2018 compared to net cash provided by operating activities of $694,000 in the same period in 2017.  The decrease in net cash provided by operating activities in the first three months of 2018 compared to the prior year period can be primarily attributed to a $214,000 decrease in net income as well as the payment timing of outstanding payables and accruals.

Net cash used for investing activities was $113,000 for the first three months of 2018 compared to net cash used for investing activities of $128,000 in the same period in 2017. The decrease of the amount of net cash used for investing activities in the first three months of 2018 compared to the prior year period is the result of capitalized internal software development costs decreasing compared to the prior year period.

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

We believe that cash and cash equivalents on hand at March 31, 2018 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2018 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Some of the risk factors to which we and our business are subject are described in the section entitled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 14, 2018	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2018	By:	/s/ Todd C. Slawson
Todd C. Slawson
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

