Form 10-Q
period 2018-06-30
IMAGE SENSING SYSTEMS INC
filed 2018-08-09
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $0.01 par value per share	5,269,809 shares
1

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,690	$3,190
Accounts receivable, net of allowance for doubtful accounts of $24 and $20, respectively	2,974	3,339
Inventories	648	335
Prepaid expenses and other current assets	413	255
Total current assets	7,725	7,119

Property and equipment:
Furniture and fixtures	163	164
Leasehold improvements	26	26
Equipment	1,044	998
	1,233	1,188
Accumulated depreciation	820	702
	413	486

Intangible assets, net	3,356	3,485
Deferred income taxes	36	38
TOTAL ASSETS	$11,530	$11,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$771	$563
Warranty	693	858
Accrued compensation	212	288
Other current liabilities	623	778
Total current liabilities	2,299	2,487
TOTAL LIABILITIES	2,299	2,487

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,269,809 and 5,210,448
issued and outstanding at June 30, 2018 and December 31, 2017, respectively	52	51
Additional paid-in capital	24,467	24,355
Accumulated other comprehensive loss	(327)	(310)
Accumulated deficit	(14,961)	(15,455)
Total shareholders' equity	9,231	8,641
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,530	$11,128

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Revenue:
Product sales	$1,376	$1,629	$2,220	$3,069
Royalties	2,517	1,846	4,683	3,490
	3,893	3,475	6,903	6,559
Cost of revenue:
Product sales	609	708	964	1,252
Royalties	92	90	184	180
	701	798	1,148	1,432
Gross profit	3,192	2,677	5,755	5,127

Operating expenses:
Selling, general and administrative	1,765	1,656	3,526	3,092
Research and development	916	728	1,735	1,544
	2,681	2,384	5,261	4,636
Operating income from operations	511	293	494	491
Other, net	—	30	—	33
Income from operations before income taxes	511	323	494	524
Income tax expense	—	—	—	4
Net income	$511	$323	$494	$520
Net income per share:
Basic	$0.10	$0.06	$0.10	$0.10
Diluted	$0.10	$0.06	$0.10	$0.10

Weighted average number of common shares outstanding:
Basic	5,206	5,117	5,194	5,107
Diluted	5,219	5,128	5,194	5,107

See accompanying notes to the condensed consolidated financial statements.

4

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Net income	$511	$323	$494	$520
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	24	(17)	31
Comprehensive income	$495	$347	$477	$551

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six-Month Periods Ended June 30,
	2018	2017
Operating activities:
Net income	$494	$520

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126	127
Software amortization	231	180
Stock-based compensation	123	153
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	365	709
Inventories	(313)	(132)
Prepaid expenses and other current assets	(136)	(69)
Accounts payable	206	237
Accrued expenses and other current liabilities	(396)	(102)
Net cash provided by operating activities	701	1,623

Investing activities:
Capitalized software development costs	(102)	(441)
Purchases of property and equipment	(79)	(101)
Net cash used for investing activities	(181)	(542)

Financing activities:
Stock for tax withholding	(10)	—
Net cash used for financing activities	(10)	—

Effect of exchange rate changes on cash	(10)	28
Increase in cash and cash equivalents	500	1,109

Cash and cash equivalents at beginning of period	3,190	1,547
Cash and cash equivalents at end of period	$3,690	$2,656

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$2	$16
Capitalization of software development costs in accounts payable	—	125

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

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

Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC.

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

We determine revenue recognition through the following steps:
●	Identification of a contract, or contracts, with a customer;
●	Identification of performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017 consists of the following (in thousands). Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$1,376	$1,629	$2,220	$3,069
Royalties	2,517	1,846	4,683	3,490
Total revenue	$3,893	$3,475	$6,903	$6,559

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value has been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products in a prior quarter, we capitalized approximately $36,000 and $392,000 of software development costs during the quarters ended June 30, 2018 and 2017, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both June 30, 2018 and December 31, 2017, we determined there was no impairment of intangible assets. At both June 30, 2018 and 2017, there were no indefinite-lived intangible assets.

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

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock Compensation (Topic 718)".  ASU 2018-07 largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing.  The new guidance will be effective on January 1, 2019.  We are currently evaluating the potential impact that ASU No. 2018-07 may have on the consolidated financial statements.

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

Note D: Inventories

Inventories consisted of approximately $648,000 and $335,000 of finished goods as of June 30, 2018 and December 31, 2017, respectively.

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2018
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(636)	2,293	8.0
Software development in process costs	882	—	882	—
Wrong Way development costs	228	(47)	181	2.0
Total	$7,939	$(4,583)	$3,356	7.6

	December 31, 2017
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(452)	2,477	8.0
Software development in process costs	1,008	—	1,008	—
Total	$7,837	$(4,352)	$3,485	8.0

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

Note G: Warranties

We generally provide a 2 to 5 year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2018	2017

Beginning balance	$858	$1,223
Warranty provisions	80	26
Warranty claims	(18)	(74)
Adjustments to preexisting warranties	(222)	(107)
Currency	(5)	4
Ending balance	$693	$1,072

Note H: Stock-Based Compensation

We compensate officers, directors, key employees and consultants with stock-based compensation under the Image Sensing Systems, Inc. 2005 Stock Incentive Plan (the "2005 Plan") and the Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan (the "2014 Plan"), both of which were approved by our shareholders and administered under the supervision of our Board of Directors. Although stock options granted under the 2005 Plan are still outstanding, the 2005 Plan expired, and the Company can no longer grant options or other awards under the 2005 Plan.  Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of 3 to 5 years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of 9 to 10 years.

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2018 and 2017 was $38,000 and $88,000, respectively. Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2018 and 2017 was $123,000 and $153,000, respectively. At June 30, 2018, 129,304 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the option activity for the first six months of 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	85,750	$5.78	4.00	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(8,000)	$6.12	—	$—
Forfeited	(22,875)	$5.00	—	$363

Options outstanding at June 30, 2018	54,875	$6.06	3.44	$—
Options exercisable at June 30, 2018	54,875	$6.06	3.44	$—

There were no options exercised during the three and six-month periods ended June 30, 2018 and June 30, 2017. During the six-month periods ended June 30, 2018 and June 30, 2017, we recognized $1,000 and $11,000, respectively, of stock-based compensation expense related to stock options.  As of June 30, 2018, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock Awards and Stock Awards

Restricted stock awards are granted under the 2014 Plan at the discretion of the Compensation Committee of our Board of Directors. We issue restricted stock awards to executive officers and key consultants. These awards may contain certain performance conditions or time-based vesting criteria. The restricted stock awards granted to executive officers vest if the various performance or time-based metrics are met.  Stock-based compensation is recognized for the number of awards expected to vest at the end of the period and is expensed beginning on the grant date through the end of the vesting period. At the time of vesting of the restricted stock awards, the recipients of common stock may request to receive a net of the number of shares required for employee withholding taxes, which can be withheld up to the relevant jurisdiction's maximum statutory rate. Stock awards to consultants are recognized over the performance period based on the stock price on the date when the consultant's performance is complete.

We also issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to stock awards to employees is determined on the grant date based on the publicly-quoted fair market value of our common stock and is charged to earnings on the grant date.

The following table summarizes restricted stock award activity for the first six months of 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2017	32,000	$2.95
Granted	76,943	3.48
Vested	(34,732)	3.67
Forfeited	(15,334)	2.95
Awards outstanding at June 30, 2018	58,877	$3.22

As of June 30, 2018, the total stock-based compensation expense related to non-vested awards not yet recognized was $169,000, which is expected to be recognized over a weighted average period of 2.6 years. The weighted average grant date fair value of restricted stock awards granted during the six-month period ended June 30, 2018 was $3.48. We granted restricted stock awards of 76,943 shares during the six-month period ended June 30, 2018. During the six-month periods ended June 30, 2018 and June 30, 2017, we recognized $122,000 and $142,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income (loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 50,919 and 107,247 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2018 and 2017, respectively, and 96,004 and 132,273 weighted common shares have been excluded from the diluted weighted shares outstanding for the six-month periods ended June 30, 2018 and 2017, respectively.

A reconciliation of net income per share is as follows (in thousands except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017

Numerator:
Net income	$511	$323	$494	$520
Denominator:
Weighted average common shares outstanding	5,206	5,117	5,194	5,107
Dilutive potential common shares	13	11	—	—
Shares used in diluted net income per common share calculations	5,219	5,128	5,194	5,107
Basic net income per common share	$0.10	$0.06	$0.10	$0.10
Diluted net income per common share	$0.10	$0.06	$0.10	$0.10

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$2,842	$2,214	$1,051	$1,261	$3,893	$3,475
Gross profit	2,596	1,954	596	723	3,192	2,677
Amortization of intangible assets	92	90	28	—	120	90
Intangible assets	2,293	2,635	1,063	546	3,356	3,181

	Six Months Ended June 30,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$5,259	$4,118	$1,644	$2,441	$6,903	$6,559
Gross profit	4,782	3,689	973	1,438	5,755	5,127
Amortization of intangible assets	184	180	47	—	231	180
Intangible assets	2,293	2,635	1,063	546	3,356	3,181

Note K: Restructuring and Exit Activities

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Europe Limited (ISS Europe) located in the United Kingdom; Image Sensing Systems Europe Limited S.P.Z.O.O (ISS Poland) located in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany. We incurred $3,000 of costs for entity closures in the three-month period ended June 30, 2018 with no costs incurred in the comparable prior year period.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017

Income from operations	$511	$293	$494	$491
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	120	90	231	180
Depreciation	63	62	126	127
Non-GAAP income from continuing operations	$694	$445	$851	$798

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$2,842	$2,214	$1,051	$1,261	$3,893	$3,475
Gross profit	2,596	1,954	596	723	3,192	2,677
Amortization of intangible assets	92	90	28	—	120	90
Intangible assets	2,293	2,635	1,063	546	3,356	3,181

	Six Months Ended June 30,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$5,259	$4,118	$1,644	$2,441	$6,903	$6,559
Gross profit	4,782	3,689	973	1,438	5,755	5,127
Amortization of intangible assets	184	180	47	—	231	180
Intangible assets	2,293	2,635	1,063	546	3,356	3,181

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended June 30,
	2018	2017
Product sales	35.3%	46.9%
Royalties	64.7	53.1
Total revenue	100.0	100.0
Gross profit - product sales	55.7	56.5
Gross profit - royalties	96.3	95.1
Selling, general and administrative	45.3	47.7
Research and development	23.5	20.9
Income from operations	13.1	9.3
Income tax expense	—	—
Net income	13.1	9.3

	Six-Month Periods Ended June 30,
	2018	2017
Product sales	32.2%	46.8%
Royalties	67.8	53.2
Total revenue	100.0	100.0
Gross profit - product sales	56.6	59.2
Gross profit - royalties	96.1	94.8
Selling, general and administrative	51.1	47.1
Research and development	25.1	23.5
Income from operations	7.2	8.0
Income tax expense	—	0.1
Net income	7.2	7.9

Total revenue increased to $3.9 million in the three-month period ended June 30, 2018, from $3.5 million in the same period in 2017, an increase of 12.0%, and increased to $6.9 million in the first six months of 2018, from $6.6 million in the same period in 2017, an increase of 5.2%. Royalty income increased to $2.5 million in the second quarter of 2018 from $1.8 million in the second quarter of 2017, an increase of 36.3%, and increased to $4.7 million in the first six months of 2018 from $3.5 million in the first six months of 2017, an increase of 34.2%. Product sales decreased to $1.4 million in the second quarter of 2018 from $1.6 million in the second quarter of 2017, a decrease of 15.5%, and decreased to $2.2 million in the first six months of 2018 from $3.1 million in the first six months of 2017, a decrease of 27.7%. The decrease in product sales resulted from lower volumes in all jurisdictions.

Revenue for the Intersection segment increased to $2.8 million in the three-month period ended June 30, 2018 from $2.2 million in the three-month period ended June 30, 2017, an increase of 28.4%. Revenue for the Intersection segment increased to $5.3 million in the first six months of 2018 from $4.1 million in the first six months of 2017, an increase of 27.7%. The increase can be primarily attributed to higher sales volumes by our partner, Econolite.

Revenue for the Highway segment decreased to $1.1 million in the three-month period ended June 30, 2018 from $1.3 million in the three-month period ended June 30, 2017, a decrease of 16.7%. Revenue for the Highway segment decreased to $1.6 million in the first six months of 2018 from $2.4 million in the first six months of 2017, a decrease of 32.7%. The decrease in revenue in the Highway segment is attributable to reduced product sales into all jurisdictions.  Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit.  Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins.

Gross profit for product sales decreased to 55.7% in the three months ended June 30, 2018 from 56.5% in the three months ended June 30, 2017. Product sales gross profit decreased $154,000, or 16.7%, in the three months ended June 30, 2018 compared to the prior year period. Gross profit for product sales decreased to 56.6% in the first six months of 2018 from 59.2% in the first six months of 2017. Product sales gross profit decreased $561,000 or 30.9% in the six months ended June 30, 2018 compared to the prior year period. The decrease in product gross margin percent in the six months ended June 30, 2018 is primarily due to a higher percentage of Autoscope video product sold during the period compared to the same period in the prior year.  Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions has higher margins.

Gross profit for royalty sales for the three months ended June 30, 2018 increased to 96.3% from 95.1% in the same period in 2017. Gross profit from royalties increased $669,000, or 38.1%, in the three months ended June 30, 2018 compared to the prior year period. Gross profit for royalty sales for the six months ended June 30, 2018 increased to 96.1% from 94.8% in the same period in 2017. Gross profit from royalties increased $1.2 million, or 35.9%, in the six months ended June 30, 2018 compared to the prior year period. The increase in royalty gross margin percent is due to the higher volume of royalty sales in the second quarter of 2018 compared to the prior year period.

Selling, general and administrative expense was $1.8 million, or 45.3% of total revenue, in the second quarter of 2018 compared to $1.7 million, or 47.7% of total revenue, in the second quarter of 2017, and increased to $3.5 million, or 51.1% of total revenue, in the first six months of 2018 compared to $3.1 million, or 47.1% of total revenue, in the first six months of 2017. The increase in expense in the second quarter of 2018 compared to the prior year period is primarily the result of increased sales and marketing costs related to a one-time severance accrual and recruiting fees for a new Vice President of Global Sales and Marketing that took place in the second quarter of 2018.  The increase in expense in the first six months of 2018 is primarily a result of the severance and placement fees incurred in the second quarter 2018 as well as costs related to a semi-annual trade show, Intertraffic, that took place in the first quarter of 2018.

Research and development expense increased to $916,000, or 23.5% of total revenue, in the three-month period ended June 30, 2018 from $728,000, or 20.9% of total revenue ,in the three-month period ended June 30, 2017, and increased to $1.7 million or 25.1% of total revenue in the six months period ended June 30, 2018 from $1.5 million, or 23.5% of total revenue, in the six months period ended June 30, 2017. We capitalized $102,000 of costs associated with software development projects in the six-month period ended June 30, 2018 compared to capitalized software costs of  $566,000 in the comparable prior year period.

Income tax expense of $4,000, or 0.1% of revenue, was recorded in the first six months of 2017.  There was no income tax expense recorded in the first six months of 2018.

Consolidated net income was $511,000 and $494,000 in the three and six-month periods ended June 30, 2018, respectively, compared to net income of $323,000 and $520,000, respectively,  in the comparable prior year periods.  Consolidated net income per basic and diluted share was $0.10 and $0.10 for the three and six months ended June 30, 2018, respectively, compared to a net income per basic and diluted share of $0.06 and $0.10 for the three and six months ended June 30, 2017, respectively.

Liquidity and Capital Resources

At June 30, 2018, we had $3.7 million in cash and cash equivalents compared to $3.2 million in cash and cash equivalents at December 31, 2017.

Net cash provided by operating activities was $701,000 in the first six months of 2018 compared to net cash provided by operating activities of $1.6 million in the same period in 2017.  The decrease in net cash provided by operating activities in the first six months of 2018 compared to the prior year period can be primarily attributed to the timing of paying outstanding accruals, the timing of collections for outstanding receivable balances, and an increase in inventory purchases in the first six months of 2018 compared to the prior year period.

Net cash used for investing activities was $181,000 for the first six months of 2018 compared to net cash used for investing activities of $542,000 in the same period in 2017. The decrease of the amount of net cash used for investing activities in the first six months of 2018 compared to the prior year period is primarily the result of capitalized internal software development costs decreasing compared to the prior year period.

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

We believe that cash and cash equivalents on hand at June 30, 2018 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2018 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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
  tariffs and other trade barriers;
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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 9, 2018	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ Todd C. Slawson
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

