Form 10-Q
period 2018-09-30
IMAGE SENSING SYSTEMS INC
filed 2018-11-13
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, $0.01 par value per share	5,273,873 shares
1

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,545	$3,190
Accounts receivable, net of allowance for doubtful accounts of $78 and $20, respectively	3,722	3,339
Inventories	779	335
Prepaid expenses and other current assets	441	255
Total current assets	8,487	7,119

Property and equipment:
Furniture and fixtures	163	164
Leasehold improvements	8	26
Equipment	1,114	998
	1,285	1,188
Accumulated depreciation	867	702
	418	486

Intangible assets, net	3,239	3,485
Deferred income taxes	37	38
TOTAL ASSETS	$12,181	$11,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$564	$563
Warranty	698	858
Accrued compensation	200	288
Other current liabilities	596	778
Total current liabilities	2,058	2,487
TOTAL LIABILITIES	2,058	2,487

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,273,873 and 5,210,448
issued and outstanding at September 30, 2018 and December 31, 2017, respectively	52	51
Additional paid-in capital	24,508	24,355
Accumulated other comprehensive loss	(327)	(310)
Accumulated deficit	(14,110)	(15,455)
Total shareholders' equity	10,123	8,641
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,181	$11,128

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2018	2017	2018	2017
Revenue:
Product sales	$1,750	$1,120	$3,970	$4,189
Royalties	2,299	2,504	6,982	5,994
	4,049	3,624	10,952	10,183
Cost of revenue:
Product sales	652	512	1,616	1,764
Royalties	91	90	275	270
	743	602	1,891	2,034
Gross profit	3,306	3,022	9,061	8,149

Operating expenses:
Selling, general and administrative	1,592	1,430	5,118	4,522
Research and development	863	722	2,598	2,266
	2,455	2,152	7,716	6,788
Operating income from operations	851	870	1,345	1,361
Other, net	—	—	—	33
Income from operations before income taxes	851	870	1,345	1,394
Income tax expense	—	—	—	4
Net income	$851	$870	$1,345	$1,390
Net income per share:
Basic	$0.16	$0.17	$0.26	$0.27
Diluted	$0.16	$0.17	$0.26	$0.27

Weighted average number of common shares outstanding:
Basic	5,212	5,138	5,200	5,117
Diluted	5,244	5,151	5,206	5,121

See accompanying notes to the condensed consolidated financial statements.

4

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2018	2017	2018	2017
Net income	$851	$870	$1,345	$1,390
Other comprehensive income (loss):
Foreign currency translation adjustment	—	16	(17)	47
Comprehensive income	$851	$886	$1,328	$1,437

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2018	2017
Operating activities:
Net income	$1,345	$1,390

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	191	191
Software amortization	380	270
Stock-based compensation	164	229
Loss on disposal of assets	5	2
Changes in operating assets and liabilities:
Accounts receivable, net	(383)	(80)
Inventories	(444)	(285)
Prepaid expenses and other current assets	(163)	(120)
Accounts payable	10	448
Accrued expenses and other current liabilities	(430)	110
Net cash provided by operating activities	675	2,155

Investing activities:
Capitalized software development costs	(134)	(833)
Purchases of property and equipment	(163)	(148)
Net cash used for investing activities	(297)	(981)

Financing activities:
Stock for tax withholding	(10)	—
Net cash used for financing activities	(10)	—

Effect of exchange rate changes on cash	(13)	35
Increase in cash and cash equivalents	355	1,209

Cash and cash equivalents at beginning of period	3,190	1,547
Cash and cash equivalents at end of period	$3,545	$2,756

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$18	$85
Capitalization of software development costs in accounts payable	—	38

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

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

Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC.

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2018 and 2017 consists of the following (in thousands). Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$1,750	$1,120	$3,970	$4,189
Royalties	2,299	2,504	6,982	5,994
Total revenue	$4,049	$3,624	$10,952	$10,183

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

Intangible Assets

We capitalize certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials, services, internal labor and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and we have established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product's estimated economic selling life, using the greater of the straight-line method or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value has been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products in a prior quarter, we capitalized approximately $32,000 and $305,000 of software development costs during the quarters ended September 30, 2018 and 2017, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both September 30, 2018 and December 31, 2017, we determined there was no impairment of intangible assets. At both September 30, 2018 and 2017, there were no indefinite-lived intangible assets.

Note B: Recent Accounting Pronouncements

Accounting pronouncement recently adopted

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. We anticipate the first presentation of changes in consolidated stockholders' equity will be included in Form 10-Q for the quarter ended March 31, 2019.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$642	$288
Components	137	47
Total	$779	$335

Note E: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2018
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(727)	2,202	8.0
Software development in process costs	446	—	446	—
IntellitraffiQ development costs	468	(29)	439	4.0
Wrong Way development costs	228	(76)	152	2.0
Total	$7,971	$(4,732)	$3,239	7.1

	December 31, 2017
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(452)	2,477	8.0
Software development in process costs	1,008	—	1,008	—
Total	$7,837	$(4,352)	$3,485	8.0

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

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2018	2017

Beginning balance	$858	$1,223
Warranty provisions	103	38
Warranty claims	(25)	(111)
Adjustments to preexisting warranties	(231)	(167)
Currency	(7)	4
Ending balance	$698	$987

Note H: Stock-Based Compensation

We compensate officers, directors, key employees and consultants with stock-based compensation under the Image Sensing Systems, Inc. 2005 Stock Incentive Plan (the "2005 Plan") and the Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan (the "2014 Plan"), both of which were approved by our shareholders and are administered under the supervision of our Board of Directors. Although stock options granted under the 2005 Plan are still outstanding, the 2005 Plan expired, and the Company can no longer grant options or other awards under the 2005 Plan.  Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest proportionally over periods of 3 to 5 years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of 9 to 10 years.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2018 and 2017 was $41,000 and $76,000, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2018 and 2017 was $164,000 and $229,000, respectively. At September 30, 2018, 125,240 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the option activity for the first nine months of 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	85,750	$5.78	4.00	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(12,000)	$5.76	—	$—
Forfeited	(34,750)	$5.26	—	$363

Options outstanding at September 30, 2018	39,000	$6.26	3.10	$31,480
Options exercisable at September 30, 2018	39,000	$6.26	3.10	$31,480

There were no options exercised during the three and nine-month periods ended September 30, 2018 and September 30, 2017. During the nine-month periods ended September 30, 2018 and September 30, 2017, we recognized $1,000 and $16,000, respectively, of stock-based compensation expense related to stock options.  As of September 30, 2018, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table summarizes restricted stock award activity for the first nine months of 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2017	32,000	$2.95
Granted	81,007	3.61
Vested	(38,796)	3.93
Forfeited	(15,334)	2.95
Awards outstanding at September 30, 2018	58,877	$3.22

As of September 30, 2018, the total stock-based compensation expense related to non-vested awards not yet recognized was $153,000, which is expected to be recognized over a weighted average period of 2.4 years. The weighted average grant date fair value per share of restricted stock awards granted during the nine-month period ended September 30, 2018 was $3.61. We granted restricted stock awards of 81,007 shares during the nine-month period ended September 30, 2018. During the nine-month periods ended September 30, 2018 and September 30, 2017, we recognized $163,000 and $213,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income per Common Share

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 22,065 and 100,196 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2018 and 2017, respectively, and 64,041 and 132,247 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2018 and 2017, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2018	2017	2018	2017

Numerator:
Net income	$851	$870	$1,345	$1,390
Denominator:
Weighted average common shares outstanding	5,212	5,138	5,200	5,117
Dilutive potential common shares	32	13	6	4
Shares used in diluted net income per common share calculations	5,244	5,151	5,206	5,121
Basic net income per common share	$0.16	$0.17	$0.26	$0.27
Diluted net income per common share	$0.16	$0.17	$0.26	$0.27

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$2,599	$2,852	$1,450	$772	$4,049	$3,624
Gross profit	2,386	2,577	920	445	3,306	3,022
Amortization of intangible assets	91	90	58	—	149	90
Intangible assets	2,202	2,569	1,037	827	3,239	3,396

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$7,858	$6,970	$3,094	$3,213	$10,952	$10,183
Gross profit	7,168	6,266	1,893	1,883	9,061	8,149
Amortization of intangible assets	275	270	105	—	380	270
Intangible assets	2,202	2,569	1,037	827	3,239	3,396

Note K: Restructuring and Exit Activities

In the third quarter of 2018, we initiated the closure of our Bucharest, Romania office location, a sales office for Image Sensing Systems EMEA Limited.  The Company will continue doing business in the European region utilizing the Barcelona, Spain sales office.  As of September 30, 2018, we estimate the closure costs related to severance, disposal of fixed assets, and legal fees to be approximately $125,000 to be incurred in the fourth quarter of 2018.  We incurred no costs for the Romania closure in the three-month period ended September 30, 2018.

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Europe Limited (ISS Europe) located in the United Kingdom; Image Sensing Systems Europe Limited S.P.Z.O.O (ISS Poland) located in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany. We incurred no costs for entity closures in the three-month periods ended September 30, 2018 and September 30, 2017.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2018	2017	2018	2017

Income from operations	$851	$870	$1,345	$1,361
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	149	90	380	270
Depreciation	65	64	191	191
Non-GAAP income from continuing operations	$1,065	$1,024	$1,916	$1,822

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$2,599	$2,852	$1,450	$772	$4,049	$3,624
Gross profit	2,386	2,577	920	445	3,306	3,022
Amortization of intangible assets	91	90	58	—	149	90
Intangible assets	2,202	2,569	1,037	827	3,239	3,396

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2018	2017	2018	2017	2018	2017

Revenue	$7,858	$6,970	$3,094	$3,213	$10,952	$10,183
Gross profit	7,168	6,266	1,893	1,883	9,061	8,149
Amortization of intangible assets	275	270	105	—	380	270
Intangible assets	2,202	2,569	1,037	827	3,239	3,396

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,
	2018	2017
Product sales	43.2%	30.9%
Royalties	56.8	69.1
Total revenue	100.0	100.0
Gross profit - product sales	62.7	54.3
Gross profit - royalties	96.0	96.4
Selling, general and administrative	39.3	39.5
Research and development	21.3	19.9
Income from operations	21.0	24.0
Income tax expense	—	—
Net income	21.0	24.0

	Nine-Month Periods Ended September 30,
	2018	2017
Product sales	36.2%	41.1%
Royalties	63.8	58.9
Total revenue	100.0	100.0
Gross profit - product sales	59.3	57.9
Gross profit - royalties	96.1	95.5
Selling, general and administrative	46.7	44.4
Research and development	23.7	22.3
Income from operations	12.3	13.7
Income tax expense	—	—
Net income	12.3	13.7

Total revenue increased to $4.0 million in the three-month period ended September 30, 2018 from $3.6 million in the same period in 2017, an increase of 11.7%, and increased to $11.0 million in the first nine months of 2018 from $10.2 million in the same period in 2017, an increase of 7.6%. Royalty income decreased to $2.3 million in the third quarter of 2018 from $2.5 million in the third quarter of 2017, a decrease of 8.2%, and increased to $7.0 million in the first nine months of 2018 from $6.0 million in the first nine months of 2017, an increase of 16.5%. Product sales increased to $1.8 million in the third quarter of 2018 from $1.1 million in the third quarter of 2017, an increase of 56.3%, and decreased to $4.0 million in the first nine months of 2018 from $4.2 million in the first nine months of 2017, a decrease of 5.2%. The decrease in product sales primarily resulted from lower volumes into the European and Middle Eastern regions.

Revenue for the Intersection segment decreased to $2.6 million in the three-month period ended September 30, 2018 from $2.9 million in the three-month period ended September 30, 2017, a decrease of 8.9%. The decrease in revenue in the intersection segment in the third quarter of 2018 can be primarily attributed to the individually significant royalty sale through our partner, Econolite, in the same period in 2017.  There was no comparable project in the third quarter of 2018.  Revenue for the Intersection segment increased to $7.9 million in the first nine months of 2018 from $7.0 million in the first nine months of 2017, an increase of 12.7%. The increase can be primarily attributed to higher sales volumes by Econolite.

Revenue for the Highway segment increased to $1.5 million in the three-month period ended September 30, 2018 from $772,000 in the three-month period ended September 30, 2017, an increase of 87.8%. Revenue for the Highway segment decreased to $3.1 million in the first nine months of 2018 from $3.2 million in the first nine months of 2017, a decrease of 3.7%. The decrease in revenue in the Highway segment is attributable to reduced product sales into the European and Middle Eastern regions.

Gross profit for product sales increased to 62.7% in the three months ended September 30, 2018 from 54.3% in the three months ended September 30, 2017. Product sales gross profit increased $490,000, or 80.6%, in the three months ended September 30, 2018 compared to the prior year period.  Gross profit for product sales increased to 59.3% in the first nine months of 2018 from 57.9% in the first nine months of 2017. Product sales gross profit decreased $71,000, or 2.9%, in the nine months ended September 30, 2018 compared to the prior year period. The increase in product gross margin percent in the nine months ended September 30, 2018 is primarily due to a higher percentage of Highway product sold during the period compared to the same period in the prior year.  Additionally, the geographic sales mix of our product sales can influence margins, as product sold in some jurisdictions has higher margins.

Gross profit for royalty sales for the three months ended September 30, 2018 decreased to 96.0% from 96.4% in the same period in 2017. Gross profit from royalties decreased $206,000, or 8.5%, in the three months ended September 30, 2018 compared to the prior year period. Gross profit for royalty sales for the nine months ended September 30, 2018 increased to 96.1% from 95.5% in the same period in 2017. Gross profit from royalties increased $983,000, or 17.2%, in the nine months ended September 30, 2018 compared to the prior year period. The increase in royalty gross margin percent is due to the higher volume of royalty sales in the first nine months of 2018 compared to the prior year period.

Selling, general and administrative expense was $1.6 million, or 39.3% of total revenue, in the third quarter of 2018 compared to $1.4 million, or 39.5% of total revenue, in the third quarter of 2017, and increased to $5.1 million, or 46.7% of total revenue, in the first nine months of 2018 compared to $4.5 million, or 44.4% of total revenue, in the first nine months of 2017. The increase in expense in the third quarter of 2018 compared to the prior year period is primarily the result of an increase in bad debt reserve.  The increase in expense in the first nine months of 2018 is primarily a result of the increase in bad debt in the third quarter of 2018, severance and placement fees related to the transition of a new Vice President of Global Sales and Marketing in the second quarter 2018, and costs related to a semi-annual trade show, Intertraffic, that took place in the first quarter of 2018.

Research and development expense increased to $863,000, or 21.3% of total revenue, in the three-month period ended September 30, 2018 from $722,000, or 19.9% of total revenue, in the three-month period ended September 30, 2017, and increased to $2.6 million, or 23.7% of total revenue, in the nine months ended September 30, 2018 from $2.3 million, or 22.3% of total revenue, in the nine months period ended September 30, 2017. We capitalized $134,000 of costs associated with software development projects in the nine-month period ended September 30, 2018 compared to capitalized software costs of  $871,000 in the comparable prior year period.

Income tax expense of $4,000 was recorded in the first nine months of 2017.  There was no income tax expense recorded in the first nine months of 2018.

Consolidated net income was $851,000 and $1.3 million in the three and nine-month periods ended September 30, 2018, respectively, compared to net income of $870,000 and $1.4 million, respectively, in the comparable prior year periods.  Consolidated net income per basic and diluted share was $0.16 and $0.26 for the three and nine months ended September 30, 2018, respectively, compared to a net income per basic and diluted share of $0.17 and $0.27 for the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

At September 30, 2018, we had $3.5 million in cash and cash equivalents compared to $3.2 million in cash and cash equivalents at December 31, 2017.

Net cash provided by operating activities was $675,000 in the first nine months of 2018 compared to net cash provided by operating activities of $2.2 million in the same period in 2017.  The decrease in net cash provided by operating activities in the first nine months of 2018 compared to the prior year period can be primarily attributed to the timing of payments related to outstanding accruals and accounts payable balances, the timing of collections for outstanding receivable balances, and an increase in inventory purchases in the first nine months of 2018 compared to the prior year period.

Net cash used for investing activities was $297,000 for the first nine months of 2018 compared to net cash used for investing activities of $981,000 in the same period in 2017. The decrease of the amount of net cash used for investing activities in the first nine months of 2018 compared to the prior year period is primarily the result of capitalized internal software development costs decreasing compared to the prior year period.

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

We believe that cash and cash equivalents on hand at September 30, 2018 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 13, 2018	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2018	By:	/s/ Todd C. Slawson
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

