Form 10-K
period 2018-12-31
IMAGE SENSING SYSTEMS INC
filed 2019-03-14
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐
Non-accelerated filer ☐
Accelerated filer ☐
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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was $15,979,542 based on the closing sale price as reported on The NASDAQ Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2019 was 5,279,485 shares.

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

We are a leading provider of above-ground detection products and solutions for the intelligent transportation systems (“ITS”) industry. Our family of products, which we market as Autoscope® video or video products (“Autoscope”), RTMS® radar or radar products (“RTMS”), and IntellitraffiQ® or iQ products provides end users with the tools needed to optimize traffic flow and enhance driver safety. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. Our products provide end users with complete solutions for the intersection and transportation markets.

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, United States commuters lose 97 hours a year in congestion, which costs motorists $87 billion a year in time, an average of $1,348 per driver. We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

We market the RTMS radar systems to a network of distributors globally.  On a limited basis, we may sell directly to the end user.  We market our Autoscope video products outside the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels, through our office in Spain.  Our end users primarily include governmental agencies and municipalities.

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

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed.  According to the Federal Highway Administration, American drivers put a record 3.22 trillion miles on public roads and highways in 2017, an increase of 1.6% from 3.17 trillion miles in 2016. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. Above-ground detection-based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

The Demographics of Urbanization. Accelerated worldwide urbanization drives the creation and expansion of middle classes and produces heightened demand for automobiles. By 2018, there were 548 cities around the world with over 1 million inhabitants, and by 2030, a projected 706 cities will have at least 1 million residents. Because automobiles can be introduced to a metropolitan area faster than roadway infrastructure can be constructed, the result is continuously worsening traffic. Expanding the roadway infrastructure is slow and costly to implement, and often environmentally undesirable, so government agencies are increasingly turning to technology‑based congestion solutions that optimize performance and throughput of existing and new roadway infrastructure. Detection is the requisite common denominator for any technology‑based solution.

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

Solutions for Adjacent Markets. We believe that the adjacent markets of ITS, connected vehicles and security/surveillance are converging, and that this convergence will accelerate as above-ground detection systems become more cost‑effective now that a single sensor can be used for multiple purposes. Because the technologies involved are closely related, our sensor technology can be adapted to or is already capable of addressing these adjacent markets.

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

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last two decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Our RTMS Radar business unit was one of the first to introduce radar‑based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products.  Furthermore, Autoscope Vision is an example of development driven by our customers.  We have developed a high definition video detection solution with increased accuracy, performance, and ease of use. We have successfully collaborated with our long‑term channel partners to market these products. We believe that developing, enhancing and marketing new products with our partners can translate into strong organic revenue growth and higher levels of profitability.

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

Broad Product Portfolio. Our product portfolio leverages our core software‑based algorithms to enable end users to detect and monitor objects in a designated field of view. We believe that our family of Autoscope video, RTMS radar, and IntellitraffiQ software products allows us to offer a broad product portfolio that meets the needs of our end users.

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

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video cameras and radar units into vehicle detection and traffic data used to operate, monitor and improve the efficiency of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $3.6 million and $4.1 million on research and development in 2018 and 2017, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which to support additional product development into the automatic incident detection (AID) market. A diagram displaying our fundamental product architecture is shown below.

The Image Sensing Product Architecture

Autoscope Video. Our Autoscope video system processes video input from a traffic scene in real time and extracts the required traffic data, including vehicle presence, bicycle presence/differentiation, counts, speed, length, time occupancy (percent of time the detection zone is occupied), turning movements (quantifying the movement of vehicles) and flow rate (vehicles per hour per lane). Autoscope supports a variety of standard video cameras or can be purchased with an integrated high-definition video camera. For intersections, the system communicates with the intersection signal controller, which changes the traffic lights based on the data provided. In highway applications, the system gathers vehicle count and flow rates. In any application, the data may also be transmitted to a traffic management center via the internet or other standard communication means and processed in real time to assist in traffic management and stored for later analysis for traffic planning purposes.

The Autoscope system comes in two varieties.  Autoscope Vision is our flagship integrated product that includes a color high-definition, zoom camera and a machine vision processing computer contained in a compact housing that is our leading offering in the North American market.  Autoscope Pn-520 is our card only machine vision processing-computer that is located in an intersection signal controller, control hub, incident management center or traffic management center that receives video from a separate camera. The Pn-520 and its variants are our top selling Autoscope products in international markets. Autoscope rack-based products offer digital MPEG‑4 video streaming, high speed Ethernet interface, web browser maintenance and data and video over power line communications. The Autoscope Vision product offers digital streaming video, built-in WiFi for quick and easy setup, cost-effective three-wire cable and full screen object detection and motion tracking algorithm technology for best in class detection accuracy.

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

The RTMS radar system is available in different varieties. RTMS Sx-300 is our base, non-intrusive radar for the detection and measurement of traffic on roadways and is our leading offering in both North America and the Middle East.  The RTMS Sx-300 HDCAM has a high-definition camera that provides the user with visual setup confirmation, data capture and real-time traffic surveillance.  The Sx-300 HDCAM has been widely deployed in North America for various applications such as ramp metering and wrong way driver detection.  We also offer a wrong way module that interfaces with the Sx-300 HDCAM digital video stream and leverages our video detection algorithms to detect occurrences of vehicles driving the incorrect direction.  The event is captured and sent to the end users via short message service (SMS) and email in parallel with actuation or roadside or in-pavement warning systems.

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

Sales of Autoscope Video in the United States, Mexico, Canada and the Caribbean. We have granted Econolite an exclusive right to manufacture, market and distribute the Autoscope video system in the United States, Mexico, Canada and the Caribbean. The agreement with Econolite grants it a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from its sales of the Autoscope system. We cooperate in marketing Autoscope video products with Econolite for the United States, Mexico, Canada and the Caribbean and provide second‑tier technical support. We have the right to terminate our agreements with Econolite if it does not meet minimum annual sales levels or if Econolite fails to make payments as required by the agreements. In 2008, the term of the original agreement with Econolite, as amended, was extended to 2031. The agreement can be terminated by either party upon three years’ notice.

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

Among the companies that provide direct competition to Autoscope video worldwide are Iteris, Inc., Wavetronix, LLC, FLIR Systems, Inc., GridSmart, Signal Group Inc. (Peek), Citilog S.A., Sensys Inc., and Smartmicro Inc.  Among the companies that provide direct competition to RTMS radar worldwide are Wavetronix, LLC, Houston Radar, LLC, MS Sedco Inc., Smartmicro Sensors GmbH, and TraffiCast. To our knowledge, Autoscope video and RTMS radar have the largest number of installations as compared to their direct competitors. In addition, there are smaller local companies providing direct competition in specific markets throughout the world. We are aware that these and other companies will continue to develop technologies for use in traffic management applications. One or more of these technologies could in the future provide increased competition for our systems.

Other potential competitors of which we are aware include Siemens AG, Cognex Corp., Augusta Technologie AG, Matsushita Electric Industrial Co., Ltd. (Panasonic), Sumitomo Corporation and Omron Electronics LLC. These companies have machine vision or radar capabilities and have substantially more financial, technological, marketing, personnel and research and development resources than we have.

Manufacturing

Autoscope video products for sale under the Econolite license agreement are manufactured through agreements with Econolite. Econolite is responsible for setting warranty terms and must provide all service required under this warranty. In Europe and Asia, we engage contract manufacturers to manufacture the Autoscope family of products.

We engage E.I. Microcircuits, Inc. ("E.I. Micro") to manufacture our radar products and perform warranty and post-warranty repairs for all radar units sold.

We typically provide a two- to five-year warranty on our products.

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

Employees

As of December 31, 2018, we had 53 employees, consisting of 50 employees in North America and three employees in Europe. None of our employees are represented by a union.

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

Our products are sold primarily to governmental entities. We expect that we will continue to rely substantially on revenue and royalties from sales of our systems to governmental entities. In addition to normal business risks, it often takes considerable time before governmental initiated projects are developed to the point at which a purchase of our systems would be made, and a purchase of our products also may be subject to a time‑consuming approval process. Additionally, governmental budgets and plans may change without warning. Other risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments, significant changes in contract scheduling, competitive bidding and qualification requirements, performance bond requirements, government shutdowns intense competition for government business and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, or governmental budgetary constraints, could cause our revenue and income to drop substantially or to fluctuate significantly between fiscal periods.

A majority of our gross profit has been generated from sales of our Autoscope family of products, and if we do not maintain the market for these products, our business will be harmed.

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, our Autoscope products. Gross profit from Autoscope sales accounted for approximately 78% of our gross profit in 2018 and 74% in 2017. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. As such, any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope video system in the United States, Mexico, Canada and the Caribbean.  Our current agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope video system. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 61% in 2018 and 59% in 2017. Econolite’s account receivable represented 42% of our accounts receivable at December 31, 2018 and 77% of our accounts receivable at December 31, 2017. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management's assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.  For more information regarding our restructuring and divestiture activities in 2018 and 2017, see the discussion in Note 13 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The features and functions in our products have not been as widely utilized as traditional products offered by our competitors, and the failure of our end users to accept the features and functions in our products could adversely affect our business and growth prospects.

Video and radar technologies have not been utilized in the traffic management industry as extensively as other more traditional technologies, mainly in‑pavement loop detectors. Our financial success and growth prospects depend on the continued development of the market for advanced technology solutions for traffic detection and management and the acceptance of our current Autoscope video and RTMS radar systems and also future systems we may develop as reliable, cost‑effective alternatives to traditional vehicle detection systems. We cannot assure you that we will be able to utilize our technology profitably in other products or markets. If our end users do not continue to increase their acceptance of the features and functions provided by our current systems or other systems we may develop in the future, our business and growth prospects could be adversely affected.

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

Competition in ITS is continuing to grow. Some of the companies that may compete with us in the business of developing and implementing traffic control, related security systems and connected vehicles have substantially more financial, technological, marketing, personnel and research and development resources than we have. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or end user requirements. If we are unable to compete successfully with these companies, the market share for our products will decrease, and competitive pressures may seriously harm our business.

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

We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite and E.I. Micro to manufacture the Autoscope system, the RTMS radar products and related products for sales in the United States, Mexico, Canada and the Caribbean. We work with suppliers, most of whom are overseas, to manufacture the rest of our products.  We also need to comply with the European Union’s regulatory RoHS directive restricting the use of certain hazardous substances in electrical and electronic equipment. If Econolite, E.I. Micro, or our other suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope video system and related products in the United States, Mexico, Canada and the Caribbean. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope video system, or the disruption or termination of that relationship, could result in reduced revenue and market share for our products.

We and our third-party manufacturers may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase, either of which may prevent us from meeting customers’ needs in a timely manner and could therefore reduce our sales.

Although substantially all of the hardware components incorporated into our products are standard electronics components that are available from multiple sources, we and our third-party manufacturers obtain some of the components from a single source.  Some materials or components may become scarce or difficult to obtain in the market or they may increase in price.  This could force us or our manufacturers to identify new suppliers, which could increase our costs, affect the quality of materials, reduce our sales and profitability, or harm our customer relations by delaying product deliveries due to increased lead times.

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

Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and our reputation.  We generally provide a two- to five-year warranty on our product sales.  These warranties require us to repair or replace faulty products, among other customary warranty provisions.  Although we monitor our warranty claims and provide an allowance for estimated warranty costs, unanticipated claims in excess of the allowance could have a material adverse impact on our financial condition and results of operations. Additionally, we rely on our third-party manufacturers to fulfill our warranty repair obligations to our customers.  Adverse changes in these parties’ abilities to perform these repairs could cause a delay in repairs or require us to source other parties to perform the repairs and could adversely affect impact our financial condition and results of operations.  In addition, the need to repair or replace products with design or manufacturing defects could adversely affect our reputation.

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

Our products or services may be claimed to cause or contribute to personal injury or property damage to our customers’ employees or facilities. Additionally, we are, at times, involved in commercial disputes with third parties, such as customers, distributors, vendors and others. See Item 3 and Note 15 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  The ensuing claims may arise singularly, in groups of related claims, or in class actions involving multiple claimants. Such claims and litigation are frequently expensive and time‑consuming to resolve and may result in substantial liability to us, which liability and related costs and expenses may not be recoverable through insurance or any other forms of reimbursement.

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

We price a segment of our product portfolio at a premium as compared to products using less sophisticated technologies. As the technological sophistication of our competitors and the size of the market increase, competing low‑cost developers of machine vision products for traffic are likely to emerge and grow stronger. If end users prefer low‑cost alternatives over our products, our revenue and profitability could be adversely affected.

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

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 20% of our total revenue in 2018 and 17% of our total revenue in 2017. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

The United Kingdom’s withdrawal from the European Union could harm our business and financial results.

In June 2016, voters in the United Kingdom approved the withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”).  In March 2017, the United Kingdom government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the United Kingdom and the other European Union member states to negotiate the terms of the withdrawal.  The British government and the European Union have now negotiated a withdrawal agreement, and the European Union has approved that agreement, but the British Parliament has not yet approved it. As a result, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of the negotiated withdrawal agreement would mean that the United Kingdom would leave the European Union on March 29, 2019, probably with no agreement (a so-called "hard Brexit"). The consequences for the economies of the European Union members and of the United Kingdom exiting the European Union are unknown and unpredictable, especially in the case of a hard Brexit. Depending on the final terms of Brexit, we could face new regulatory costs and challenges and greater volatility in the Pound Sterling and the euro. Any adjustments we make to our business and operations because of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Changes in U.S. trade policies may adversely impact our business and financial results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions.  In recent years, there has been discussion and dialogue regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, as well as trade policies and tariffs affecting China.  Changes to current policies by the U.S. government could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with China and other countries. The imposition of tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2018, the net carrying value of our long‑lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $3.7 million. In accordance with U.S. generally accepted accounting principles (GAAP), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long‑lived assets.  Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded and our stock price is volatile.

Our common stock is thinly traded, with 3,813,485 shares of our 5,279,485 outstanding shares held by non‑affiliates as of February 28, 2019. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high‑tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day‑to‑day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

Rising interest rates may affect our ability to obtain financing and may cause us to suffer competitive disadvantages.

The Company’s exposure to changes in interest rates relates primarily to the Company’s ability to obtain financing in the future.  If obtaining financing is adversely affected by rising interest rates or other factors, it could make it more difficult or expensive for us to obtain financing, which in turn would adversely affect our ability to take advantage of significant business opportunities and to react to changes in market or industry conditions.

The transition away from LIBOR may adversely affect our cost to obtain financing.

Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

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

Our financial position, results of operations and cash flows could continue to be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Although certain economic conditions in the United States have improved, economic growth has been slow and uneven and may not be sustained. During economic downturns, governmental entities in particular, which constitute most of our end users, reduce or delay their purchase of our products, which has had and may continue to have an adverse effect on our business. Any uncertainty about the federal budget in the U.S. could have a negative effect on the U.S. and global economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Current economic conditions have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•	Although we believe we have sufficient liquidity to run our business, under extreme market conditions, there can be no assurance that financing, if needed, would be available or sufficient, and, in such a case, we may not be able to successfully obtain financing on favorable terms, or at all.

•	Continuing market volatility has exerted downward pressure on our stock price, which could make it more difficult or unfavorable for us to raise additional capital in the future.

•	Economic conditions could result in customers in our markets continuing to experience financial difficulties, including limited liquidity and their inability to obtain financing or electing to limit spending because of the economy which may result, for example, in customers’ inability to pay us at all or on a timely basis and in declining tax revenue for our customers that are governmental entities, which in turn could result in decreased sales and earnings for us.

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

In addition, in June 2013, we adopted a shareholder rights plan and declared a dividend to our shareholders of one preferred share purchase right for each outstanding share of common stock. In August 2016, our Board of Directors amended the shareholder rights plan to preserve the value of certain deferred tax benefits to the Company, including those generated by net operating losses.  Generally, the shareholder rights plan, as amended, provides that if a person or group acquires 4.99% or more of our outstanding shares of common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing the Company. The mere existence of a shareholder rights plan often delays or makes a merger, tender offer or other acquisition more difficult to complete.  In March 2018, our Board of Directors recommended amending the shareholder rights plan to extending the term of the shareholder rights plan from June 6, 2018 to June 5, 2020, subject to shareholder approval, to continue to preserve the value of certain deferred tax assets.  Our shareholders approved the amendment at the Company's annual meeting of shareholders held in May 2018.

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

Our operations may be adversely affected by cybersecurity risks and we may incur increasing costs in an effort to minimize those risks.

Although we take steps to secure our management information systems, the security measures we have implemented may not be effective, and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyberattacks, computer viruses, power loss, or other disruptive events.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks.  Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information.

Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or in connection with the notifications to employees, suppliers or the general public as part of our notification obligations to the various governmental agencies that govern our business.  Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of technology used by us to protect transaction or other data.  Our reputation, brand and financial condition could be adversely affected if, as a result of a significant cyber event or other security issues: our operations are disrupted or shut down; our confidential, proprietary information is stolen or disclosed; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

We currently lease and occupy approximately 26,775 square feet in St. Paul, Minnesota for our headquarters. In February 2014, we entered into an amendment to the lease for our headquarters which expanded the leased space from approximately 20,000 square feet to approximately 26,775 square feet, extended the term of the lease to July 2020, and gave us the right to further extend the term of the lease for one additional five-year term. We also lease smaller facilities in Canada and Spain.

We believe that our current space is generally adequate to meet our current expected needs, and we do not intend to lease significantly more space in 2019.

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

Shareholders

As of February 28, 2019, there were 21 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Debt Covenants

Our credit agreement included certain financial covenants, including minimum debt service ratios, minimum cash flow coverage ratios, and other financial measures. These financial covenants would have restricted our ability to pay dividends and purchase outstanding shares of common stock. At December 31, 2018 and December 31, 2017, we were no longer subject to any debt covenants. Information on our debt agreements is included in Item 7 of this Annual Report on Form 10‑K.

Item 6.      Selected Financial Data

The following statement of income data for the years ended and as of December 31, 2018 and 2017 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2018	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product sales	$5,644	$5,919
Royalties	8,917	8,605
	14,561	14,524
Cost of revenue:
Product sales	2,419	2,563
Royalties	367	362
	2,786	2,925
Gross profit	11,775	11,599

Operating expenses:
Selling, marketing and product support	2,817	2,486
General and administrative	3,678	3,981
Research and development	3,284	3,010
Restructuring	144	—
	9,923	9,477
Income from operations	1,852	2,122
Other, net	—	41
Income from operations before income taxes	1,852	2,163
Income tax expense (benefit)	(10)	85
Net income	$1,862	$2,078

Net income per share:
Basic	$0.36	$0.41
Diluted	$0.36	$0.40

Weighted average number of common shares outstanding:
Basic	5,204	5,128
Diluted	5,221	5,136

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

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels.  On average, United States commuters lose 97 hours a year in congestion, which costs motorists $87 billion a year in time, an average of $1,348 per driver.  We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

We market the RTMS radar systems to a network of distributors in North America, the Caribbean and Latin America. On a limited basis, we sell directly to the end user in these geographic areas.  We market our Autoscope video and RTMS radar products outside of the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels, through our office in Spain. Our end users primarily include governmental agencies and municipalities.

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

The table below reconciles non-GAAP income from income from operations, which is a non-GAAP financial measure, to comparable GAAP financial measures (in thousands):

	Years Ended December 31,

	2018	2017

Income from operations	$1,852	$2,122
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	530	362
Arbitration	—	303
Depreciation	244	218
Restructuring	144	—
Non-GAAP operating income	$2,770	$3,005

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2018
	Intersection	Highway	Total

Revenue	$10,052	$4,509	$14,561
Gross profit	9,168	2,607	11,775
Amortization of intangible assets	367	163	530
Intangible assets	2,110	1,207	3,317

	For the year ended December 31, 2017
	Intersection	Highway	Total

Revenue	$10,109	$4,415	$14,524
Gross profit	9,048	2,551	11,599
Amortization of intangible assets	362	—	362
Intangible assets	2,477	1,008	3,485

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Years Ended December 31,
	2018	2017
Product sales	38.8%	40.8%
Royalties	61.2	59.2
Total revenue	100.0	100.0
Gross profit - product sales	57.1	56.7
Gross profit - royalties	95.9	95.8
Selling, marketing and product support	19.3	17.1
General and administrative	25.3	27.4
Research and development	22.6	20.7
Restructuring	1.0	—
Income from operations	12.7	14.6
Income tax expense (benefit)	(0.1)	0.6
Net income	12.8	14.3

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017. Total revenue increased to $14.6 million in 2018 from $14.5 million in 2017, an increase of 0.3%. Royalty income increased to $8.9 million in 2018 from $8.6 million in 2017, an increase of 3.6%.  The increase in royalties was primarily due to higher volume of sales related to our Autoscope Vision compared to the prior year.  Included in 2017 were royalties related to the Miami-Dade County sale through Econolite.  Product sales decreased to $5.6 million in 2018 from $5.9 million in 2017, a decrease of 4.6%.  The decrease in product sales was a result of reduced sales into the Middle East, offset in part by increased sales in Europe and North America.

Revenue for the Intersection segment was $10.1 million in 2018, remaining consistent with out $10.1 million of revenue in 2017.

Revenue for the Highway segment increased to $4.5 million in 2018 from $4.4 million in 2017, an increase of 2.1%. The increase of revenue in the Highway segment is mainly attributable to increased volume in North America.

Gross profit for product sales increased to 57.1% in 2018 from 56.7% in 2017.  Product sales gross profit decreased $131,000 or 3.9% compared to the prior year.  The decrease in product sales gross profit is primarily the result of amortization costs related to products released for sale in 2018.  Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins.

Gross profit for royalty sales increased to 95.9% in 2018 from 95.8% in 2017. Gross profit for royalties increased $307,000 or 3.7% compared to the prior year.

Selling, marketing and product support expense increased to $2.8 million, or 19.3% of total revenue, in 2018 compared to $2.5 million, or 17.1% of total revenue, in 2017.

General and administrative expense decreased to $3.7 million, or 25.3% of total revenue, in 2018 compared to $4.0 million, or 27.4% of total revenue, in 2017. General and administrative expense decreased in 2018 due to approximately $303,000 of cost incurred related to the Econolite arbitration decision in 2017.

Research and development expense increased to $3.3 million, or 22.6% of total revenue, in 2018, from $3.0 million, or 20.7% of total revenue, in 2017. The increase is partially due to decreased capitalized software development costs in 2018 of $362,000 compared to capitalized software costs of $1.1 million in 2017.  After normalizing for software development costs, overall research and development expenditures decreased in 2018 compared to 2017.  This decrease is a result of less variable costs associated with development projects.

In the third quarter of 2018, the Company implemented restructuring plans for our office in Romania.  Because of these actions, restructuring charges of approximately $144,000 were recorded in 2018.  There were no restructuring charges recorded in 2017.

Income tax benefit of $10,000 or 0.5% of our pretax income was recorded for the year ended December 31, 2018, compared to income tax expense of $85,000 or 4.0% of pretax income for the year ended December 31, 2017.

Consolidated net income was $1.9 million, or $0.36 per basic and diluted share, in 2018 compared to $2.1 million, or $0.41 per basic and $0.40 per diluted share, in 2017.

Liquidity and Capital Resources

At December 31, 2018, we had $4.2 million in cash and cash equivalents compared to $3.2 million at December 31, 2017.

Net cash provided by operating activities was $1.7 million in 2018 compared to $3.0 million in 2017.  The decrease in net cash provided by operating activities in 2018 compared to the prior year can be primarily attributed to the timing of collections for outstanding receivable balances and an increase in inventory purchases in 2018 compared to the prior year.  Inventory increased due to our transition to a new contract manufacturer in 2018.

Net cash used for investing activities was $556,000 in 2018, compared to net cash used for investing activities of $1.4 million in 2017. The decrease in the amount of net cash used for investing activities in 2018 compared to the prior year is primarily the result of capitalized internal software development costs decreasing when compared to 2017.

Net cash used for financing activities was $10,000 in 2018 compared to no net cash used for financing activities in 2017.

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

We believe that cash and cash equivalents on hand at December 31, 2018, along with the cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

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

Item 8.            Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$3,190
Accounts receivable, net of allowance for doubtful accounts of $72 and $20, respectively	3,830	3,339
Inventories	1,289	335
Prepaid expenses and other current assets	410	255
Total current assets	9,765	7,119

Property and equipment:
Furniture and fixtures	162	164
Leasehold improvements	8	26
Equipment	1,058	998
	1,228	1,188
Accumulated depreciation	882	702
	346	486

Intangible assets, net	3,317	3,485
Deferred income taxes	56	38
TOTAL ASSETS	$13,484	$11,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$878	$563
Deferred revenue	716	45
Warranty	656	858
Accrued compensation	224	288
Other current liabilities	373	733
Total current liabilities	2,847	2,487
TOTAL LIABILITIES	2,847	2,487

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,278,485 and 5,210,448 issued and outstanding, respectively	52	51
Additional paid-in capital	24,550	24,355
Accumulated other comprehensive loss	(372)	(310)
Accumulated deficit	(13,593)	(15,455)
Total shareholders' equity	10,637	8,641
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,484	$11,128

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2018	2017
Revenue:
Product sales	$5,644	$5,919
Royalties	8,917	8,605
	14,561	14,524
Cost of revenue:
Product sales	2,419	2,563
Royalties	367	362
	2,786	2,925
Gross profit	11,775	11,599

Operating expenses:
Selling, marketing and product support	2,817	2,486
General and administrative	3,678	3,981
Research and development	3,284	3,010
Restructuring	144	—
	9,923	9,477
Operating income from operations	1,852	2,122
Other, net	—	41
Income from operations before income taxes	1,852	2,163
Income tax expense (benefit)	(10)	85
Net income	$1,862	$2,078
Net income per share:
Basic	$0.36	$0.41
Diluted	$0.36	$0.40

Weighted average number of common shares outstanding:
Basic	5,204	5,128
Diluted	5,221	5,136

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2018	2017
Net income	$1,862	$2,078
Other comprehensive income (loss):
Foreign currency translation adjustment	(62)	53
Comprehensive income	$1,800	$2,131

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2018	2017
Operating activities:
Net income	$1,862	$2,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	244	218
Software amortization	530	362
Stock-based compensation	206	301
Deferred income tax expense (benefit)	(21)	20
Loss on disposal of assets	36	2
Changes in operating assets and liabilities:
Accounts receivable, net	(491)	(328)
Inventories	(954)	(194)
Prepaid expenses and other current assets	(132)	26
Accounts payable	337	280
Accrued expenses and other current liabilities	45	185
Net cash provided by operating activities	1,662	2,950

Investing activities:
Capitalized software development costs	(362)	(1,052)
Purchases of property and equipment	(194)	(300)
Net cash used for investing activities	(556)	(1,352)

Financing activities:
Stock for tax withholding	(10)	—
Net cash used for financing activities	(10)	—

Effect of exchange rate changes on cash	(50)	45
Increase in cash and cash equivalents	1,046	1,643

Cash and cash equivalents at beginning of period	3,190	1,547
Cash and cash equivalents at end of period	$4,236	$3,190

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$5	$27

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated
			Additional	Other
	Shares	Common	Paid-In	Comprehensive	Accumulated
	Issued	Stock	Capital	Loss	deficit	Total

Balance, December 31, 2016	5,094,473	$ 50	$ 24,055	$ (363)	$ (17,533)	$ 6,209

Stock-based compensation	115,975	1	300	—	—	301
Comprehensive income:
Foreign currency translation adjustment	—	—	—	53	—	53
Net income	—	—	—	—	2,078	2,078
Balance, December 31, 2017	5,210,448	$ 51	$ 24,355	$ (310)	$ (15,455)	$ 8,641

Stock-based compensation	70,285	1	205	—	—	206
Stock for tax withholding	(2,248)	—	(10)	—	—	(10)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Net income	—	—	—	—	1,862	1,862
Balance, December 31, 2018	5,278,485	$ 52	$ 24,550	$ (372)	$ (13,593)	$ 10,637

See accompanying notes to the consolidated financial statements.

Image Sensing Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Revenue disaggregated by revenue source for the years ended December 31, 2018 and 2017 consists of the following (in thousands). Revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

	Years Ended December 31,
	2018	2017
Product sales	$5,644	$5,919
Royalties	8,917	8,605
Total revenue	$14,561	$14,524

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $226,000 and $677,000 at December 31, 2018 and 2017, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of deposit insurance limits.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded using the straight‑line method over the estimated useful lives of the assets and by accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Depreciation is recorded over a three- to seven‑year period for financial reporting purposes.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made.  Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $362,000 and $1.1 million of software development costs during the years ended December 31, 2018 and 2017, respectively.

Intangible assets with finite lives are amortized on a straight‑line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2018 and 2017, there were no indefinite‑lived intangible assets.

IMPAIRMENT OF LONG‑LIVED ASSETS

We review the carrying value of long‑lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2018 and 2017.

RESEARCH AND DEVELOPMENT

Research and development costs associated with new products are charged to operations in the period incurred.

WARRANTIES

We generally provide a two- to five-year warranty on product sales. We record estimated warranty costs at the time of sale and accrue for specific items at the time that their existence is known and the amounts are determinable. We estimate warranty costs using standard quantitative measures based on historical warranty claim experience and an evaluation of specific customer warranty issues. In addition, warranty provisions are recognized for certain nonrecurring product claims that are individually significant.

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

NET INCOME PER SHARE

Basic income per share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted income per share includes potentially dilutive common shares consisting of stock options and restricted stock using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 37,058 and 103,681 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2018 and 2017, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

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

For purposes of determining the estimated fair value of stock options, we utilize a Black‑Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because our employee stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options.  Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock‑based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination of future grants of stock‑based payment awards. If factors change and we employ different assumptions in future periods, the compensation expense recorded may differ significantly from the stock‑based compensation expense recorded in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncement recently adopted

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition (Topic 605).  We adopted Topic 606 as of January 1, 2018 using the full retrospective transition method. See Revenue Recognition above for further details.

Accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 provides guidance on how an entity should account for leases and recognize associated lease assets and liabilities.  This guidance is effective for the Company in the first quarter of 2019. The Company will apply the modified retrospective method of adoption as of January 1, 2019.  We are currently assessing the impact of ASU 2016-02 on the consolidated financial statements.

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

In August 2018, the Securities and Exchange Commissions (the "SEC") adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. We anticipate the first presentation of changes in consolidated stockholders' equity will be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

2.             FAIR VALUE MEASUREMENTS

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

3.             INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Finished goods	$949	$288
Components	340	47
Total	$1,289	$335

4.             INTANGIBLE ASSETS

Intangible assets consisted of the following (dollars in thousands):

	December 31, 2018
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(819)	2,110	8.0
Software development in process costs	674	—	674	—
IntellitraffiQ development costs	468	(59)	409	4.0
Wrong Way development costs	228	(104)	124	2.0
	$8,199	$(4,882)	$3,317	7.1

	December 31, 2017
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(452)	2,477	8.0
Software development in process costs	1,008	—	1,008	—
	$7,837	$(4,352)	$3,485	8.0

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Amortization
Expense
2019	$598
2020	493
2021	484
2022	426
2023	367

The above amortization expense relates to various capitalized costs related to software development.  Future amortization amounts presented above are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with United States generally accepted accounting principles ("GAAP"), we performed an assessment of recoverability on our software development costs, which is impacted by estimates and assumptions of future revenue and expenses for these products, as well as other factors such as changes in product technologies. We determined that the estimated undiscounted cash flows is greater than the asset carrying value, and there were no impairment triggers as of December 31, 2018.

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

6.             WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2018	2017

Beginning balance	$858	$1,223
Warranty provisions	123	47
Warranty claims	(74)	(126)
Adjustments to preexisting warranties	(251)	(286)
Ending balance	$656	$858

7.         INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years ended December 31,
	2018	2017

Income from operations before income taxes
Domestic	$2,455	$2,364
Foreign	(603)	(201)
Total	$1,852	$2,163

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2018	2017

Current:
Federal	$—	$—
State	(2)	5
Foreign	13	60
	$11	$65

Deferred:
Federal	$—	$(3)
State	—	—
Foreign	(21)	23
	(21)	20
Total income tax expense (benefit)	$(10)	$85

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2018	2017

United States federal tax statutory rate	$390	$735
State taxes, net of federal benefit	(54)	(237)
Valuation allowances against deferred tax assets	(251)	(4,798)
Research and development tax credits	(90)	22
Foreign provision different than U.S. tax rate	6	(11)
Stock option expense	—	6
Adjustment of prior year tax credits and refunds	(24)	1,231
Change in deferred tax rate from 35% to 21%	—	3,146
Other	13	(9)
Total	$(10)	$85

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	Years ended December 31,
	2018	2017

Deferred tax assets:
Accrued compensation and benefits	$32	$49
Inventory reserves	17	1
Allowance for doubtful accounts	1	4
Warranty reserves	124	165
Intangible and other assets	535	994
Net operating loss carryforwards	3,980	3,897
Property, equipment and other	65	44
Research and development credit	2,357	2,230
Total deferred tax asset:	7,111	7,384
Less: valuation allowance	(7,013)	(7,319)
Net deferred tax assets:	98	65

Deferred tax liabilities:
Prepaid expenses and other	(42)	(27)
Total deferred tax liability:	(42)	(27)

Total net deferred tax asset	$56	$38

As of December 31, 2018, the Company had sustained a significant accumulated tax loss. The net operating loss (“NOL”) carry forward in the United States, the United Kingdom, Hong Kong, Canada and China as of December 31, 2018 was $16 million, $678,000, $1.6 million, $199,000 and $89,000, respectively. The Company’s management believes that it is not more likely than not the net operating losses will be utilized. Accordingly, as of December 31, 2018, a full valuation allowance is provided, except for the Canadian NOL.

In accordance with ASC 740‑30, we have not recognized a deferred tax liability for the undistributed earnings of certain of our foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of foreign operations when we determine that such earnings are no longer indefinitely reinvested.

The Company has recognized no material uncertain tax positions as of December 31, 2018.  The Company files income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S federal or state and local income tax examinations by tax authorities for years before 2014.  It is difficult to predict the final timing and resolution of any particular uncertain tax position.  Based on the Company's assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation (the "Tax Act"). The Tax Act makes significant changes in U.S. tax law, including a reduction in the U.S. federal corporate income tax rate, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The Tax Act reduced the U.S. corporate tax rate from 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation did not have any income tax expense impact on the Company due to the full valuation allowance. The other provisions of the Tax Act did not have a material impact on the Company's 2017 consolidated financial statements.  During 2018, the Company finalized its accounting for this matter and concluded that no material adjustments were required.

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

We recognized royalty income from this agreement of $8.9 million and $8.6 million in 2018 and 2017, respectively.

9.          SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty revenue from Econolite comprised 61% and 59% of revenue in the years ended December 31, 2018 and 2017, respectively. Accounts receivable from Econolite were $1.6 million and $2.5 million at December 31, 2018 and 2017, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations.  At December 31, 2018, Econolite comprised 42% of our accounts receivable compared to 77% at December 31, 2017.

Product revenue from four of the Company's major customers other than Econolite comprised 17% and 9% of revenue in the years ended December 31, 2018 and 2017, respectively.  Accounts receivable from these customers were $797,000 and $167,000 at December 31, 2018 and 2017, respectively.  Major disruptions in the distribution of our products by these customers or the inability to make payments on their accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations.  At December 31, 2018, they comprised more than 20% of accounts receivable.

10.          RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in a qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan.  We made contributions totaling $49,000 and $81,000 to the plans for 2018 and 2017, respectively.

11.         STOCK-BASED COMPENSATION

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period.  Stock-based compensation expense included in general and administrative expense for the years ended December 31, 2018 and 2017 was $206,000 and $301,000, respectively.  At December 31, 2018,  122,876 shares were available for grant under the Company's stock option and incentive plan.

Stock Options

The following tables summarize stock option activity:

	For the year ended December 31, 2018
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	85,750	$5.78	4.00	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(12,000)	$5.76	—	$—
Forfeited	(34,750)	$5.26	—	$363

Options outstanding at December 31, 2018	39,000	$6.26	2.80	$4,480
Options exercisable at December 31, 2018	39,000	$6.26	2.80	$4,480

	For the year ended December 31, 2017
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	132,500	$6.15	4.50	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(22,000)	$8.26	—	$—
Forfeited	(24,750)	$5.55	—	$—

Options outstanding at December 31, 2017	85,750	$5.78	4.00	$—
Options exercisable at December 31, 2017	79,875	$5.90	3.90	$—

During the years ended December 31, 2018 and 2017, we recognized $1,000 and $17,000, respectively, of stock-based compensation related to stock options.

At December 31, 2018, there was no unrecognized stock option expense related to non-vested stock options.

The fair value of stock options granted under stock‑based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black‑Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk‑free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period.  No options were granted for the years ended December 31, 2018 and 2017.

Restricted Stock and Stock Awards

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

The following table summarizes restricted stock award activity for 2018 and 2017:

	2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Awards outstanding at beginning of year	32,000	$2.95	—	$—
Granted	85,619	$3.71	115,975	$3.08
Vested	(43,408)	$4.08	(83,975)	$3.13
Forfeited	(15,334)	$2.95	—	$—

Awards outstanding at end of year	58,877	$3.22	32,000	$2.95

As of December 31, 2018, the total stock-based compensation expense related to non-vested awards not yet recognized was $136,000, which is expected to be recognized over a weighted average period of 2.2 years.  During the years ended December 31, 2018 and 2017, we recognized $205,000 and $283,000, respectively, of stock-based compensation expense related to restricted stock awards.

12.          INCOME PER COMMON SHARE

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 37,058 and 103,681 weighted common shares have been excluded from the diluted weighted shares outstanding for the years ended December 31, 2018 and December 31, 2017, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Years ended December 31,
	2018	2017
Numerator:
Net income	$1,862	$2,078
Denominator:
Weighted average common shares outstanding	5,204	5,128
Dilutive potential common shares	17	8
Shares used in diluted net income per common share calculations	5,221	5,136
Basic net income per common share	$0.36	$0.41
Diluted net income per common share	$0.36	$0.40

13.          RESTRUCTURING AND EXIT ACTIVITIES

In the third quarter of 2018, we initiated the closure of the Bucharest, Romania office location, a sales office for Image Sensing Systems EMEA Limited.  The Company will continue doing business in the European region utilizing its Barcelona, Spain sales office.  As a result of the Romania closure, we incurred $144,000 of restructuring charges in 2018.

The following table shows the restructuring activity for 2018 (in thousands):

		Facility Costs
	Termination	and Contract
	Benefits	Termination	Total
Balance at January 1, 2018	$—	$—	$—
Charges	92	52	144
Settlements	(74)	(48)	(122)
Balance at December 31, 2018	$18	$4	$22

No restructuring charges were recorded in 2017.

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; Image Sensing Systems Europe Limited (ISS Europe) located in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) located in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany.  At December 31, 2018, Image Sensing Systems Europe Limited and Image Sensing Systems Europe Limited SP.Z.O.O were fully closed.  We incurred $3,000 and $31,000 of legal entity closure costs during 2018 and 2017, respectively.

14.          SEGMENT INFORMATION

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2018
	Intersection	Highway	Total

Revenue	$10,052	$4,509	$14,561
Gross profit	9,168	2,607	11,775
Amortization of intangible assets	367	163	530
Intangible assets	2,110	1,207	3,317

	For the year ended December 31, 2017
	Intersection	Highway	Total

Revenue	$10,109	$4,415	$14,524
Gross profit	9,048	2,551	11,599
Amortization of intangible assets	362	—	362
Intangible assets	2,477	1,008	3,485

We derived the following percentages of our net revenues from the following geographic regions:

	For the years ended December 31,
	2018	2017
Asia Pacific	0%	1%
Europe	13%	16%
North America	87%	83%

No countries other than the United States had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long‑lived assets held outside of the United States, not including intangible assets, was $27,000 and $98,000 at December 31, 2018 and 2017, respectively.

15.          COMMITMENTS AND CONTINGENCIES

Operating Leases

We rent office space and equipment under operating lease agreements expiring at various dates through November 2022.  Rent expense for office facilities remained consistent in 2018 at $574,000 when compared to the prior year. Minimum annual rental commitments under noncancelable operating leases are as follows (in thousands):

Future Lease
Payments
2019	$247
2020	150
2021	10
2022	9
2023	—

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Image Sensing Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

March 14, 2019

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework 2013”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The sections entitled “Proposal 1 ‑ Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation” and “Director Compensation - 2018” in our definitive proxy statement for the 2019 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities reflected in
Plan Category	warrants and rights	rights	the first column)(1)

Equity compensation plans approved by shareholders	39,000	$6.26	122,876

 (1)  The 122,876 shares available for grant under the 2014 Stock Option and Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock‑based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2019 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2019 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 14.    Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit‑Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2019 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)                 Documents filed as part of this report:

1.                 Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flow for the years ended December 31, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

2.                 Financial Statement Schedules:

All financial statement schedules have been omitted because they are not required.

3.                 Exhibits Required to be Filed by Item 601 of Regulation S-K:

The information called for by this item is incorporated herein by reference to the Exhibit Index in this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

/s/ Chad A. Stelzig	Date: March 14, 2019
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Chad A. Stelzig	Date: March 14, 2019
Chad A. Stelzig President and Chief Executive Officer (Principal Executive Officer)

/s/ Todd C. Slawson	Date: March 14, 2019
Todd C. Slawson Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Andrew T. Berger	Date: March 14, 2019
Andrew T. Berger Executive Chairman of the Board of Directors

/s/ Paul F. Lidsky	Date: March 14, 2019
Paul F. Lidsky Director

/s/ James W. Bracke	Date: March 14, 2019
James W. Bracke Director

/s/ Geoffrey C. Davis	Date: March 14, 2019
Geoffrey C. Davis Director

/s/ Joseph P. Daly	Date: March 14, 2019
Joseph P. Daly
Director
51

Exhibit Index
Exhibit No.	Description
3(i).1***

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

3(ii)	Bylaws of ISS, incorporated by reference to Exhibit 3(ii) to ISS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 0-26056).
4.1***	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.
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

4.4

Second Amendment to Rights Agreement dated as of March 12, 2018, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 12, 2018 (File No. 0-26056).

10.1***	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.
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

52

10.6***

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

10.14	Commitment Letter effective as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.3 to ISS’ March 31, 2014 Form 10-Q.
10.15	Security Agreement dated as of May 12, 2014 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.4 to ISS’ March 31, 2014 Form 10-Q.
10.16	Promissory Note dated as of May 12, 2014 in the original principal amount of $5,000,000 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.5 to ISS’ March 31, 2014 Form 10-Q.
10.17

Amendment to Commitment Letter dated as of March 16, 2015 by and between ISS and Alliance Bank, incorporated by reference to Exhibit 10.31 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2014.

10.18

Amendment to Promissory Note effective as of March 16, 2015 issued by ISS to Alliance Bank, incorporated by reference to Exhibit 10.32 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2014.

53

10.19*	Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan, incorporated by references to Exhibit A to ISS’ Proxy Statement dated April 17, 2014.
10.20*	Employment Agreement dated as of June 27, 2016 between ISS and Chad A. Stelzig, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).
10.21*

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

***         Paper filing

                Copies of all exhibits not attached will be furnished without charge upon written request to the Company at the address set forth on the inside back cover page of this Annual Report on Form 10-K.

54