Form 10-Q
period 2019-03-31
IMAGE SENSING SYSTEMS INC
filed 2019-05-07
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ISNS	The NASDAQ Capital Market
Preferred Stock Purchase Rights	ISNS	The NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, $0.01 par value per share	5,304,457 shares

2

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2019	December 31,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,948	$4,236
Accounts receivable, net of allowance for doubtful accounts of $74 and $72, respectively	3,417	3,830
Inventories	1,208	1,289
Prepaid expenses and other current assets	353	410
Total current assets	8,926	9,765

Property and equipment:
Furniture and fixtures	163	162
Leasehold improvements	8	8
Equipment	1,131	1,058
	1,302	1,228
Accumulated depreciation	936	882
	366	346

Operating lease assets, net	370	—
Intangible assets, net	3,586	3,317
Deferred income taxes	57	56
TOTAL ASSETS	$13,305	$13,484

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$248	$878
Deferred revenue	628	716
Warranty	573	656
Accrued compensation	145	224
Operating lease obligations	254	—
Other current liabilities	291	373
Total current liabilities	2,139	2,847

Operating lease obligations	116	—
TOTAL LIABILITIES	2,255	2,847

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,293,941 and 5,278,485
issued and outstanding at March 31, 2019 and December 31, 2018, respectively	52	52
Additional paid-in capital	24,592	24,550
Accumulated other comprehensive loss	(342)	(372)
Accumulated deficit	(13,252)	(13,593)
Total shareholders' equity	11,050	10,637
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,305	$13,484

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2019	2018
Revenue:
Product sales	$1,621	$844
Royalties	1,751	2,166
	3,372	3,010
Cost of revenue:
Product sales	685	355
Royalties	92	92
	777	447
Gross profit	2,595	2,563

Operating expenses:
Selling, general and administrative	1,665	1,761
Research and development	620	819
Restructuring charges	2	—
	2,287	2,580
Operating income (loss) from operations	308	(17)
Income (loss) from operations before income taxes	308	(17)
Income tax expense	—	—
Net income (loss)	$308	$(17)
Net income (loss) per share:
Basic	$0.06	$(0.00)
Diluted	$0.06	$(0.00)

Weighted average number of common shares outstanding:
Basic	5,224	5,181
Diluted	5,243	5,181

See accompanying notes to the condensed consolidated financial statements.

5

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2019	2018
Net income (loss)	$308	$(17)
Other comprehensive income (loss):
Foreign currency translation adjustment	30	(1)
Comprehensive income (loss)	$338	$(18)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$308	$(17)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	51	63
Software amortization	150	111
Stock-based compensation	50	85
Loss on disposal of assets	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	413	583
Inventories	81	(53)
Prepaid expenses and other current assets	57	(69)
Accounts payable	(626)	24
Accrued expenses and other current liabilities	(300)	(472)
Net cash provided by operating activities	184	256

Investing activities:
Capitalized software development costs	(419)	(66)
Purchases of property and equipment	(75)	(47)
Net cash used for investing activities	(494)	(113)

Financing activities:
Stock for tax withholding	(12)	(10)
Proceeds from stock options exercised	4	—
Net cash used for financing activities	(8)	(10)

Effect of exchange rate changes on cash	30	(1)
Change in cash and cash equivalents	(288)	132

Cash and cash equivalents at beginning of period	4,236	3,190
Cash and cash equivalents at end of period	$3,948	$3,322

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$9	$25

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three-Month Period Ended March 31, 2018
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2017	5,210,448	$51	$24,355	$(310)	$(15,455)	$8,641

Stock-based compensation	48,026	1	84	—	—	85
Stock for tax withholding	(2,248)	—	(10)	—	—	(10)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(17)	(17)
Balance, March 31, 2018	5,256,226	$52	$24,429	$(311)	$(15,472)	$8,698

	Three-Month Period Ended March 31, 2019
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2018	5,278,485	$52	$24,550	$(372)	$(13,593)	$10,637

Stock-based compensation	16,818	—	50	—	—	50
Stock options exercised	1,000	—	4	—	—	4
Stock for tax withholding	(2,362)	—	(12)	—	—	(12)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	30	—	30
Net income	—	—	—	—	308	308
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	33	33
Balance, March 31, 2019	5,293,941	$52	$24,592	$(342)	$(13,252)	$11,050

See accompanying notes to the condensed consolidated financial statements

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

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

Operating results for the three month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2019 and 2018 consists of the following (in thousands): revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent.

	Three Months Ended March 31,
	2019	2018
Product sales	$1,621	$844
Royalties	1,751	2,166
Total revenue	$3,372	$3,010

Product Sales:

Product revenue is generated from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems outside of North America. Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the amount we expect to receive in exchange for those goods or services.

Certain product sales may contain multiple performance obligations for revenue recognition purposes. Multiple performance obligations may include the hardware, software, installation services, training, and support.  In arrangements when we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. For performance obligations without observable stand-alone prices charged to customers, we evaluate the adjusted market assessment approach, the expected cost plus margin approach, and stand-alone sales to estimate the stand-alone selling prices.

Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. Our payment terms may vary by the type and location of our customer and the products or services offered.

We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The term between invoicing and when payment is due is not significant.  For certain products or services and customer types, we require payment before we deliver the products or perform services.

We record provisions against sales revenue for estimated returns and allowances in the period when the related revenue is recorded based on historical sales returns and changes in end user demand.

Royalties:

Econolite Control Products, Inc. (“Econolite”) is our licensee that sells our Autoscope video system products in the United States, Mexico, Canada and the Caribbean. We earn and recognize the royalty of approximately 50% of Econolite's gross profit on licensed products when the products are shipped or delivered to its customers.

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

Inventories

Inventories are primarily electronic components and finished goods and are valued at the lower of cost or net realizable value determined under the first-in, first-out accounting method.

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

Intangible Assets

We capitalize certain software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials, services, internal labor and other costs associated with the development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and we have established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product's estimated economic selling life, using the straight-line method in a manner that is consistent with the anticipated timing of product revenue recognition.

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value has been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $419,000 and $66,000 of software development costs during the quarters ended March 31, 2019 and 2018, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both March 31, 2019 and 2018, we determined there was no impairment of intangible assets. At both March 31, 2019 and 2018, there were no indefinite-lived intangible assets.

Note B: Recent Accounting Pronouncements

Accounting pronouncement recently adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)".  We adopted ASU 2016-02 and its amendments and elected the effective date transition method as of January 1, 2019, which included recognizing a cumulative effect adjustment through opening accumulated deficit as of that date.  Prior year amounts were not recast under the transition approach and, therefore, prior year amounts are excluded from the operating leases footnote. See Note E: Operating Leases for further details.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock Compensation (Topic 718)". ASU 2018-07 largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of Accounting Standards Codification 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. We adopted ASU No. 2018-07 as of January 1, 2019. There was no impact to the Company's consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. We adopted these changes as of January 1, 2019.

Accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." ASU 2018-13 eliminates, amends and adds disclosure requirements for fair value measurements. The standard is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2020. Certain disclosures in the amendment are to be applied using a retrospective approach while other disclosures are to be applied using a prospective approach. Early adoption is permitted. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$856	$949
Components	352	340
Total	$1,208	$1,289

Note E: Operating Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), and its amendments and elected the effective date transition method, which included recognizing a cumulative effect adjustment through opening accumulated deficit as of that date.

The Company is subject to various non-cancelable operating leases for office space and IT equipment expiring at various dates through November 2022.  These leases do not have significant rent escalation, holidays, concessions, leasehold improvement incentives, or other build-out clauses.  Further, the leases do not contain contingent rent provisions.

Most of these leases include an option to renew.  The exercise of lease renewal options is typically at our sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use ("ROU") assets and lease liabilities because they are not reasonably certain of exercise.  We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

Because most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments.  The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease.  We used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.  We have a centrally managed treasury function, therefore, based on the applicable lease terms and the current economic environment, we apply a portfolio approach for determining the incremental borrowing rate.

Under ASC 840, rent expense for office facilities for the period ended March 31, 2018 was $146,000.

The cost components of our operating leases were as follows (in thousands) for the period ended March 31, 2019:

Three-Month Period
Total
Operating lease costs	$65
Variable lease cost	76
Short-term lease cost	—
Total	$141

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor.

Maturities or our lease liabilities for all operating leases are as follows (in thousands) as of March 31, 2019:

Total
2019	$265
2020	104
2021	9
2022	5
2023	—
2024 and thereafter	—
Total lease payments	383
Less: Interest	(13)
Present value of lease liabilities	$370

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2019:

March 31, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.6
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities were $65,000 for the three months ended March 31, 2019 and this amount is included in operating activities in the condensed consolidated statements of cash flows.  Separate from the initial recognition of the existing leases, there were no operating lease assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2019.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2019
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(911)	2,018	8.0
Software development in process costs	1,093	—	1,093	—
IntellitraffiQ development costs	468	(88)	380	4.0
Wrong Way development costs	228	(133)	95	2.0
Total	$8,618	$(5,032)	$3,586	7.1

	December 31, 2018
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(819)	2,110	8.0
Software development in process costs	674	—	674	—
IntellitraffiQ development costs	468	(59)	409	4.0
Wrong Way development costs	228	(104)	124	2.0
Total	$8,199	$(4,882)	$3,317	7.1

Note G: Warranties

We generally provide a 2 to 5 year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2019	2018

Beginning balance	$656	$858
Warranty provisions	30	30
Warranty claims	(33)	(11)
Adjustments to preexisting warranties	(81)	(102)
Currency	1	2
Ending balance	$573	$777

Note H: Stock-Based Compensation

We compensate officers, directors, key employees and consultants with stock-based compensation under the Image Sensing Systems, Inc. 2005 Stock Incentive Plan (the "2005 Plan") and the Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan (the "2014 Plan"), both of which were approved by our shareholders and are administered under the supervision of our Board of Directors. Although stock options granted under the 2005 Plan are still outstanding, the 2005 Plan expired, and the Company can no longer grant options or other awards under the 2005 Plan. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest ratably over periods of 3 to 5 years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of 9 to 10 years.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2019 and 2018 was $50,000 and $85,000, respectively. At March 31, 2019, 108,420 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the option activity for the first three months of 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	39,000	$6.26	2.80	$4,480
Granted	—	$—	—	$—
Exercised	(1,000)	$4.22	—	$950
Expired	—	$—	—	$—
Forfeited	(4,000)	$4.22	—	$3,360

Options outstanding at March 31, 2019	34,000	$6.56	2.20	$9,420
Options exercisable at March 31, 2019	34,000	$6.56	2.20	$9,420

There were options to purchase 1,000 shares of common stock exercised during the three-month period ended March 31, 2019 and no options exercised in the three-month period ended March 31, 2018. During the three-month period ended March 31, 2019 we recognized no stock-based compensation expense related to stock options compared to $1,000 recognized during the three-month period ended March 31, 2018.  As of March 31, 2019, there was no unrecognized compensation cost related to non-vested stock options.

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

We also issue stock awards as a portion of the annual retainer for each director on a quarterly basis. The stock awards are fully vested at the time of issuance. Compensation expense related to any stock awards issued to employees is determined on the grant date based on the publicly-quoted fair market value of our common stock and is charged to earnings on the grant date.

The following table summarizes restricted stock award activity for the first three months of 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2018	58,877	$3.22
Granted	28,644	5.04
Vested	(22,976)	3.54
Forfeited	(11,826)	3.04
Awards outstanding at March 31, 2019	52,719	$4.11

As of March 31, 2019, the total stock-based compensation expense related to non-vested awards not yet recognized was $198,000, which is expected to be recognized over a weighted average period of 2.5 years.  During the three-month periods ended March 31, 2019 and March 31, 2018, we recognized $50,000 and $84,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income per Common Share

Net income (loss) per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 23,000 and 83,086 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2019 and 2018, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended March 31,
	2019	2018

Numerator:
Net income (loss)	$308	$(17)
Denominator:
Weighted average common shares outstanding	5,224	5,181
Dilutive potential common shares	19	—
Shares used in diluted net income per common share calculations	5,243	5,181
Basic net income (loss) per common share	$0.06	$(0.00)
Diluted net income (loss) per common share	$0.06	$(0.00)

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$2,072	$2,417	$1,300	$593	$3,372	$3,010
Gross profit	1,792	2,186	803	377	2,595	2,563
Amortization of intangible assets	92	92	58	19	150	111
Intangible assets	2,018	2,385	1,568	1,055	3,586	3,440

Note K: Restructuring and Exit Activities

In the third quarter of 2018, we initiated the closure of our Bucharest, Romania office location, which was a sales office for Image Sensing Systems EMEA Limited.  The Company will continue doing business in the European region utilizing the Barcelona, Spain sales office.  We incurred $2,000 of costs for the closure of our office in Romania in the three-month period ended March 31, 2019.  No costs related to the closure of the Romania location were incurred in the three-month period ended March 31, 2018.

The following table shows the restructuring activity for the first three months of 2019 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Total
Balance at December 31, 2018	$18	$4	$22
Charges	2	—	2
Settlements	(9)	(4)	(13)
Balance at March 31, 2019	$11	$—	$11

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our following wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany. We incurred no costs for these entity closures in the three-month periods ended March 31, 2019 and March 31, 2018.

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

We believe our solutions are technically superior to those of our competitors because they have a higher level of accuracy, limit the occurrence of false detection, are generally easier to install, have lower costs of ownership, work effectively in a multitude of light and weather conditions, and provide end users the ability to manage inputs from a variety of sensors for a number of tasks. It is our view that the technical advantages of our products make our solutions well suited for use in ITS markets.

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
  advances in information technology, which have made our products easier to market, implement and integrate;
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
20

  our ability to develop new products that provide increasingly accurate information and enhance the end users' ability to cost-effectively manage traffic and environmental issues.

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchase decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue among periods. The ongoing economic environment in Europe and the United States is further adding to the unpredictability of purchase decisions, creating more delays than usual and decreasing governmental budgets, and it is likely to continue to affect our revenue.

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope video systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar systems and our Autoscope video systems in Europe and Asia.  Autoscope video royalties are calculated using a profit sharing model in which the gross profits on sales of product made through Econolite are shared equally with Econolite.  This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under a long-term agreement.

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

Operating Expenses. Our operating expenses fall into three categories: (1) selling, marketing and product support; (2) general and administrative; and (3) research and development. Selling, marketing and product support expenses consist of various costs related to sales and support of our products, including salaries, benefits and commissions paid to our personnel; commissions paid to third parties; travel, trade show and advertising costs; second-tier technical support for Econolite; and general product support, where applicable. General and administrative expenses consist of certain corporate and administrative functions that support the development and sales of our products and provide an infrastructure to support future growth. These expenses include management, supervisory and staff salaries and benefits; legal and auditing fees; travel; rent; and costs associated with being a public company, such as board of director fees, listing fees and annual reporting expenses. Research and development expenses consist mainly of salaries and benefits for our engineers and third party costs for consulting and prototyping. We measure all operating expenses against our annually approved budget, which is developed with achieving a certain operating margin as a key focus. We also include any restructuring costs in operating expenses.

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

Reconciliations of GAAP income (loss) from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2019	2018

Income (loss) from operations	$308	$(17)
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	150	111
Depreciation	51	63
Restructuring	2	—
Non-GAAP income from continuing operations	$511	$157

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$2,072	$2,417	$1,300	$593	$3,372	$3,010
Gross profit	1,792	2,186	803	377	2,595	2,563
Amortization of intangible assets	92	92	58	19	150	111
Intangible assets	2,018	2,385	1,568	1,055	3,586	3,440

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,
	2019	2018
Product sales	48.1%	28.0%
Royalties	51.9	72.0
Total revenue	100.0	100.0
Gross profit - product sales	57.7	57.9
Gross profit - royalties	94.7	95.8
Selling, general and administrative	49.4	58.5
Research and development	18.4	27.2
Income (loss) from operations	9.1	(0.6)
Income tax expense	—	—
Net income (loss)	9.1	(0.6)

Total revenue increased to $3.4 million in the three-month period ended March 31, 2019 from $3.0 million in the same period in 2018, an increase of 12.0%. Royalty income decreased to $1.8 million in the first quarter of 2019 from $2.2 million in the first quarter of 2018, a decrease of 19.2%. The decrease in royalties was due to a particularly harsh winter, which exaggerated the effects of seasonality on royalty income. Product sales increased to $1.6 million in the first quarter of 2019 from $844,000 in the first quarter of 2018, an increase of 92.1%.

Revenue for the Intersection segment decreased to $2.1 million in the three-month period ended March 31, 2019 from $2.4 million in the three-month period ended March 31, 2018, a decrease of 14.3%.

Revenue for the Highway segment increased to $1.3 million in the three-month period ended March 31, 2019 from $593,000 in the three-month period ended March 31, 2018, an increase of 119.2%. The increase in revenue in the Highway segment is attributable to an increased focus on improving sales tactics and better management of channel partners.

Gross profit for product sales decreased to 57.7% in the three months ended March 31, 2019 from 57.9% in the three months ended March 31, 2018. The dollar amount of product sales gross profit increased $447,000 or 91.4%, in the three months ended March 31, 2019 compared to the prior year period.

Gross profit for royalty sales for the three months ended March 31, 2019 decreased to 94.7% from 95.8% in the same period in 2018. The dollar amount of gross profit from royalties decreased $415,000, or 20.0%, in the three months ended March 31, 2019 compared to the prior year period. The decrease in royalty gross margin percent is due to lower royalty revenues while software amortization remained substantially the same.

Selling, general and administrative expense was $1.7 million, or 49.4% of total revenue, in the first quarter of 2019 compared to $1.8 million, or 58.5% of total revenue, in the first quarter of 2018. The decrease in expense in the three months of 2019 is primarily a result of the timing of costs related to a semi-annual trade show, Intertraffic, that took place in the first quarter of 2018.

Research and development expense decreased to $620,000, or 18.4% of total revenue, in the three-month period ended March 31, 2019 from $819,000, or 27.2% of total revenue, in the three-month period ended March 31, 2018.  The decrease is partially due to increased capitalized software development costs in the three-month period ended March 31, 2019 of $419,000 compared to capitalized software costs of $66,000 in the comparable prior year period.  After normalizing for software development costs, overall research and development expenditures increased in the three-month period ended March 31, 2019 compared to the same period in the prior year.  This increase is due to increased salary expenses due to headcount and outside consultant professional fees.

There was no income tax expense recorded in the first three months of 2019 or 2018.

Consolidated net income was $308,000, or $0.06 per basic and diluted share, in the three-month period ended March 31, 2019 compared to a net loss of $17,000, or $0.00 per basic and diluted share in the comparable prior year period.

Liquidity and Capital Resources

At March 31, 2019, we had $3.9 million in cash and cash equivalents compared to $4.2 million in cash and cash equivalents at December 31, 2018.

Net cash provided by operating activities was $184,000 in the first three months of 2019 compared to net cash provided by operating activities of $256,000 in the same period in 2018.  The decrease in net cash provided by operating activities in the first three months of 2019 compared to the prior year period can be primarily attributed to the timing of payments related to outstanding accruals and accounts payable balances and offset by the timing of collections for outstanding receivable balances in the first three months of 2019 compared to the prior year period.

Net cash used for investing activities was $494,000 for the first three months of 2019 compared to net cash used for investing activities of $113,000 in the same period in 2018. The increase of the amount of net cash used for investing activities in the first three months of 2019 compared to the prior year period is primarily the result of increased capitalized internal software development costs compared to the prior year period.

We believe that cash and cash equivalents on hand at March 31, 2019 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2019 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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
  tariffs and other trade barriers;
  political and economic instability, including continuing volatility in the economic and politacal environment of the European Union;
  our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and
  conditions beyond our control such as war, terrorist attacks, health epidemics and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Approximately 20% of our revenue has historically been derived from shipments to customers outside the United States, and a large portion of this revenue is denominated in currencies other than the U.S. dollar.  Our international subsidiaries have functional currencies other than our U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies.  These non-functional currency transactions expose us to market risk on assets, liabilities and cash flows recognized on these transactions.

The strengthening of the U.S. dollar relative to foreign currencies decreases the value of foreign currency-denominated revenue and earnings when translated into U.S. dollars.  Conversely, a weakening of the U.S. dollar increases the value of foreign currency-denominated revenue and earnings.  A 10% adverse change in foreign currency rates could have a material effect on our results of operations or financial position.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Some of the risk factors to which we and our business are subject are described in the section entitled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks and uncertainties described in our Annual Report are not the only risks we face. Additional risks and uncertainties not presently known to us or that our management currently deems immaterial also may impair our business operations. If any of the risks described were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 7, 2019	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2019	By:	/s/ Frank G. Hallowell
Frank G. Hallowell
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

