Form 10-Q
period 2019-06-30
IMAGE SENSING SYSTEMS INC
filed 2019-08-12
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $0.01 par value per share	5,309,259 shares

2

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,229	$4,236
Accounts receivable, net of allowance for doubtful accounts of $73 and $72, respectively	3,548	3,830
Inventories	681	1,289
Prepaid expenses and other current assets	463	410
Total current assets	8,921	9,765

Property and equipment:
Furniture and fixtures	162	162
Leasehold improvements	6	8
Equipment	1,224	1,058
	1,392	1,228
Accumulated depreciation	985	882
	407	346

Operating lease assets, net	309	—
Intangible assets, net	3,780	3,317
Deferred income taxes	58	56
TOTAL ASSETS	$13,475	$13,484

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$426	$878
Deferred revenue	84	716
Warranty	564	656
Accrued compensation	87	224
Operating lease obligations	259	—
Other current liabilities	302	373
Total current liabilities	1,722	2,847

Operating lease obligations	51	—
TOTAL LIABILITIES	1,773	2,847

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,309,259 and 5,278,485
issued and outstanding at June 30, 2019 and December 31, 2018, respectively	52	52
Additional paid-in capital	24,637	24,550
Accumulated other comprehensive loss	(382)	(372)
Accumulated deficit	(12,605)	(13,593)
Total shareholders' equity	11,702	10,637
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,475	$13,484

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Revenue:
Product sales	$2,020	$1,376	$3,641	$2,220
Royalties	2,205	2,517	3,956	4,683
	4,225	3,893	7,597	6,903
Cost of revenue:
Product sales	1,108	609	1,793	964
Royalties	91	92	183	184
	1,199	701	1,976	1,148
Gross profit	3,026	3,192	5,621	5,755

Operating expenses:
Selling, general and administrative	1,682	1,765	3,347	3,526
Research and development	697	916	1,317	1,735
Restructuring charges	—	—	2	—
	2,379	2,681	4,666	5,261
Operating income from operations	647	511	955	494
Income from operations before income taxes	647	511	955	494
Income tax expense	—	—	—	—
Net income	$647	$511	$955	$494
Net income per share:
Basic	$0.12	$0.10	$0.18	$0.10
Diluted	$0.12	$0.10	$0.18	$0.10

Weighted average number of common shares outstanding:
Basic	5,244	5,206	5,234	5,194
Diluted	5,259	5,219	5,248	5,194

See accompanying notes to the condensed consolidated financial statements.

5

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018
Net income	$647	$511	$955	$494
Other comprehensive income (loss):
Foreign currency translation adjustment	(40)	(16)	(10)	(17)
Comprehensive income	$607	$495	$945	$477

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six-Month Periods Ended June 30,
	2019	2018
Operating activities:
Net income	$955	$494

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99	126
Software amortization	299	231
Stock-based compensation	104	123
Loss on disposal of assets	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	282	365
Inventories	608	(313)
Prepaid expenses and other current assets	(53)	(136)
Accounts payable	(451)	206
Accrued expenses and other current liabilities	(900)	(396)
Other (Lease asset and obligations)	1	—
Net cash provided by operating activities	944	701

Investing activities:
Capitalized software development costs	(762)	(102)
Purchases of property and equipment	(160)	(79)
Net cash used for investing activities	(922)	(181)

Financing activities:
Stock for tax withholding	(21)	(10)
Proceeds from stock options exercised	4	—
Net cash used for financing activities	(17)	(10)

Effect of exchange rate changes on cash	(12)	(10)
Change in cash and cash equivalents	(7)	500

Cash and cash equivalents at beginning of period	4,236	3,190
Cash and cash equivalents at end of period	$4,229	$3,690

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$5	$2

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three-Month Period Ended June 30, 2018
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, March 31, 2018	5,256,226	$52	$24,429	$(311)	$(15,472)	$8,698

Stock-based compensation	13,583	—	38	—	—	38
Comprehensive income (loss):	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(16)	—	(16)
Net income	—	—	—	—	511	511
Balance, June 30, 2018	5,269,809	52	24,467	(327)	(14,961)	9,231

	Three-Month Period Ended June 30, 2019
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, March 31, 2019	5,293,941	$52	$24,592	$(342)	$(13,252)	$11,050

Stock-based compensation	16,996	—	54	—	—	54
Stock for tax withholding	(1,678)	—	(9)	—	—	(9)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(40)	—	(40)
Net income	—	—	—	—	647	647
Balance, June 30, 2019	5,309,259	$52	$24,637	$(382)	$(12,605)	$11,702

See accompanying notes to the condensed consolidated financial statements

	Six-Month Period Ended June 30, 2018
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2017	5,210,448	$51	$24,355	$(310)	$(15,455)	$8,641

Stock-based compensation	61,609	1	122	—	—	123
Stock for tax withholding	(2,248)	—	—	—	—	—
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(17)	—	(17)
Net income	—	—	—	—	494	494
Balance, June 30, 2018	5,269,809	$52	$24,467	$(327)	$(14,961)	$9,231

	Six-Month Period Ended June 30, 2019
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2018	5,278,485	$52	$24,550	$(372)	$(13,593)	$10,637

Stock-based compensation	33,814	—	104	—	—	104
Stock options exercised	1,000	—	4	—	—	4
Stock for tax withholding	(4,040)	—	(21)	—	—	(21)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Net income	—	—	—	—	955	955
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	33	33
Balance, June 30, 2019	5,309,259	$52	$24,637	$(382)	$(12,605)	$11,702

See accompanying notes to the condensed consolidated financial statements

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

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

Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC.

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales	$2,020	$1,376	$3,641	$2,220
Royalties	2,205	2,517	3,956	4,683
Total revenue	$4,225	$3,893	$7,597	$6,903

Product Sales:

Product revenue is generated from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems outside of North America. Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the amount we expect to receive in exchange for those goods or services.

Certain product sales may contain multiple performance obligations for revenue recognition purposes. Multiple performance obligations may include hardware, software, installation services, training, or support.  In arrangements when we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. For performance obligations without observable stand-alone prices charged to customers, we evaluate the adjusted market assessment approach, the expected cost plus margin approach, and stand-alone sales to estimate the stand-alone selling prices.

Revenue for services such as maintenance, repair, consulting and technical support, is recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. Our payment terms may vary by the type and location of our customer and the products or services offered.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value has been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $343,000 and $36,000 of software development costs during the quarters ended June 30, 2019 and 2018, respectively, and $762,000 and $102,000 during the six-months ended June 30, 2019 and 2018, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both June 30, 2019 and 2018, we determined there was no impairment of intangible assets. At both June 30, 2019 and 2018, there were no indefinite-lived intangible assets.

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

Level 1:	observable inputs such as quoted prices in active markets;
Level 2:	inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$414	$949
Components	267	340
Total	$681	$1,289

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

Under Accounting Standards Codification (ASC) 840, rent expense for office facilities for the three and six-month period ended June 30, 2018 was $145,000 and $291,000, respectively.

The cost components of our operating leases were as follows (in thousands) for the following periods ended June 30, 2019:

	Three-Month Period	Six-Month Period
	Total	Total
Operating lease costs	$66	$131
Variable lease cost	77	153
Total	$143	$284

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases are as follows (in thousands) as of June 30, 2019:

Total
2019	$267
2020	40
2021	8
2022	4
2023 and thereafter	—
Total lease payments	319
Less: Interest	(9)
Present value of lease liabilities	$310

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2019:

June 30, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.4
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities were $131,000 for the six months ended June 30, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows. Separate from the initial recognition of the existing leases, there were no operating lease assets obtained in exchange for new operating lease liabilities for the six months ended June 30, 2019.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2019
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(1,003)	1,926	8.0
Software development in process costs	1,436	—	1,436	—
IntellitraffiQ development costs	468	(117)	351	4.0
Wrong Way development costs	228	(161)	67	2.0
Total	$8,961	$(5,181)	$3,780	7.1

	December 31, 2018
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(819)	2,110	8.0
Software development in process costs	674	—	674	—
IntellitraffiQ development costs	468	(59)	409	4.0
Wrong Way development costs	228	(104)	124	2.0
Total	$8,199	$(4,882)	$3,317	7.1

Note G: Warranties

We generally provide a two to five year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2019	2018

Beginning balance	$656	$858
Warranty provisions	78	80
Warranty claims	(55)	(18)
Adjustments to preexisting warranties	(114)	(222)
Currency	(1)	(5)
Ending balance	$564	$693

Note H: Stock-Based Compensation

We compensate officers, directors, key employees and consultants with stock-based compensation under the Image Sensing Systems, Inc. 2005 Stock Incentive Plan (the "2005 Plan") and the Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan (the "2014 Plan"), both of which were approved by our shareholders and are administered under the supervision of our Board of Directors. Although stock options granted under the 2005 Plan are still outstanding, the 2005 Plan expired, and the Company can no longer grant options or other awards under the 2005 Plan. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest ratably over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of nine to 10 years.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2019 and 2018 was $54,000 and $38,000, respectively. Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2019 and 2018 was $104,000 and $123,000, respectively. At June 30, 2019, 193,402 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the option activity for the first six months of 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	39,000	$6.26	2.80	$4,480
Granted	—	$—	—	$—
Exercised	(1,000)	$4.22	—	$950
Expired	(18,000)	$8.19	—	$—
Forfeited	(4,000)	$4.22	—	$3,360

Options outstanding at June 30, 2019	16,000	$4.73	4.50	$8,580
Options exercisable at June 30, 2019	16,000	$4.73	4.50	$8,580

There were no options exercised and 1,000 options exercised during the three and six-month periods ended June 30, 2019, respectively, and no options exercised in the three and six-month periods ended June 30, 2018. During the six-month period ended June 30, 2019 we recognized no stock-based compensation expense related to stock options compared to $1,000 recognized during the six-month period ended June 30, 2018. As of June 30, 2019, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table summarizes restricted stock award activity for the first six months of 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2018	58,877	$3.22
Granted	45,640	5.05
Vested	(33,730)	3.83
Forfeited	(11,826)	3.04
Awards outstanding at June 30, 2019	58,961	$4.32

As of June 30, 2019, the total stock-based compensation expense related to non-vested awards not yet recognized was $230,000, which is expected to be recognized over a weighted average period of 2.4 years. During the six-month periods ended June 30, 2019 and June 30, 2018, we recognized $104,000 and $122,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income per Common Share

Net income (loss) per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 2,000 and 50,919 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2019 and 2018, respectively, and 2,000 and 96,004 weighted common shares have been excluded from the diluted weighted shares outstanding for the six-month periods ended June 30, 2019 and 2018, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018

Numerator:
Net income	$647	$511	$955	$494
Denominator:
Weighted average common shares outstanding	5,244	5,206	5,234	5,194
Dilutive potential common shares	15	13	14	—
Shares used in diluted net income per common share calculations	5,259	5,219	5,248	5,194
Basic net income per common share	$0.12	$0.10	$0.18	$0.10
Diluted net income per common share	$0.12	$0.10	$0.18	$0.10

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$2,512	$2,842	$1,713	$1,051	$4,225	$3,893
Gross profit	2,239	2,596	787	596	3,026	3,192
Amortization of intangible assets	91	92	58	28	149	120
Intangible assets	1,926	2,293	1,854	1,063	3,780	3,356

	Six Months Ended June 30,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$4,584	$5,259	$3,013	$1,644	$7,597	$6,903
Gross profit	4,031	4,782	1,590	973	5,621	5,755
Amortization of intangible assets	183	184	116	47	299	231
Intangible assets	1,926	2,293	1,854	1,063	3,780	3,356

Note K: Restructuring and Exit Activities

In the third quarter of 2018, we initiated the closure of our Bucharest, Romania office location, which was a sales office for Image Sensing Systems EMEA Limited. The Company will continue doing business in the European region utilizing the Barcelona, Spain sales office. We incurred $2,000 of costs for the closure of our office in Romania in the six-month period ended June 30, 2019.  No costs related to the closure of the Romania location were incurred in the six-month period ended June 30, 2018.

The following table shows the restructuring activity for the first six months of 2019 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Total
Balance at December 31, 2018	$18	$4	$22
Charges	2	—	2
Settlements	(13)	(4)	(17)
Balance at June 30, 2019	$7	$—	$7

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our following wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany. We incurred no costs for these entity closures in the six-month periods ended June 30, 2019 and June 30, 2018.

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

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General.  We are a leading provider of above-ground detection products and solutions for the intelligent transportation systems (“ITS”) industry. Our family of products, which we market as Autoscope® video or video products (“Autoscope”), RTMS® radar or radar products (“RTMS”), and IntellitraffiQ® or iQ products, provides end users with the tools needed to optimize traffic flow and enhance driver safety. Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. Our products provide end users with complete solutions for the intersection and transportation markets.

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, United States commuters lose 97 hours a year in congestion, which costs motorists $87 billion a year in time, which is an average of $1,348 per driver. We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

We market the RTMS radar systems to a network of distributors globally.  On a limited basis, we may sell directly to the end user.  We market our Autoscope video products outside of the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels, through our office in Spain. Our end users primarily consist of governmental agencies and municipalities.

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
21

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

Cost of Revenue. Software amortization is the sole cost of revenue related to royalties, as virtually all manufacturing, warranty and related costs are incurred by Econolite. Cost of revenue related to product sales consists primarily of the amount charged by our third party contractors to manufacture hardware products, whose costs are influenced mainly by the cost of electronic components. The cost of revenue also includes logistics costs, estimated expenses for product warranties, and inventory obsolescence. The key metric that we follow is achieving certain gross margin percentages on product sales by operating segment.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2019	2018	2019	2018

Income from operations	$647	$511	$955	$494
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	149	120	299	231
Depreciation	48	63	99	126
Restructuring	—	—	2	—
Non-GAAP income from continuing operations	$844	$694	$1,355	$851

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$2,512	$2,842	$1,713	$1,051	$4,225	$3,893
Gross profit	2,239	2,596	787	596	3,026	3,192
Amortization of intangible assets	91	92	58	28	149	120
Intangible assets	1,926	2,293	1,854	1,063	3,780	3,356

	Six Months Ended June 30,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$4,584	$5,259	$3,013	$1,644	$7,597	$6,903
Gross profit	4,031	4,782	1,590	973	5,621	5,755
Amortization of intangible assets	183	184	116	47	299	231
Intangible assets	1,926	2,293	1,854	1,063	3,780	3,356

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended June 30,
	2019	2018
Product sales	47.8%	35.3%
Royalties	52.2	64.7
Total revenue	100.0	100.0
Gross profit - product sales	45.1	55.7
Gross profit - royalties	95.9	96.3
Selling, general and administrative	39.8	45.3
Research and development	16.5	23.5
Income from operations	15.3	13.1
Income tax expense	—	—
Net income	15.3	13.1

	Six-Month Periods Ended June 30,
	2019	2018
Product sales	47.9%	32.2%
Royalties	52.1	67.8
Total revenue	100.0	100.0
Gross profit - product sales	50.8	56.6
Gross profit - royalties	95.4	96.1
Selling, general and administrative	44.1	51.1
Research and development	17.3	25.1
Income from operations	12.6	7.2
Income tax expense	—	—
Net income	12.6	7.2
23

Total revenue increased to $4.2 million in the three-month period ended June 30, 2019 from $3.9 million in the same period in 2018, an increase of 8.5%, and increased to $7.6 million in the first six months of 2019, from $6.9 million in the same period in 2018, an increase of 10.1%. Royalty income decreased to $2.2 million in the second quarter of 2019 from $2.5 million in the second quarter of 2018, a decrease of 12.4%, and decreased to $4.0 million in the first six months of 2019 from $4.7 million in the first six months of 2018, a decrease of 15.5%. The decrease in royalties was due to a particularly harsh winter in the first quarter, and slower than anticipated market adoption of a new Vision Product. Conversely, product sales increased to $2.0 million in the second quarter of 2019 from $1.4 million in the second quarter of 2018, an increase of 46.8%, and increased to $3.6 million in the first six months of 2019 from $2.2 million in the first six months of 2018, an increase of 64.0%. The product sales growth was driven by the Highway segment through an increased focus on improving sales tactics and an individually significant sale in the second quarter of 2019.

Revenue for the Intersection segment decreased to $2.5 million in the three-month period ended June 30, 2019 from $2.8 million in the three-month period ended June 30, 2018, a decrease of 11.6%. Revenue for the Intersection segment decreased to $4.6 million in the first six months of 2019 from $5.3 million in the first six months of 2018, a decrease of 12.8%.

Revenue for the Highway segment increased to $1.7 million in the three-month period ended June 30, 2019 from $1.1 million in the three-month period ended June 30, 2018, an increase of 63.0%. Revenue for the Highway segment increased to $3.0 million in the first six months of 2019 from $1.6 million in the first six months of 2018, an increase of 83.3%. The increase in revenue in the Highway segment was attributable to an individually significant sale of third-party sourced product in the second quarter of 2019 and no comparable sale occurring in the same period in 2018.

Gross profit for product sales decreased to 45.1% in the three months ended June 30, 2019 from 55.7% in the three months ended June 30, 2018. The dollar amount of product sales gross profit increased $145,000, or 18.9%, in the three months ended June 30, 2019 compared to the prior year period. Gross profit for product sales decreased to 50.8% in the first six months of 2019 from 56.6% in the first six months of 2018. Product sales gross profit increased $322,000 or 21.1% in the six months ended June 30, 2019 compared to the prior year period. The decrease in product gross margin percent was primarily due to the aforementioned sale of third-party sourced product which tend to have lower margins than those of our own products.

Gross profit for royalty sales for the three months ended June 30, 2019 decreased to 95.9% from 96.3% in the same period in 2018. The dollar amount of gross profit from royalties decreased $311,000, or 12.8%, in the three months ended June 30, 2019 compared to the prior year period. Gross profit for royalty sales for the six months ended June 30, 2019 decreased to 95.4% from 96.1% in the same period in 2018. Gross profit from royalties decreased $726,000, or 16.1%, in the six months ended June 30, 2019 compared to the prior year period. The decrease in royalty gross margin percent was due to lower royalty revenues while software amortization expense remained substantially the same.

Selling, general and administrative expense was $1.7 million, or 39.8% of total revenue, in the second quarter of 2019 compared to $1.8 million, or 45.3% of total revenue, in the second quarter of 2018, and decreased to $3.3 million, or 44.1% of total revenue, in the first six months of 2019 compared to $3.5 million, or 51.1% of total revenue, in the first six months of 2018. The decrease in expense in the first six months of 2019 was primarily a result of decreased expenses related to salaries and benefits due to fewer headcount when compared to the prior year period.

Research and development expense decreased to $697,000, or 16.5% of total revenue, in the three-month period ended June 30, 2019 from $916,000, or 23.5% of total revenue, in the three-month period ended June 30, 2018, and decreased to $1.3 million, or 17.3% of total revenue, in the six-month period ended June 30, 2019, from $1.7 million, or 25.1% of total revenue, in the six-month period ended June 30, 2018. The decrease was partially due to increased capitalized software development costs in the six-month period ended June 30, 2019 of $762,000 compared to capitalized software costs of $102,000 in the comparable prior year period.  After normalizing for software development costs, overall research and development expenditures increased in the six-month period ended June 30, 2019 compared to the same period in the prior year.  This increase was due to increased salary expenses due to headcount and outside consultant professional fees.

There was no income tax expense recorded in the first six months of 2019 or 2018 as we have deferred tax assets which would offset tax expense in that period.

Consolidated net income was $647,000, or $0.12 per basic and diluted share, in the three-month period ended June 30, 2019 compared to a net income of $511,000, or $0.10 per basic and diluted share, in the comparable prior year period. Consolidated net income was $955,000, or $0.18 per basic and diluted share, in the six-month period ended June 30, 2019 compared to a net income of $494,000, or $0.10 per basic and diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At June 30, 2019, we had $4.2 million in cash and cash equivalents compared to $4.2 million in cash and cash equivalents at December 31, 2018.

Net cash provided by operating activities was $944,000 in the first six months of 2019 compared to net cash provided by operating activities of $701,000 in the same period in 2018.  The increase in net cash provided by operating activities in the first six months of 2019 compared to the prior year period can be primarily attributed to the timing of inventory depletion, which was offset by the timing of payments related to outstanding accruals and accounts payable balances in the first six months of 2019 compared to the prior year period.

Net cash used for investing activities was $922,000 for the first six months of 2019 compared to net cash used for investing activities of $181,000 in the same period in 2018. The increase of the amount of net cash used for investing activities in the first six months of 2019 compared to the prior year period was primarily the result of increased capitalized internal software development costs compared to the prior year period.

We believe that cash and cash equivalents on hand at June 30, 2019 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2019 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: August 12, 2019	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2019	By:	/s/ Frank G. Hallowell
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

