Form 10-Q
period 2019-09-30
IMAGE SENSING SYSTEMS INC
filed 2019-11-13
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, $0.01 par value per share	5,315,739 shares

2

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2019	December 31,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,723	$4,236
Accounts receivable, net of allowance for doubtful accounts of $23 and $72 respectively	3,376	3,830
Inventories	765	1,289
Prepaid expenses and other current assets	528	410
Total current assets	9,392	9,765

Property and equipment:
Furniture and fixtures	162	162
Leasehold improvements	6	8
Equipment	1,294	1,058
	1,462	1,228
Accumulated depreciation	1,033	882
	429	346

Operating lease assets, net	245	—
Intangible assets, net	3,911	3,317
Deferred income taxes	5,257	56
TOTAL ASSETS	$19,234	$13,484

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$395	$878
Deferred revenue	23	716
Warranty	444	656
Accrued compensation	76	224
Operating lease obligations	222	—
Other current liabilities	235	373
Total current liabilities	1,395	2,847

Operating lease obligations	24	—
TOTAL LIABILITIES	1,419	2,847

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,315,739 and 5,278,485
issued and outstanding at September 30, 2019 and December 31, 2018, respectively	53	52
Additional paid-in capital	24,694	24,550
Accumulated other comprehensive loss	(457)	(372)
Accumulated deficit	(6,475)	(13,593)
Total shareholders' equity	17,815	10,637
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,234	$13,484

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Revenue:
Product sales	$1,299	$1,750	$4,940	$3,970
Royalties	2,390	2,299	6,346	6,982
	3,689	4,049	11,286	10,952
Cost of revenue:
Product sales	421	652	2,214	1,616
Royalties	92	91	275	275
	513	743	2,489	1,891
Gross profit	3,176	3,306	8,797	9,061

Operating expenses:
Selling, general and administrative	1,560	1,592	4,907	5,118
Research and development	691	863	2,008	2,598
Restructuring charges	—	—	2	—
	2,251	2,455	6,917	7,716
Income from operations	925	851	1,880	1,345
Income from operations before income taxes	925	851	1,880	1,345
Income tax benefit	(5,205)	—	(5,205)	—
Net income	$6,130	$851	$7,085	$1,345
Net income per share:
Basic	$1.17	$0.16	$1.35	$0.26
Diluted	$1.16	$0.16	$1.35	$0.26

Weighted average number of common shares outstanding:
Basic	5,252	5,212	5,240	5,200
Diluted	5,270	5,244	5,259	5,206

See accompanying notes to the condensed consolidated financial statements.

5

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018
Net income	$6,130	$851	$7,085	$1,345
Other comprehensive income (loss):
Foreign currency translation adjustment	(75)	—	(85)	(17)
Comprehensive income	$6,055	$851	$7,000	$1,328

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2019	2018
Operating activities:
Net income	$7,085	$1,345

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	191
Software amortization	448	380
Stock-based compensation	162	164
Deferred income tax benefit	(5,200)	—
Loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	454	(383)
Inventories	524	(444)
Prepaid expenses and other current assets	(118)	(163)
Accounts payable	(468)	10
Accrued expenses and other current liabilities	(1,159)	(430)
Other (Lease asset and obligations)	2	—
Net cash provided by operating activities	1,879	675

Investing activities:
Capitalized software development costs	(1,042)	(134)
Purchases of property and equipment	(239)	(163)
Net cash used for investing activities	(1,281)	(297)

Financing activities:
Stock for tax withholding	(21)	(10)
Proceeds from stock options exercised	4	—
Net cash used for financing activities	(17)	(10)

Effect of exchange rate changes on cash	(94)	(13)
Change in cash and cash equivalents	487	355

Cash and cash equivalents at beginning of period	4,236	3,190
Cash and cash equivalents at end of period	$4,723	$3,545

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$20	$18

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three-Month Period Ended September 30, 2018
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2018	5,269,809	$52	$24,467	$(327)	$(14,961)	$9,231

Stock-based compensation	4,064	—	41	—	—	41
Comprehensive income (loss):	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net income	—	—	—	—	851	851
Balance, September 30, 2018	5,273,873	$52	$24,508	$(327)	$(14,110)	$10,123

	Three-Month Period Ended September 30, 2019
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2019	5,309,259	$52	$24,637	$(382)	$(12,605)	$11,702

Stock-based compensation	6,480	1	57	—	—	58
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(75)	—	(75)
Net income	—	—	—	—	6,130	6,130
Balance, September 30, 2019	5,315,739	$53	$24,694	$(457)	$(6,475)	$17,815

See accompanying notes to the condensed consolidated financial statements

	Nine-Month Period Ended September 30, 2018
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2017	5,210,448	$51	$24,355	$(310)	$(15,455)	$8,641

Stock-based compensation	65,673	1	163	—	—	164
Stock for tax withholding	(2,248)	—	(10)	—	—	(10)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(17)	—	(17)
Net income	—	—	—	—	1,345	1,345
Balance, September 30, 2018	5,273,873	$52	$24,508	$(327)	$(14,110)	$10,123

	Nine-Month Period Ended September 30, 2019
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2018	5,278,485	$52	$24,550	$(372)	$(13,593)	$10,637

Stock-based compensation	40,294	1	161	—	—	162
Stock options exercised	1,000	—	4	—	—	4
Stock for tax withholding	(4,040)	—	(21)	—	—	(21)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(85)	—	(85)
Net income	—	—	—	—	7,085	7,085
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	33	33
Balance, September 30, 2019	5,315,739	$53	$24,694	$(457)	$(6,475)	$17,815

See accompanying notes to the condensed consolidated financial statements

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

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

Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC.

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales	$1,299	$1,750	$4,940	$3,970
Royalties	2,390	2,299	6,346	6,982
Total revenue	$3,689	$4,049	$11,286	$10,952

Product Sales:

Product revenue is generated primarily from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems outside of North America. Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the amount we expect to receive in exchange for those goods or services.

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

Revenue for services such as maintenance, repair, and technical support is recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. From time to time, we may provide ITS consulting services with a defined contract where deliverables may vary according to customer requirements. Our payment terms may vary by the type and location of our customer and the products or services offered. During the third quarter of 2019, management identified and corrected an immaterial error related to revenue from consulting services of approximately $120,000 by recognizing this revenue during the third quarter of 2019. These consulting services were performed and qualified for revenue recognition in prior periods, primarily during 2018.

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

Income Taxes

We record a tax provision for the anticipated tax consequences of our reported results of operations. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining net realizable value of our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period in which such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results. We recognize penalties and interest expense related to unrecognized tax benefits in income tax expense.

On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated. At September 30, 2019, the Company determined that, based on the profitability it has achieved, historical taxable cumulative profits, and estimates of future income, there is sufficient positive evidence to conclude that the likelihood of realization of deferred tax assets outweighs the negative evidence. The valuation allowance was partially released for the deferred tax assets that the Company is more likely than not to realize, which resulted in a $5.2 million non-cash income tax benefit from the recognition of $5.4 million in net deferred tax assets for the three- and nine-month periods ended September 30, 2019.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value has been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $281,000 and $32,000 of software development costs during the quarters ended September 30, 2019 and 2018, respectively, and approximately $1.0 million and $134,000 during the nine months ended September 30, 2019 and 2018, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both September 30, 2019 and 2018, we determined there was no impairment of intangible assets. At both September 30, 2019 and 2018, there were no indefinite-lived intangible assets.

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

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock Compensation (Topic 718)". ASU 2018-07 largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of Accounting Standards Codification 718 to apply to nonemployee share-based transactions as long as the transaction is not effectively a form of financing. We adopted ASU No. 2018-07 as of January 1, 2019. There was no impact to the Company's consolidated financial statements.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$496	$949
Components	269	340
Total	$765	$1,289

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

Because most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of the lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. We used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date. We have a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, we apply a portfolio approach for determining the incremental borrowing rate.

Under Accounting Standards Codification (ASC) 840, rent expense for office facilities for the three- and nine-month periods ended September 30, 2018 was $147,000 and $438,000, respectively.

The cost components of our operating leases were as follows (in thousands) for the following periods ended September 30, 2019:

	Three-Month Period	Nine-Month Period
	Total	Total
Operating lease costs	$67	$198
Variable lease cost	76	229
Total	$143	$427

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases are as follows (in thousands) as of September 30, 2019:

Total
2019	$67
2020	166
2021	11
2022	8
2023 and thereafter	—
Total lease payments	252
Less: Interest	(6)
Present value of lease liabilities	$246

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2019:

September 30, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.9
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $197,000 for the nine months ended September 30, 2019, and this amount is included in operating activities in the condensed consolidated statements of cash flows. Separate from the initial recognition of the existing leases, there were no operating lease assets obtained in exchange for new operating lease liabilities for the nine months ended September 30, 2019.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2019
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(1,094)	1,835	8.0
Software development in process costs	1,716	—	1,716	—
IntellitraffiQ development costs	468	(146)	322	4.0
Wrong Way development costs	228	(190)	38	2.0
Total	$9,241	$(5,330)	$3,911	7.1

	December 31, 2018
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(819)	2,110	8.0
Software development in process costs	674	—	674	—
IntellitraffiQ development costs	468	(59)	409	4.0
Wrong Way development costs	228	(104)	124	2.0
Total	$8,199	$(4,882)	$3,317	7.1

Note G: Warranties

We generally provide a two to five year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2019	2018

Beginning balance	$656	$858
Warranty provisions	100	103
Warranty claims	(69)	(25)
Adjustments to preexisting warranties	(240)	(231)
Currency	(3)	(7)
Ending balance	$444	$698

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2019 and 2018 was $58,000 and $41,000, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2019 and 2018 was $162,000 and $164,000, respectively. At September 30, 2019, 186,622 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the stock option activity for the first nine months of 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	39,000	$6.26	2.80	$4,480
Granted	—	$—	—	$—
Exercised	(1,000)	$4.22	—	$950
Expired	(18,000)	$8.19	—	$—
Forfeited	(4,000)	$4.22	—	$3,360

Options outstanding at September 30, 2019	16,000	$4.73	4.20	$4,903
Options exercisable at September 30, 2019	16,000	$4.73	4.20	$4,903

There were no stock options and stock options to purchase 1,000 shares exercised during the three and nine-month periods ended September 30, 2019, respectively, and no stock options exercised in the three- and nine-month periods ended September 30, 2018. During the nine-month period ended September 30, 2019, we recognized no stock-based compensation expense related to stock options compared to $1,000 recognized during the nine-month period ended September 30, 2018. As of September 30, 2019, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table summarizes restricted stock award activity for the first nine months of 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2018	58,877	$3.22
Granted	52,120	5.02
Vested	(40,210)	3.99
Forfeited	(11,826)	3.04
Awards outstanding at September 30, 2019	58,961	$4.32

As of September 30, 2019, the total stock-based compensation expense related to non-vested awards not yet recognized was $204,000, which is expected to be recognized over a weighted average period of 2.2 years. During the nine-month periods ended September 30, 2019 and September 30, 2018, we recognized $162,000 and $163,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income per Common Share

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 5,000 and 22,065 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2019 and 2018, respectively, and 11,000 and 64,041 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2019 and 2018, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018

Numerator:
Net income	$6,130	$851	$7,085	$1,345
Denominator:
Weighted average common shares outstanding	5,252	5,212	5,240	5,200
Dilutive potential common shares	18	32	19	6
Shares used in diluted net income per common share calculations	5,270	5,244	5,259	5,206
Basic net income per common share	$1.17	$0.16	$1.35	$0.26
Diluted net income per common share	$1.16	$0.16	$1.35	$0.26

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

Autoscope video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. RTMS and IntellitraffiQ are our radar product lines, and revenue consists of international and North American product sales. Radar products are normally sold in the Highway segment. All segment revenues are derived from external customers.

Operating expenses and total assets are not allocated to the segments for internal reporting purposes. Due to the changes in how we manage our business, we may reevaluate our segment definitions in the future.

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$2,789	$2,599	$900	$1,450	$3,689	$4,049
Gross profit	2,555	2,386	621	920	3,176	3,306
Amortization of intangible assets	92	91	57	58	149	149
Intangible assets	1,835	2,202	2,076	1,037	3,911	3,239

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$7,373	$7,858	$3,913	$3,094	$11,286	$10,952
Gross profit	6,586	7,168	2,211	1,893	8,797	9,061
Amortization of intangible assets	275	275	173	105	448	380
Intangible assets	1,835	2,202	2,076	1,037	3,911	3,239

Note K: Restructuring and Exit Activities

In the third quarter of 2018, we initiated the closure of our Bucharest, Romania office location, which was a sales office for Image Sensing Systems EMEA Limited, a United Kingdom subsidiary. The Company will continue doing business in the European region utilizing its Barcelona, Spain sales office. We incurred $2,000 of costs for the closure of our office in Romania in the nine-month period ended September 30, 2019.  No costs related to the closure of the Romania location were incurred in the nine-month period ended September 30, 2018.

The following table shows the restructuring activity for the first nine months of 2019 (in thousands):

	Termination Benefits	Facility Costs and Contract Termination	Total
Balance at December 31, 2018	$18	$4	$22
Charges	2	—	2
Settlements	(20)	(4)	(24)
Balance at September 30, 2019	$—	$—	$—

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our following wholly-owned subsidiaries: Image Sensing Systems HK Limited (ISS HK) located in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) located in China; and Image Sensing Systems Germany, GmbH (ISS Germany) located in Germany. We incurred no costs for these entity closures in the nine-month periods ended September 30, 2019 and September 30, 2018.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2019	2018	2019	2018

Income from operations	$925	$851	$1,880	$1,345
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	149	149	448	380
Depreciation	50	65	149	191
Restructuring	—	—	2	—
Non-GAAP income from operations	$1,124	$1,065	$2,479	$1,916

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

Segments. We currently operate in two reportable segments: Intersection and Highway. Autoscope video is our machine-vision product line, and revenue consists of royalties (all of which are received from Econolite), as well as a portion of international product sales. Video products are normally sold in the Intersection segment. RTMS and IntellitraffiQ are our radar product lines, and revenue consists of sales to external customers. Radar products are normally sold in the Highway segment.  As a result of business model changes and modifications in how we manage our business, we may reevaluate our segment definitions in the future.

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$2,789	$2,599	$900	$1,450	$3,689	$4,049
Gross profit	2,555	2,386	621	920	3,176	3,306
Amortization of intangible assets	92	91	57	58	149	149
Intangible assets	1,835	2,202	2,076	1,037	3,911	3,239

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2019	2018	2019	2018	2019	2018

Revenue	$7,373	$7,858	$3,913	$3,094	$11,286	$10,952
Gross profit	6,586	7,168	2,211	1,893	8,797	9,061
Amortization of intangible assets	275	275	173	105	448	380
Intangible assets	1,835	2,202	2,076	1,037	3,911	3,239

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,
	2019	2018
Product sales	35.2%	43.2%
Royalties	64.8	56.8
Total revenue	100.0	100.0
Gross profit - product sales	67.6	62.7
Gross profit - royalties	96.2	96.0
Selling, general and administrative	42.3	39.3
Research and development	18.7	21.3
Income from operations	25.1	21.0
Income tax benefit	(141.1)	—
Net income	166.2	21.0

	Nine-Month Periods Ended September 30,
	2019	2018
Product sales	43.8%	36.2%
Royalties	56.2	63.8
Total revenue	100.0	100.0
Gross profit - product sales	55.2	59.3
Gross profit - royalties	95.7	96.1
Selling, general and administrative	43.5	46.7
Research and development	17.8	23.7
Income from operations	16.7	12.3
Income tax benefit	(46.1)	—
Net income	62.8	12.3
23

Total revenue decreased to $3.7 million in the three-month period ended September 30, 2019 from $4.0 million in the same period in 2018, a decrease of 8.9%, and increased to $11.3 million in the first nine months of 2019 from $11.0 million in the same period in 2018, an increase of 3.0%. Royalty income increased to $2.4 million in the third quarter of 2019 from $2.3 million in the third quarter of 2018, an increase of 4.0%, and decreased to $6.3 million in the first nine months of 2019 from $7.0 million in the first nine months of 2018, a decrease of 9.1%. The decrease in royalties in the first nine months of 2019 was due to a particularly harsh winter in the first quarter and slower than anticipated market adoption of a new Vision Product. Product sales decreased to $1.3 million in the third quarter of 2019 from $1.8 million in the third quarter of 2018, a decrease of 25.8%, and increased to $4.9 million in the first nine months of 2019 from $4.0 million in the first nine months of 2018, an increase of 24.4%. The product sales growth in the first nine months of 2019 was driven by increased sales in the Highway segment through an increased focus on improving sales tactics and an individually significant sale in the second quarter of 2019.

Revenue for the Intersection segment increased to $2.8 million in the three-month period ended September 30, 2019 from $2.6 million in the three-month period ended September 30, 2018, an increase of 7.3%. Revenue for the Intersection segment decreased to $7.4 million in the first nine months of 2019 from $7.9 million in the first nine months of 2018, a decrease of 6.2%. The decrease in revenue in the Intersection segment in the first nine months of 2019 was attributable to the decrease in royalties.

Revenue for the Highway segment decreased to $0.9 million in the three-month period ended September 30, 2019 from $1.5 million in the three-month period ended September 30, 2018, a decrease of 37.9%. Revenue for the Highway segment increased to $3.9 million in the first nine months of 2019 from $3.1 million in the first nine months of 2018, an increase of 26.5%. The increase in revenue in the Highway segment in the first nine months of 2019 was attributable to an individually significant sale of third-party sourced product in the second quarter of 2019 and no comparable sale occurring in the same period in 2018.

Gross margin percent for product sales increased to 67.6% in the three months ended September 30, 2019 from 62.7% in the three months ended September 30, 2018. The dollar amount of product sales gross profit decreased $221,000, or 20.1%, in the three months ended September 30, 2019 compared to the prior year period. Gross margin percent for product sales decreased to 55.2% in the first nine months of 2019 from 59.3% in the first nine months of 2018. Product sales gross profit increased $372,000 or 15.8% in the nine months ended September 30, 2019 compared to the prior year period. The decrease in product gross margin percent in the first nine months of 2019 was the result of a combination of a lower percentage of revenue from royalties and the aforementioned sale of third-party sourced product which tend to have lower margins than those of our own products.

Gross margin percent for royalty sales for the three months ended September 30, 2019 increased to 96.2% from 96.0% in the same period in 2018. The dollar amount of gross profit from royalties increased $91,000, or 4.1%, in the three months ended September 30, 2019 compared to the prior year period. Gross margin percent for royalty sales for the nine months ended September 30, 2019 decreased to 95.7% from 96.1% in the same period in 2018. Gross profit from royalties decreased $636,000, or 9.5%, in the nine months ended September 30, 2019 compared to the prior year period. The decrease in royalty gross margin percent in the first nine months of 2019 was due to lower royalty revenues while software amortization expense remained substantially the same.

Selling, general and administrative expense was $1.6 million, or 42.3% of total revenue, in the third quarter of 2019 compared to $1.6 million, or 39.3% of total revenue, in the third quarter of 2018, and decreased to $4.9 million, or 43.5% of total revenue, in the first nine months of 2019 compared to $5.1 million, or 46.7% of total revenue, in the first nine months of 2018. The decrease in expense in the first nine months of 2019 was primarily a result of decreased expenses related to salaries and benefits due to a lower headcount when compared to the prior year period.

Research and development expense decreased to $691,000, or 18.7% of total revenue, in the three-month period ended September 30, 2019 from $863,000, or 21.3% of total revenue, in the three-month period ended September 30, 2018, and decreased to $2.0 million, or 17.8% of total revenue, in the nine-month period ended September 30, 2019 from $2.6 million, or 23.7% of total revenue, in the nine-month period ended September 30, 2018. The decrease was partially due to increased capitalized software development costs in the nine-month period ended September 30, 2019 of $1.0 million compared to capitalized software costs of $134,000 for the same period in 2018.  After normalizing for software development costs, overall research and development expenditures increased in the nine-month period ended September 30, 2019 compared to the same period in the prior year.  This increase was due to increased salary expenses due to a higher headcount and increased outside consultant professional fees.

Income tax benefit increased to $5.2 million in the three and nine months ended September 30, 2019 due to releasing a significant portion of the deferred tax asset valuation allowance of $5.4 million.  On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated. At September 30, 2019, the Company determined that, based on the profitability it has achieved, historical cumulative profits, and estimates of future income, there is sufficient positive evidence to conclude that the likelihood of realization of deferred tax assets outweighs the negative evidence.  The valuation allowance was partially released for the deferred tax assets that the Company is more likely than not to realize, which resulted in a $5.2 million non-cash income tax benefit from the recognition of $5.4 million in net deferred tax assets for the three- and nine-month periods ended September 30, 2019. There was no income tax benefit recorded in the first nine months of 2018.

Consolidated net income was $6.1 million, or $1.17 per basic share and $1.16 per diluted share, in the three-month period ended September 30, 2019 compared to a net income of $851,000, or $0.16 per basic and diluted share, in the comparable prior year period. Consolidated net income was $7.1 million, or $1.35 per basic and diluted share, in the nine-month period ended September 30, 2019 compared to a net income of $1.3 million, or $0.26 per basic and diluted share, in the comparable prior year period. The large increase for the period ended on September 30, 2019 is primarily due to the $5.4 million decrease in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

At September 30, 2019, we had $4.7 million in cash and cash equivalents compared to $4.2 million in cash and cash equivalents at December 31, 2018.

Net cash provided by operating activities was $1.9 million in the first nine months of 2019 compared to net cash provided by operating activities of $675,000 in the same period in 2018. The increase in net cash provided by operating activities in the first nine months of 2019 compared to the prior year period is primarily attributed to the reduction of inventory, which was partially offset by the timing of payments related to outstanding accruals and accounts payable balances in the first nine months of 2019 compared to the prior year period.

Net cash used for investing activities was $1.3 million for the first nine months of 2019 compared to net cash used for investing activities of $297,000 in the same period in 2018. The increase of the amount of net cash used for investing activities in the first nine months of 2019 compared to the prior year period was primarily the result of increased capitalized internal software development costs compared to the prior year period.

We believe that cash and cash equivalents on hand at September 30, 2019 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2019 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 13, 2019	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Frank G. Hallowell
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

