Form 10-K
period 2019-12-31
IMAGE SENSING SYSTEMS INC
filed 2020-03-12
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was $19,443,270 based on the closing sale price as reported on The Nasdaq Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 29, 2020 was 5,322,849 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2020 Annual Meeting of Shareholders (Proxy Statement)	Part III

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

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, United States commuters lose 97 hours a year in congestion, which costs motorists $87 billion a year in time, an average of $1,365 per driver (per INRIX 2018 Global Traffic scorecard).  We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

We market the RTMS radar systems to a network of distributors globally.  On a limited basis, we may sell directly to the end user.  We market our Autoscope video products outside the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels through our office in Spain.  Our end users primarily include governmental agencies and municipalities.

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

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed.  According to the Federal Highway Administration, American drivers put a record 3.26 trillion miles on public roads and highways in 2018, an increase of 1.0% from 3.22 trillion miles in 2017. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. Above-ground detection-based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

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

The Melding of Large City Service Domains. Large cities require a wide range of service domains, including traffic. These cities are increasingly turning to centralized management of these service domains, employing a command and control model that requires sharing and integrating data across service domains to operate effectively and lower total cost. For example, data collected for the traffic management service domain is relevant to all of the other service domains. This means that each sensor can supply information to multiple domain services. In turn, the sharing of detection information across service domains should increase the level of sophistication required to process and interpret that information.  Additionally, above-ground detection products are more capable of performing certain complicated tasks than humans.  This results in the realization of "smart city" initiatives through above-ground detection solutions cost effective, which we believe will result in the extensive proliferation of sophisticated sensors and detection devices.

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

Leading Proprietary Technologies and Strong Global Brand Recognition. Over the last two decades, we have developed or acquired a proprietary portfolio of complex software algorithms and applications that we have continuously enhanced and refined. These algorithms, which include our advanced signal processing technologies, allow our video and radar products to capture and analyze objects in diverse weather and lighting conditions and to balance the accuracy of positive detection and the avoidance of false detections. Due to the strength of our proprietary technologies, we believe we command premium pricing. Above-ground detection technologies similar to ours are also difficult to develop and refine in a commercially viable manner. We are therefore well positioned to quickly introduce innovative next‑generation products to market.

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last three decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Our RTMS Radar was the first radar‑based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products.  Furthermore, we recently introduced the RTMS Echo, an industry-leading, powerful IoT-ready device that has been built from the ground up to provide access to more actionable data than any radar on the market.  We have successfully collaborated with our long‑term channel partners to market these products. We believe that developing, enhancing and marketing new products with our partners can translate into strong organic revenue growth and higher levels of profitability.

Leading Distribution Channel. Since 1991, we have maintained a relationship with Econolite, which has the exclusive right to manufacture, market and distribute our Autoscope video products in the United States, Mexico, Canada and the Caribbean. We believe that Econolite is one of the leading distributors of ITS control products in North America and the Caribbean. This relationship enhances our ability to commercialize and market new products and allows us to focus more resources on developing advanced signal processing software algorithms.

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

Our Growth Strategy

As part of our growth strategy, we seek to:

Enhance and Extend Our Technology Leadership in ITS. We believe we have established ourselves as a leading provider of technology in the ITS market segment. We believe that we continue to have an opportunity to accelerate our growth. We plan to do this by improving the accuracy and functionality of our products and opportunistically expanding our product offering into adjacent markets, as well as expanding our portfolio and channels through licensing. Having developed and introduced our next-generation RTMS radar product, we expect to take advantage of our technical leadership in ITS and further differentiate us from our competitors.

Expand into Adjacent Markets. One of our core competencies is the development and implementation of advanced above-ground detection platforms. While our focus has been on the application of this technology to the transportation market, we are now seeing more opportunities to deploy our highly accurate and ruggedized systems into adjacent markets. These adjacent opportunities are largely driven by the convergence of user needs and expectations within the transportation, safety, surveillance, and broader “smart-city” markets. We are continuously refining our technology road-map in response to emerging technology enablers and market needs. We believe our recent product introductions and near-term research and development initiatives will enable us to become a leading supplier of critical detection components that provide actionable data across incremental markets.

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

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video and radar modules into vehicle detection and traffic data used to operate, monitor and improve the efficiency and safety of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $4.0 million and $3.6 million on research and development in 2019 and 2018, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which to support additional product development into the automatic incident detection (AID) market. A diagram displaying our fundamental product architecture is shown below.

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

The Autoscope system comes in two varieties.  Autoscope Vision is our flagship integrated product that includes a color high-definition, zoom camera and a machine vision processing computer contained in a compact housing that is our leading offering in the North American market.  Autoscope Pn-520 is our card-only machine vision processing computer that is located in an intersection signal controller, control hub, incident management center or traffic management center that receives video from a separate camera. The Pn-520 and its variants are our top selling Autoscope products in international markets. Autoscope rack-based products offer digital MPEG‑4 video streaming, high-speed Ethernet interface, web browser maintenance and data and video over power line communications. The Autoscope Vision product offers high definition streaming video, built-in WiFi for quick and easy setup, cost-effective three-wire cable, and full screen object detection and motion tracking algorithm technology for best in class detection accuracy.

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

The RTMS radar system is available in different varieties which include the RTMS Sx-300 and the RTMS Echo. RTMS Sx-300 is a non-intrusive radar for the detection and measurement of traffic on roadways and is currently our leading offering in both North America and the Middle East.  The RTMS Sx-300 HDCAM has a high-definition camera that provides the user with visual setup confirmation, data capture and real-time traffic surveillance.  The Sx-300 HDCAM has been deployed in North America for various applications such as ramp metering and wrong way driver detection.  We also offer a wrong way module that interfaces with the Sx-300 HDCAM digital video stream and leverages our video detection algorithms to detect occurrences of vehicles driving the incorrect direction.  The event is captured and sent to the end users via short message service (SMS) and email in parallel with actuation or roadside or in-pavement warning systems.  Our recently launched next generation RTMS Echo provides access to more actionable traffic data than any radar on the market.  We believe this radar gives transportation engineers an easy to use, highly accurate radar that provides sophisticated traffic data.

IntellitraffiQ. Our IntellitraffiQ software provides traffic measurement and data collection across large and small areas.  An enterprise-level system capable of monitoring traffic in hundreds of locations, IntellitraffiQ's simple yet powerful user interface helps traffic operation centers make decisions to keep traffic flowing smoothly.

IntellitraffiQ currently is available in an on-premise system that allows traffic managers the ability to monitor their network of sensors from one screen within the traffic management center.  The IntellitraffiQ maps provide an interactive map of their sensor network, while displaying data coming directly from the sensors in the field.

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

Sales of Autoscope Video in the United States, Mexico, Canada and the Caribbean. We have granted Econolite an exclusive right to manufacture, market and distribute the Autoscope video system in the United States, Mexico, Canada and the Caribbean. The agreement with Econolite grants it a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean and a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. Econolite provides the marketing and technical support needed for its sales in these territories. Econolite pays us a royalty on the revenue derived from its sales of the Autoscope system. We provide second‑tier technical support for Autoscope and video products. We have the right to terminate our agreements with Econolite if it does not meet minimum annual sales levels or if Econolite fails to make payments as required by the agreements. In 2008, the term of the original agreement with Econolite, as amended, was extended to 2031. The agreement can be terminated by either party upon three years’ notice.

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

Among the companies that provide direct competition to Autoscope video worldwide are Iteris, Inc., Miovision, Wavetronix, LLC, FLIR Systems, Inc., GridSmart, Signal Group Inc. (Peek), Citilog S.A., Sensys Inc., and Smartmicro Inc.  Among the companies that provide direct competition to RTMS radar worldwide are Wavetronix, LLC, Houston Radar, LLC, MS Sedco Inc., and Smartmicro Sensors GmbH.  In addition, there are smaller local companies providing direct competition in specific markets throughout the world. We are aware that these and other companies will continue to develop technologies for use in traffic management applications. One or more of these technologies could in the future provide increased competition for our systems.

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

We typically provide a two- to three-year warranty on our products.

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

Employees

As of December 31, 2019, we had 55 employees, consisting of 52 employees in North America and three employees in Europe. None of our employees are represented by a union.

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

Our products are sold primarily to governmental entities. We expect that we will continue to rely substantially on revenue and royalties from sales of our systems to governmental entities. In addition to normal business risks, it often takes considerable time before governmental initiated projects are developed to the point at which a purchase of our systems would be made, and a purchase of our products also may be subject to a time‑consuming approval process. Additionally, governmental budgets and plans may change without warning. Other risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation and regulations and other policies that may reflect political developments, significant changes in contract scheduling, competitive bidding and qualification requirements, performance bond requirements, government shutdowns, intense competition for government business, and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, or governmental budgetary constraints, could cause our revenue and income to drop substantially or to fluctuate significantly between fiscal periods.

A majority of our gross profit has been generated from sales of our Autoscope family of products, and if we do not maintain the market for these products, our business will be harmed.

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, our Autoscope products. Gross profit from Autoscope sales accounted for approximately 74% of our gross profit in 2019 and 78% in 2018. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. As such, any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope video system in the United States, Mexico, Canada and the Caribbean.  Our current agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope video system. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 56% in 2019 and 61% in 2018. Econolite’s account receivable represented 59% of our accounts receivable at December 31, 2019 and 42% of our accounts receivable at December 31, 2018. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management's assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.  For more information regarding our restructuring and divestiture activities in 2019 and 2018, see the discussion in Note 13 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Additionally, the market for vehicle detection is continuously seeking more advanced technological solutions to problems. Technologies such as embedded loop detectors, pressure plates, pneumatic tubes, radars, lasers, magnetometers, acoustics and microwaves that have been used as traffic sensing devices in the past are being enhanced for use in the traffic management industry, and new technologies may be developed. We are aware of several companies that are developing traffic management devices using machine vision technology or other advanced technology. Floating vehicle and/or radio frequency identification (RFID) tagged license plate initiatives are under consideration and may be implemented. We expect to face increasingly competitive product developments, applications and enhancements. New technologies or applications in traffic control systems from other companies or the development of new and emerging technologies and applications, including vehicle-to-vehicle (V2V) communications, mobile applications, and new algorithms or sensor technologies, may provide our end users with alternatives to our products and could render our solutions noncompetitive or obsolete. If we are unable to increase the number of our applications and develop and commercialize product enhancements and applications in a timely and cost-effective manner that respond to changing technology and satisfy the needs of our end users, our business and financial results will suffer.

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

We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite to manufacture the Autoscope system, and E.I. Micro to manufacture the RTMS radar products and related products for sales in the United States, Mexico, Canada and the Caribbean. We work with suppliers, most of whom are overseas, to manufacture the rest of our products.  Due to the outbreak of the coronavirus, some of our suppliers have recently expressed concern about lead times and availability of components, especially those components coming out of Asia.  We are currently assessing our current inventory positions and taking actions to minimize any disruptions to our supply chain, although such actions may not be successful.  There are a number of risks associated with our dependence on contract manufacturers, including reduced control over delivery schedules; reliance on the quality assurance procedures of third parties; potential uncertainty regarding manufacturing yields and costs; potential lack of adequate capacity during periods of high demand; limited warranties on components; potential misappropriation of our intellectual property; and potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions, work stoppages, natural disasters or international health emergencies such as coronavirus).  If Econolite, E.I. Micro, or our other suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope video system and related products in the United States, Mexico, Canada and the Caribbean. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope video system, or the disruption or termination of that relationship, could result in reduced revenue and market share for our products.

We and our third-party manufacturers may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase, either of which may prevent us from meeting customers’ needs in a timely manner and could therefore reduce our sales.

Although substantially all of the hardware components incorporated into our products are standard electronics components that are available from multiple sources, we and our third-party manufacturers obtain some of the components from a single source.  Some materials or components may become scarce or difficult to obtain in the market or they may increase in price.  This could force us or our manufacturers to identify new suppliers, which could increase our costs, affect the quality of materials, reduce our sales and profitability, or harm our customer relations by delaying product deliveries due to increased lead times, any of which could harm our business.  For example, the recent coronavirus may cause a disruption of the global supply chain for certain components necessary for our products, and it is unknown the magnitude of or how long any such impact may continue.

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

Unanticipated warranty and other costs for defective products could adversely affect our financial condition and results of operations and our reputation.  We generally provide a two- to three-year warranty on our product sales.  These warranties require us to repair or replace faulty products, among other customary warranty provisions.  Although we monitor our warranty claims and provide an allowance for estimated warranty costs, unanticipated claims in excess of the allowance could have a material adverse impact on our financial condition and results of operations. Additionally, we rely on our third-party manufacturers to fulfill our warranty repair obligations to our customers.  Adverse changes in these parties’ abilities to perform these repairs could cause a delay in repairs or require us to source other parties to perform the repairs and could adversely affect impact our financial condition and results of operations.  In addition, the need to repair or replace products with design or manufacturing defects could adversely affect our reputation.

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

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 25% of our total revenue in 2019 and 20% of our total revenue in 2018. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

•      disruptions to our global supply chain, including disruptions caused by geopolitical events, military actions, work stoppages, natural disasters, or international health emergencies, such as the coronavirus;

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

On January 31, 2020, the United Kingdom officially withdrew from the European Union (commonly referred to as "Brexit"), subject to a transition period until December 21, 2020, which could be extended up to two years under certain conditions.  There is uncertainty as to the scope, nature, and terms of the relationship between the United Kingdom and the European Union after this Brexit transition period.  This uncertainty could adversely impact customer or investor confidence, result in additional market volatility, legal uncertainty, and divergent national laws and regulations.  In addition, the consequences for the economies of the European Union members and of the United Kingdom exiting the European Union are unknown and unpredictable.  Depending on the final terms of Brexit, we could face new regulatory costs and challenges and greater volatility in the Pound Sterling and the euro. Any adjustments we make to our business and operations because of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Changes in U.S. trade policies may adversely impact our business and financial results.

The Company’s operations and performance depend significantly on global, regional and U.S. economic and geopolitical conditions.  In recent years, there have been significant changes to U.S. trade policies, legislation, treaties and tariffs, as well as trade policies and tariffs affecting China.  These and any other changes to current policies by the U.S. government could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with China and other countries. The imposition of tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2019, the net carrying value of our long‑lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $9.7 million. In accordance with U.S. generally accepted accounting principles (GAAP), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long‑lived assets.  Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded and our stock price is volatile.

Our common stock is thinly traded, with 3,888,654 shares of our 5,322,849 outstanding shares held by non‑affiliates as of February 29, 2020. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high‑tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day‑to‑day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

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

Our financial position, results of operations and cash flows could continue to be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Although certain economic conditions in the United States have improved, economic growth has been slow and uneven and may not be sustained. During economic downturns, governmental entities in particular, which constitute most of our end users, reduce or delay their purchase of our products, which has had and may continue to have an adverse effect on our business. Any uncertainty about the federal budget in the U.S. could have a negative effect on the U.S. and global economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Current economic conditions, including the recent volatility in the stock market caused by the outbreak of the coronavirus, have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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

Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or in connection with the notifications to employees, suppliers or the general public as part of our notification obligations to the various governmental agencies that govern our business.  Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of technology used by us to protect transaction or other data.  Our reputation, brand and financial condition could be adversely affected if, as a result of a significant cyber event or other security issues, our operations are disrupted or shut down; our confidential, proprietary information is stolen or disclosed; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

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

We believe that our current space is generally adequate to meet our current expected needs, and we do not intend to lease significantly more space in 2020.

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

Shareholders

As of February 29, 2020, there were 21 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Item 6.      Selected Financial Data

The following statement of income data for the years ended and as of December 31, 2019 and 2018 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2019	2018
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product sales	$6,416	$5,644
Royalties	8,316	8,917
	14,732	14,561
Cost of revenue:
Product sales	2,762	2,419
Royalties	367	367
	3,129	2,786
Gross profit	11,603	11,775

Operating expenses:
Selling, marketing and product support	2,676	2,817
General and administrative	4,259	3,678
Research and development	2,836	3,284
Restructuring	2	144
	9,773	9,923
Income from operations before income taxes	1,830	1,852
Income tax benefit	(5,165)	(10)
Net income	$6,995	$1,862

Net income per share:
Basic	$1.33	$0.36
Diluted	$1.33	$0.36

Weighted average number of common shares outstanding:
Basic	5,244	5,204
Diluted	5,268	5,221

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

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels.  On average, United States commuters lose 97 hours a year in congestion, which costs motorists $87 billion a year in time, an average of $1,365 per driver (per INRIX 2018 Global Traffic Scorecard).  We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

The table below reconciles non-GAAP income from income from operations, which is a non-GAAP financial measure, to comparable GAAP financial measures (in thousands):

	Years Ended December 31,

	2019	2018

Income from operations	$1,830	$1,852
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	598	530
Depreciation	197	244
Restructuring	2	144
Non-GAAP operating income	$2,627	$2,770

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2019
	Intersection	Highway	Total

Revenue	$9,599	$5,133	$14,732
Gross profit	8,613	2,990	11,603
Amortization of intangible assets	367	231	598
Intangible assets	1,743	2,132	3,875

	For the year ended December 31, 2018
	Intersection	Highway	Total

Revenue	$10,052	$4,509	$14,561
Gross profit	9,168	2,607	11,775
Amortization of intangible assets	367	163	530
Intangible assets	2,110	1,207	3,317

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Years Ended December 31,
	2019	2018
Product sales	43.6%	38.8%
Royalties	56.4	61.2
Total revenue	100.0	100.0
Gross profit - product sales	57.0	57.1
Gross profit - royalties	95.6	95.9
Selling, marketing and product support	18.2	19.3
General and administrative	28.9	25.3
Research and development	19.3	22.6
Restructuring	0.0	1.0
Income from operations	12.4	12.7
Income tax benefit	(35.1)	(0.1)
Net income	47.5	12.8

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Total revenue increased to $14.7 million in 2019 from $14.6 million in 2018, an increase of 1.2%. Royalty income decreased to $8.3 million in 2019 from $8.9 million in 2018, a decrease of 6.7%.  The decrease in royalties was due to decreased volumes related to our legacy Autoscope product, partially offset by increased traction of Autoscope Vision compared to the prior year.  Product sales increased to $6.4 million in 2019 from $5.6 million in 2018, an increase of 13.7%.  The increase in product sales was a result of higher sales into Europe and the Middle East, offset by lower volumes in North America.

Revenue for the Intersection segment decreased to $9.6 million in 2019 from $10.1 million in 2018, a decrease of 4.5%.

Revenue for the Highway segment increased to $5.1 million in 2019 from $4.5 million in 2018, an increase of 13.8%.

Gross profit for product sales decreased to 57.0% in 2019 from 57.1% in 2018.  Product sales gross profit increased $429,000 or 13.3% compared to the prior year.  The increase in product sales gross profit is primarily the result of selling less third-party accessories on product sales in 2019.  Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins.

Gross profit for royalty sales decreased to 95.6% in 2019 from 95.9% in 2018. Gross profit for royalties decreased $601,000 or 7.0% compared to the prior year.

Selling, marketing and product support expense decreased to $2.7 million, or 18.2% of total revenue, in 2019 compared to $2.8 million, or 19.3% of total revenue, in 2018.

General and administrative expense increased to $4.3 million, or 28.9% of total revenue, in 2019 compared to $3.7 million, or 25.3% of total revenue, in 2018. General and administrative expense increased in 2019 due to costs incurred as part of the review of strategic alternatives to maximize shareholder value, in addition to negative foreign exchange impacts.

Research and development expense decreased to $2.8 million, or 19.3% of total revenue, in 2019, from $3.3 million, or 22.6% of total revenue, in 2018. The decrease is partially due to increased capitalized software development costs in 2019 of $1.2 million compared to capitalized software costs of $362,000 in 2018.  After normalizing for software development costs, overall research and development expenditures increased in 2019 compared to 2018 due to increased headcount and increased spending related to the next generation RTMS product.

In the third quarter of 2018, the Company implemented restructuring plans for its office in Romania.  Because of these actions, restructuring charges of approximately $2,000 were recorded in 2019, compared to $144,000 recorded in 2018.

Income tax benefit of $5.2 million was recorded for the year ended December 31, 2019, compared to income tax benefit of $10,000 for the year ended December 31, 2018.  During 2019, the valuation allowance was partially released for the deferred tax assets that the Company is more likely than not to realize, which resulted in a $5.2 million non-cash income tax benefit from the recognition of $5.3 million in net deferred tax assets during 2019.

Consolidated net income was $7.0 million, or $1.33 per basic and diluted share, in 2019 compared to $1.9 million, or $0.36 per basic and diluted share, in 2018.

Liquidity and Capital Resources

At December 31, 2019, we had $5.1 million in cash and cash equivalents compared to $4.2 million at December 31, 2018.

Net cash provided by operating activities was $2.3 million in 2019 compared to $1.7 million in 2018.  The increase in net cash provided by operating activities in 2019 compared to the prior year can be primarily attributed to the timing of collections for outstanding receivable balances and a decrease in inventory on hand at December 31, 2019 compared to the prior year due to consumption of inventory from the 2018 transition to a new contract manufacturer.

Net cash used for investing activities was $1.4 million in 2019, compared to net cash used for investing activities of $556,000 in 2018. The increase in the amount of net cash used for investing activities in 2019 compared to the prior year is primarily the result of increased capitalized internal software development costs when compared to 2018.

Net cash used for financing activities was $17,000 in 2019 compared to $10,000 in 2018.

We believe that cash and cash equivalents on hand at December 31, 2019, along with the cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

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

Item 8.            Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,118	$4,236
Accounts receivable, net of allowance for doubtful accounts of $19 and $72, respectively	3,126	3,830
Inventories	781	1,289
Prepaid expenses and other current assets	463	410
Total current assets	9,488	9,765

Property and equipment:
Furniture and fixtures	163	162
Leasehold improvements	6	8
Equipment	1,339	1,058
	1,508	1,228
Accumulated depreciation	1,089	882
	419	346

Intangible assets, net	3,875	3,317
Deferred income taxes	5,220	56
Operating lease asset, net	181	—
TOTAL ASSETS	$19,183	$13,484

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$373	$878
Deferred revenue	28	716
Warranty	313	656
Accrued compensation	105	224
Other current liabilities	412	373
Total current liabilities	1,231	2,847

Non-current liabilities
Operating lease obligation	19	—

TOTAL LIABILITIES	1,250	2,847

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,322,849 and 5,278,485 issued and outstanding, respectively	53	52
Additional paid-in capital	24,751	24,550
Accumulated other comprehensive loss	(306)	(372)
Accumulated deficit	(6,565)	(13,593)
Total shareholders' equity	17,933	10,637
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,183	$13,484

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2019	2018
Revenue:
Product sales	$6,416	$5,644
Royalties	8,316	8,917
	14,732	14,561
Cost of revenue:
Product sales	2,762	2,419
Royalties	367	367
	3,129	2,786
Gross profit	11,603	11,775

Operating expenses:
Selling, marketing and product support	2,676	2,817
General and administrative	4,259	3,678
Research and development	2,836	3,284
Restructuring	2	144
	9,773	9,923
Income from operations before income taxes	1,830	1,852
Income tax benefit	(5,165)	(10)
Net income	$6,995	$1,862
Net income per share:
Basic	$1.33	$0.36
Diluted	$1.33	$0.36

Weighted average number of common shares outstanding:
Basic	5,244	5,204
Diluted	5,268	5,221

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2019	2018
Net income	$6,995	$1,862
Other comprehensive income (loss):
Foreign currency translation adjustment	66	(62)
Comprehensive income	$7,061	$1,800

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2019	2018
Operating activities:
Net income	$6,995	$1,862

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	197	244
Software amortization	598	530
Stock-based compensation	219	206
Deferred income tax benefit	(5,162)	(21)
Loss on disposal of assets	—	36
Changes in operating assets and liabilities:
Accounts receivable, net	704	(491)
Inventories	508	(954)
Prepaid expenses and other current assets	(53)	(132)
Accounts payable	(514)	337
Accrued expenses and other current liabilities	(1,242)	45
Net cash provided by operating activities	2,250	1,662

Investing activities:
Capitalized software development costs	(1,156)	(362)
Purchases of property and equipment	(254)	(194)
Net cash used for investing activities	(1,410)	(556)

Financing activities:
Stock for tax withholding	(21)	(10)
Proceeds from stock options exercised	4	—
Net cash used for financing activities	(17)	(10)

Effect of exchange rate changes on cash	59	(50)
Increase in cash and cash equivalents	882	1,046

Cash and cash equivalents at beginning of period	4,236	3,190
Cash and cash equivalents at end of period	$5,118	$4,236

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$14	$5

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated
			Additional	Other
	Shares	Common	Paid-In	Comprehensive	Accumulated
	Issued	Stock	Capital	Loss	deficit	Total

Balance, December 31, 2017	5,210,448	$ 51	$ 24,355	$ (310)	$ (15,455)	$ 8,641

Stock-based compensation	70,285	1	205	—	—	206
Stock for tax withholding	(2,248)	—	(10)	—	—	(10)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Net income	—	—	—	—	1,862	1,862
Balance, December 31, 2018	5,278,485	$ 52	$ 24,550	$ (372)	$ (13,593)	$ 10,637

Stock-based compensation	47,404	1	218	—	—	219
Stock options exercised	1,000		4			4
Stock for tax withholding	(4,040)	—	(21)	—	—	(21)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	66	—	66
Net income	—	—	—	—	6,995	6,995
Cumulative effect from adoption of ASU No. 2016-02					33	33
Balance, December 31, 2019	5,322,849	$ 53	$ 24,751	$ (306)	$ (6,565)	$ 17,933

See accompanying notes to the consolidated financial statements.

Image Sensing Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

CONSOLIDATION

The Consolidated Financial Statements include the accounts of Image Sensing Systems, Inc. and its wholly‑owned subsidiaries: Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Holdings Limited (ISS Holdings), Image Sensing Systems Europe Limited (ISS Europe), and Image Sensing Systems EMEA Limited (ISS UK) in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O. (ISS Poland) in Poland; Image Sensing Systems Spain SLU (ISS Spain) in Spain; Image Sensing Systems Germany, GmbH (ISS Germany) in Germany; and ISS Image Sensing Systems Canada Limited (ISS Canada) in Canada. All significant inter‑company transactions and balances have been eliminated.

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

Revenue disaggregated by revenue source for the years ended December 31, 2019 and 2018 consists of the following (in thousands); revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent:

	Years Ended December 31,
	2019	2018
Product sales	$6,416	$5,644
Royalties	8,316	8,917
Total revenue	$14,732	$14,561

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

Revenue for services such as maintenance, repair, and technical support is recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. From time to time our payment terms may vary by the type and location of our customer and the products or services offered. During the third quarter of 2019, management identified and corrected an immaterial error related to revenue from consulting services of approximately $99,000 by recognizing this revenue during the third quarter of 2019. These consulting services were performed and qualified for revenue recognition in prior periods, primarily during 2018.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $1.2 million and $226,000 at December 31, 2019 and 2018, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of deposit insurance limits.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded using the straight‑line method over the estimated useful lives of the assets and by accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Depreciation is recorded over a three- to seven‑year period for financial reporting purposes.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $1.2 million and $362,000 of software development costs during the years ended December 31, 2019 and 2018, respectively.

Intangible assets with finite lives are amortized on a straight‑line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2019 and 2018, there were no indefinite‑lived intangible assets.

IMPAIRMENT OF LONG‑LIVED ASSETS

We review the carrying value of long‑lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2019 and 2018.

RESEARCH AND DEVELOPMENT

Research and development costs associated with new products are charged to operations in the period incurred.

WARRANTIES

We generally provide a two- to three-year warranty on product sales. We record estimated warranty costs at the time of sale and accrue for specific items at the time that their existence is known and the amounts are determinable. We estimate warranty costs using standard quantitative measures based on historical warranty claim experience and an evaluation of specific customer warranty issues. In addition, warranty provisions are recognized for certain nonrecurring product claims that are individually significant.

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

NET INCOME PER SHARE

Basic income per share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted income per share includes potentially dilutive common shares consisting of stock options and restricted stock using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 9,488 and 37,058 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2019 and 2018, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

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

USE OF ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Ultimate results could differ from those estimates. Changes in these estimates will be reflected in the financial statements in future periods. Significant estimates include warranty reserves, allowance for doubtful accounts, and inventory reserves.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncement recently adopted

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition (Topic 605).  We adopted ASU 2014-09 as of January 1, 2018 using the full retrospective transition method. See Revenue Recognition above for further details.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. We adopted these changes for our quarterly filings as of January 1, 2019.

Accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." ASU 2018-13 eliminates, amends and adds disclosure requirements for fair value measurements. The standard is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2020. Certain disclosures in the amendment are to be applied using a retrospective approach, while other disclosures are to be applied using a prospective approach. Early adoption is permitted. We have not yet evaluated the impact the adoption of this guidance may have on our financial condition, results of operations or disclosures.

2.             FAIR VALUE MEASUREMENTS

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three‑tier fair value hierarchy based upon observable and non‑observable inputs as follows:

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

3.             INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Finished goods	$551	$949
Components	230	340
Total	$781	$1,289

4.             OPERATING LEASES

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), and its amendments and elected the effective date transition method, which included recognizing a cumulative effect adjustment through opening accumulated deficit as of that date. We recorded $431,000 of operating lease assets and operating lease obligations as of January 1, 2019.

The Company is subject to various non-cancelable operating leases for office space and IT equipment expiring at various dates through November 2022. These leases do not have significant rent escalation, holidays, concessions, leasehold improvement incentives, or other buildout clauses. Further, the leases do not contain contingent rent provisions.

Most of these leases include an option to renew. The exercise of lease renewal options is typically at our sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use ("ROU") assets and lease liabilities because they are not reasonably certain of exercise. We regularly evaluate the renewal options and, when they are reasonably certain of exercise, we include the renewal period in our lease term.

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

Under Accounting Standards Codification (ASC) 840, rent expense for office facilities for the year ended December 31, 2018 was $574,000.

The cost components of our operating leases were as follows (in thousands) for the year ended December 31, 2019:

Total
Operating lease costs	$265
Variable lease costs	306
Total	$571

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases are as follows (in thousands) as of December 31, 2019:

Total
2020	$167
2021	11
2022	8
2023 and thereafter	—
Total lease payments	186
Less: Interest	(4)
Present value of lease liabilities	$182

As of December 31, 2018, minimum rental commitments under non-cancelable operating leases under prior lease accounting rules (ASC 840) were (in thousands):

2019	2020	2021	2022	2023
$247	150	10	9	—

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2019:

December 31, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.98
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $264,000 for the year ended December 31, 2019, and this amount is included in operating activities in the Consolidated Statements of Cash Flows. Separate from the initial recognition of the existing leases, there were no operating lease assets obtained in exchange for new operating lease liabilities for the year ended December 31, 2019.

5.             INTANGIBLE ASSETS

Intangible assets consisted of the following (dollars in thousands):

	December 31, 2019
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(1,186)	1,743	8.0
Software development in process costs	1,830	—	1,830	—
IntellitraffiQ development costs	468	(176)	292	4.0
Wrong Way development costs	228	(218)	10	2.0
	$9,355	$(5,480)	$3,875	7.1

	December 31, 2018
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(819)	2,110	8.0
Software development in process costs	674	—	674	—
IntellitraffiQ development costs	468	(59)	409	4.0
Wrong Way development costs	228	(104)	124	2.0
	$8,199	$(4,882)	$3,317	7.1

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Amortization
Expense
2020	$733
2021	745
2022	687
2023	628
2024	537

The above amortization expense relates to various capitalized costs related to software development. Future amortization amounts presented above are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with GAAP, we performed an assessment of recoverability on our software development costs, which is impacted by estimates and assumptions of future revenue and expenses for these products, as well as other factors such as changes in product technologies. We determined that the estimated undiscounted cash flows is greater than the asset carrying value, and there were no impairment triggers as of December 31, 2019.

6.             WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2019	2018

Beginning balance	$656	$858
Warranty provisions	71	123
Warranty claims	(81)	(74)
Adjustments to preexisting warranties	(333)	(251)
Ending balance	$313	$656

7.         INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years ended December 31,
	2019	2018

Income from operations before income taxes
Domestic	$2,081	$2,455
Foreign	(251)	(603)
Total	$1,830	$1,852

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2019	2018

Current:
Federal	$—	$—
State	(9)	(2)
Foreign	3	13
	$(6)	$11

Deferred:
Federal	$(5,195)	$—
State	—	—
Foreign	36	(21)
	(5,159)	(21)
Total income tax expense (benefit)	$(5,165)	$(10)

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2019	2018

United States federal tax statutory rate	$384	$390
State taxes, net of federal benefit	(185)	(54)
Changes in valuation allowances against deferred tax assets	(5,246)	(251)
Research and development tax credits	(184)	(90)
Foreign provision different than U.S. tax rate	—	6
Adjustment of prior year tax credits and refunds	16	(24)
Other	50	13
Total	$(5,165)	$(10)

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	Years ended December 31,
	2019	2018

Deferred tax assets (liabilities):
Accrued compensation and benefits	$14	$32
Inventory reserves	9	17
Allowance for doubtful accounts	1	1
Prepaid expenses and other	(52)	(42)
Warranty reserves	62	124
Intangible and other assets	(43)	535
Net operating loss carryforwards	4,533	3,980
Property, equipment and other	(233)	65
Research and development credit	2,672	2,357
Total deferred tax asset:	6,963	7,069
Less: valuation allowance	(1,743)	(7,013)
Total deferred tax assets:	$5,220	$56

As of December 31, 2019, the Company had sustained a significant accumulated tax loss. The net operating loss (“NOL”) carry forward in the United States, the United Kingdom, Hong Kong, Canada and China as of December 31, 2019 was $18.0 million, $542,000, $1.6 million, $69,000 and $97,000, respectively.

On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated. At September 30, 2019, the Company determined that, based on the taxable profitability it has achieved, historical taxable cumulative profits, and estimates of future income, there was sufficient positive evidence to conclude that the likelihood of realization of deferred tax assets outweighed the negative evidence. The valuation allowance was partially released for the deferred tax assets that the Company is more likely than not to realize, which resulted in a $5.2 million non-cash income tax benefit from the recognition of $5.3 million in net deferred tax assets during 2019. The remaining $1.7 million valuation allowance relates to state and foreign net operating losses, US federal and state research and development credits, and foreign tax credits that are not more likely than not to be utilized.

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

The Company had recognized no material uncertain tax positions as of December 31, 2019. The Company files income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S federal or state and local income tax examinations by tax authorities for years before 2015. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company's assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

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

8.             LICENSING

We have licensed the exclusive right to manufacture and market the Autoscope video technology in the United States, Mexico, Canada and the Caribbean to Econolite, and we receive royalties from Econolite on sales of systems in those territories as well as in non‑exclusive territories as allowed from time to time. We may terminate our agreement with Econolite if a minimum annual sales level is not met or if Econolite fails to make royalty payments as required by the agreement. The agreement’s term expires in 2031, unless terminated by either party upon three years’ notice.

We recognized royalty income from this agreement of $8.3 million and $8.9 million in 2019 and 2018, respectively.

9.          SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty revenue from Econolite comprised 56% and 61% of revenue in the years ended December 31, 2019 and 2018, respectively. Accounts receivable from Econolite were $1.9 million and $1.6 million at December 31, 2019 and 2018, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. At December 31, 2019, Econolite comprised 59% of our accounts receivable compared to 42% at December 31, 2018.

Product revenue from four of the Company's major customers other than Econolite comprised 16% and 17% of revenue in the years ended December 31, 2019 and 2018, respectively. Accounts receivable from these customers were $567,000 and $797,000 at December 31, 2019 and 2018, respectively.  Major disruptions in the distribution of our products by these customers or the inability to make payments on their accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. At December 31, 2019, they comprised more than 18% of accounts receivable.

10.          RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in our qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. We made contributions totaling $106,000 and $49,000 to the plans for 2019 and 2018, respectively.

11.         STOCK-BASED COMPENSATION

We compensate officers, directors, key employees and consultants with stock-based compensation under the Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan (the "2014 Plan"), which was approved by our shareholders and is administered under the supervision of our Board of Directors.  The Image Sensing Systems, Inc. 2005 Stock Incentive Plan (the "2005 Plan") expired in 2015, and there are no options or other awards outstanding under the 2005 Plan.  Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant.  Generally, options vest proportionally over periods of 3 to 5 years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of 9 to 10 years.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period.  Stock-based compensation expense included in general and administrative expense for the years ended December 31, 2019 and 2018 was $219,000 and $206,000, respectively.  At December 31, 2019, 179,512 shares were available for grant under the Company's 2014 Plan.

Stock Options

The following tables summarize stock option activity:

	For the year ended December 31, 2019
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	39,000	$6.26	2.80	$4,480
Granted	—	$—	—	$—
Exercised	(1,000)	$4.22	—	$950
Expired	(18,000)	$8.19	—	$—
Forfeited	(4,000)	$4.22	—	$3,360

Options outstanding at December 31, 2019	16,000	$4.73	3.97	$3,505
Options exercisable at December 31, 2019	16,000	$4.73	3.97	$3,505

	For the year ended December 31, 2018
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	85,750	$5.78	4.00	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(12,000)	$5.76	—	$—
Forfeited	(34,750)	$5.26	—	$363

Options outstanding at December 31, 2018	39,000	$6.26	2.80	$4,480
Options exercisable at December 31, 2018	39,000	$6.26	2.80	$4,480

During the year ended December 31, 2019, we recognized no stock-based compensation related to stock options, compared to $1,000 recognized in the prior year.

At December 31, 2019, there was no unrecognized stock option expense related to non-vested stock options.

The fair value of stock options granted under stock‑based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black‑Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk‑free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period.  No options were granted for the years ended December 31, 2019 and 2018.

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

The following table summarizes restricted stock award activity for 2019 and 2018:

	2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Awards outstanding at beginning of year	58,877	$3.22	32,000	$2.95
Granted	59,230	$4.95	85,619	$3.71
Vested	(47,320)	$4.05	(43,408)	$4.08
Forfeited	(11,826)	$3.04	(15,334)	$2.95

Awards outstanding at end of year	58,961	$4.32	58,877	$3.22

As of December 31, 2019, the total stock-based compensation expense related to non-vested awards not yet recognized was $178,000, which is expected to be recognized over a weighted average period of 2.0 years.  During the years ended December 31, 2019 and 2018, we recognized $219,000 and $205,000, respectively, of stock-based compensation expense related to restricted stock awards.

12.          INCOME PER COMMON SHARE

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 9,488 and 37,058 weighted common shares have been excluded from the diluted weighted shares outstanding for the years ended December 31, 2019 and December 31, 2018, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Years ended December 31,
	2019	2018
Numerator:
Net income	$6,995	$1,862
Denominator:
Weighted average common shares outstanding	5,244	5,204
Dilutive potential common shares	24	17
Shares used in diluted net income per common share calculations	5,268	5,221
Basic net income per common share	$1.33	$0.36
Diluted net income per common share	$1.33	$0.36

13.          RESTRUCTURING AND EXIT ACTIVITIES

In the third quarter of 2018, we initiated the closure of the Company's Bucharest, Romania office location, a sales office for Image Sensing Systems EMEA Limited. The Company will continue doing business in the European region utilizing its Barcelona, Spain sales office. As a result of the Romania closure, we incurred $2,000and $144,000 of restructuring charges in 2019 and 2018, respectively.

The following table shows the restructuring activity for 2019 (in thousands):

		Facility Costs
	Termination Benefits	and Contract Termination	Total
Balance at January 1, 2018	—	—	—
Charges	92	52	144
Settlements	(74)	(48)	(122)
Balance at December 31, 2018	$18	$4	$22
Charges	2	—	2
Settlements	(20)	(4)	(24)
Balance at December 31, 2019	$—	$—	$—

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Europe Limited (ISS Europe) in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) in Germany. At December 31, 2018, Image Sensing Systems Europe Limited and Image Sensing Systems Europe Limited SP.Z.O.O were fully closed. At December 31, 2019, Image Sensing Systems Germany, GmbH was fully closed. We incurred $6,000 of legal entity closure costs in 2019 compared to $3,000 in 2018.

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2019
	Intersection	Highway	Total

Revenue	$9,599	$5,133	$14,732
Gross profit	8,613	2,990	11,603
Amortization of intangible assets	367	231	598
Intangible assets	1,743	2,132	3,875

	For the year ended December 31, 2018
	Intersection	Highway	Total

Revenue	$10,052	$4,509	$14,561
Gross profit	9,168	2,607	11,775
Amortization of intangible assets	367	163	530
Intangible assets	2,110	1,207	3,317

We derived the following percentages of our net revenues from the following geographic regions:

	For the years ended December 31,
	2019	2018
Asia Pacific	1%	0%
Europe	20%	13%
North America	79%	87%

No countries other than the United States had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long‑lived assets held outside of the United States, not including intangible assets, was $14,000 and $27,000 at December 31, 2019 and 2018, respectively.

15.          COMMITMENTS AND CONTINGENCIES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Image Sensing Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Boulay PLLP

We have served as the Company's auditor since 2016.

Minneapolis, Minnesota

March 12, 2020

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework 2013”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The sections entitled “Proposal 1 ‑ Election of Directors,” “Audit Committee” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2020 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation” and “Director Compensation - 2018” in our definitive proxy statement for the 2020 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities reflected in
Plan Category	warrants and rights	rights	the first column)(1)

Equity compensation plans approved by shareholders	16,000	$4.73	179,512

 (1)  The 179,512 shares available for grant under the 2014 Stock Option and Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock‑based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2020 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2020 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 14.    Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit‑Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2020 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)                 Documents filed as part of this report:

1.                 Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flow for the years ended December 31, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018

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

Image Sensing Systems, Inc.

/s/ Chad A. Stelzig	Date: March 12, 2020
Chad A. Stelzig President and Chief Executive Officer (Principal Executive Officer)

Each person whose signature to this Annual Report on Form 10‑K appears below hereby constitutes and appoints Chad A. Stelzig and Frank G. Hallowell, and each of them, as his true and lawful attorney‑in‑fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report on Form 10‑K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10‑K or any amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney‑in‑fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Chad A. Stelzig	Date: March 12, 2020
Chad A. Stelzig President and Chief Executive Officer (Principal Executive Officer)

/s/ Frank G. Hallowell	Date: March 12, 2020
Frank G. Hallowell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew T. Berger	Date: March 12, 2020
Andrew T. Berger Executive Chairman of the Board of Directors

/s/ Paul F. Lidsky	Date: March 12, 2020
Paul F. Lidsky Director

/s/ James W. Bracke	Date: March 12, 2020
James W. Bracke Director

/s/ Geoffrey C. Davis	Date: March 12, 2020
Geoffrey C. Davis Director

/s/ Joseph P. Daly	Date: March 12, 2020
Joseph P. Daly
Director
52

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

4.5	Description of Securities (filed herewith).
10.1***	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.
10.2

Amendment VII to Office Lease Agreement dated April 26, 2007 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to ISS’ Annual Report on Form 10‑K for the year ended December 31, 2007 (File No. 0-26056) (2007 Form 10‑K).

10.3

Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.12 to ISS’ 2007 Form 10‑K.

53

10.4***

Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between ISS and Econolite Control Products, Inc. (Econolite), incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.5

Extension and Second Modification to License Agreement dated July 13, 2001 by and between ISS and Econolite, incorporated by reference to Exhibit 10.12 to ISS’ Annual Report on Form 10‑KSB for the year ended December 31, 2001 (File No. 0-26056) (2001 Form 10-KSB).

10.6

Office Lease Agreement dated November 24, 1998 by and between ISS and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to ISS’ Annual Report on Form 10‑KSB for the year ended December 31, 1998 (File No. 0-26056).

10.7	Production Agreement dated February 14, 2002 by and among ISS, Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to ISS’ 2001 Form 10‑KSB.
10.8

Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8‑K dated July 3, 2008 (File No. 0-26056).

10.9

Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between ISS and Econolite, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated December 15, 2011 (File No. 0-26056).

10.10**

Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems dated as of February 18, 2014, incorporated by reference to Exhibit 10.26 to ISS’ Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-26056).

54

10.11*	Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan, incorporated by references to Exhibit A to ISS’ Proxy Statement dated April 17, 2014.
10.12*	Employment Agreement dated as of June 27, 2016 between ISS and Chad A. Stelzig, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).
10.13*

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

55