Form 10-K/A
period 2019-12-31
IMAGE SENSING SYSTEMS INC
filed 2020-04-29
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________

FORM 10‑K/A

(Amendment No. 1)

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2019

Or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to

Commission file number 0-26056

__________________________

Image Sensing Systems, Inc.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1519168 (I.R.S. employer identification no.)
500 Spruce Tree Centre, 1600 University Avenue West St. Paul, MN (Address of principal executive offices)	55104 (Zip code)

(651) 603-7700

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

__________________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	ISNS	The Nasdaq Capital Market
Preferred Stock Purchase Rights	ISNS	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

__________________________

Indicate by check mark if the registrant is a well‑known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.  (Check one):

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

As of June 30, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $19,443,270 based on the closing sale price as reported on The Nasdaq Capital Market.  The number of shares outstanding of the registrant's $0.01 par value common stock as of February 29, 2020 was 5,322,849 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 12, 2020, Image Sensing Systems, Inc. filed its Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 (the “Original Form 10‑K”). Image Sensing Systems, Inc. is filing this Amendment No. 1 on Form 10‑K/A (the “Form 10‑K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2019. This Form 10‑K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10‑K, to include information previously omitted from the Original Form 10‑K in reliance on General Instruction G(3) to Form 10‑K.  The reference on the cover page of the Original Form 10‑K to the incorporation by reference of portions of the Image Sensing Systems, Inc. definitive proxy statement into Part III of the Original Form 10‑K is hereby deleted.  In this Form 10‑K/A, unless the context indicates otherwise, the designations the “Company,” “we,” “us” or “our” refer to Image Sensing Systems, Inc. and its consolidated subsidiaries.

In addition, as required by Rule 12b‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10‑K/A under Item 15 of Part IV hereof.  Because no financial statements have been included in this Form 10‑K/A, and because this Form 10‑K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K, paragraphs 3, 4 and 5 of the certifications have been omitted.  We are not including the certifications under Section 906 of the Sarbanes‑Oxley Act of 2002 because no financial statements are being filed with this Form 10‑K/A.

Except as described above, this Form 10‑K/A does not modify or update disclosure in, or exhibits to, the Original Form 10‑K.  Furthermore, this Form 10‑K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10‑K.  Information not affected by this Form 10‑K/A remains unchanged and reflects the disclosures made at the time the Original Form 10‑K was filed.  Accordingly, this Form 10‑K/A should be read in conjunction with the Original Form 10‑K and our other filings with the Securities and Exchange Commission (the “SEC”).

Website Information

This document includes several website references.  The information on these websites is not part of this Form 10‑K/A.

3

Image Sensing Systems, Inc. and Subsidiaries

Form 10‑K/A (Amendment No. 1)

For the Fiscal Year ended December 31, 2019

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The biographies describe each Director's qualifications and relevant experience.  The biographies include key qualifications, skills, and attributes most relevant to each Director's qualifications to serve on the board.

Andrew T. Berger, age 47, has been a director since October 2015.  Mr. Berger was appointed Executive Chairman of the Board of Directors in June 2016.  Mr. Berger is also Chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee.  Mr. Berger is the Managing Member of AB Value Management LLC, which serves as the General Partner of AB Value Partners, LP.  Mr. Berger has nearly two decades of experience in investment analysis, investment management, and business consulting.  From March 1998 through January 2002, Mr. Berger served as Equity Analyst for Value Line, Inc.  Since February 2002, Mr. Berger has served as President of Walker's Manual, Inc., an investment publisher that he transformed into a business consulting company whose clients have included public and private companies.  Since December 2016, Mr. Berger has been Chief Executive Officer of LIMAB, LLC, which operates Cosi, Inc., a restaurant company.

Mr. Berger is qualified to serve on our Board due to his two decades of experience in investment analysis, investment management, and business consulting for both public and private companies.

James W. Bracke, age 72, has been a director since 2009.  Mr. Bracke was Chairman of the Board from September 2011 until June 2016.  He is chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee and the Compensation Committee.  Mr. Bracke has been President of Boulder Creek Consulting, LLC, a business and technology consulting firm, since 2004.  He was Vice President of Oral Health and EPIEN Medical Inc., a privately held medical device company, from April 2014 to September 2018.  Mr. Bracke was a director of Enventis Corporate, formerly known as Hickory Tech Corporation, a publicly-held company, from 2004 until it was acquired by Consolidated Communications Holdings, Inc. in October 2014.  Mr. Bracke was also Managing Director of National Green Gas LLC, a medical waste-to-energy company, from 2009 to 2014.

Mr. Bracke is qualified to serve on our Board due to his management, technical and public company experiences, most significantly his 20 years as President and Chief Executive Officer of Lifecore Biomedical, Inc., a publicly-held medical device manufacturer, from 1983 to 2004.

Paul F. Lidsky, age 66, has been a director since June 2013.  Mr. Lidsky is Chair of the Compensation Committee and a member of the Audit Committee and the Nominating and Corporate Governance Committee.  Mr. Lidsky has served as Chairman of the Board of Core BTS, Inc. since September 2018 and has served as the operating executive at Tailwind Capital Group, LLC since October 2018.  Mr. Lidsky was elected as a director of Datalink Corporate in June 1998 and became its President and Chief Executive Officer in July 2009.  He served in these capacities until Datalink Corporation was acquired by Insight Enterprises, Inc. in January 2017.  Mr. Lidsky was the President and Chief Executive Officer of Calabrio, Inc. from October 2007 until July 2009.  From December 2005 until September 2007, Mr. Lidsky served as Chief Operating Officer for Spanlink Communications, Inc.  Between 2003 and 2004, Mr. Lidsky was President and Chief Executive Officer of Computer Telephony Solutions.  From 2002 to 2003, Mr. Lidsky was President and Chief Executive Officer of VigiLanz Corporation.  From 1997 until 2002, Mr. Lidsky was employed by Norstan, Inc., most recently as Executive Vice President of Strategy and Business Development.

Mr. Lidsky is qualified to serve on our Board due to his extensive experience working in senior executive positions for both public and private companies in a variety of industries as well as prior service on public company boards.

Geoffrey C. Davis, age 61, has been a director since November 2016.  Mr. Davis is a member of the Audit Committee and the Compensation Committee.  Mr. Davis is a principal at Republic Consulting, LLC.  From 2005 to 2012, Mr. Davis served as a U.S. Congressman from the Commonwealth of Kentucky, and he represented the Fourth District in the United States House of Representatives.  During his tenure in Congress, Mr. Davis earned a leadership role within the Republican Conference as a Deputy Whip, which is a close advisor to Congressional Leadership.  Mr. Davis also served on the House and Finance Services and Armed Services Committees from 2005 to 2008.  Late in 2008, he was appointed to the Ways and Means Committee.  Prior to serving in Congress, Mr. Davis owned and operated a consulting firm specializing in lean manufacturing and systems integrations.  Mr. Davis graduated from the U.S. Military Academy at West Point, New York.

Mr. Davis is qualified to serve on our Board due to his extensive experience working in senior positions in government and the manufacturing industry sector.

Joseph P. Daly, age 58, has been a director since January 2019.  Mr. Daly is the Chief Executive Officer of Essig Research, Inc., a global engineering services company specializing in the design and repair of large, infrastructure related equipment, which he founded in October 1993.  Since January 2012, Mr. Daly has been a business and finance instructor at Northeastern University in Boston, Massachusetts.  In October 2016, Mr. Daly acquired the product lifecycle management ("PLM") software assets of SofTech Inc. and formed EssigPLM, which offers PLM related solutions to a broad, global client base.  Mr. Daly was also a director from December 2013 through July 2016 and largest shareholder of Kreisler Manufacturing Inc., which was acquired by Arlington Capital Partners in July 2016.  Mr. Daly received his BSME from Rensselaer Polytechnic Institute and his MBA/MSF from Northwestern University.

Mr. Daly is qualified to serve on our Board due to his extensive experience in senior positions in companies offering engineering services, software solutions, and manufacturing capabilities.

Our executive officers and their biographical information are as follows:

Chad A. Stelzig, age 44, was appointed President and Chief Executive Officer in March 2017 following his appointment as Interim President and Interim Chief Executive Officer in June 2016.  Prior to Mr. Stelzig's appointment, he served as the Vice President of Engineering of the Company from 2014 to 2016.  In addition to his position as Vice President, he also held positions of Director of Algorithm and Software Engineering and Algorithm Manager at the Company from 2011 to 2014.  Prior to joining the Company, he has held various positions at General Dynamics, C4 Systems, from 2004 to 2011, and Lockheed Martin from 2000 to 2004.

Frank G. Hallowell, age 63, was appointed as Chief Financial Officer on April 29, 2019.  Mr. Hallowell most recently served as the Vice President and Chief Financial Officer for Wipaire Inc. from January 2016 to April 2019.  Prior to his appointment at Wipaire Inc., Mr. Hallowell served as Chief Financial Officer and other senior financial roles at WellClub, LLC from May 2015 to January 2016, Logic PD, Inc. from December 2008 to March 2015, Pearson PLC from December 2006 to December 2008, and ExpressPoint Technology Services, Inc. from December 1997 to December 2006.

Code of Ethics and Business Conduct

Our Board of Directors and management are dedicated to exemplary corporate governance.  In 2004, we adopted a Code of Ethics and Business Conduct.  This Code is a statement of our high standards for ethical behavior and legal compliance, and it governs the manner in which we conduct our business.  A copy of our Code of Ethics and Business Conduct can be found on our website at www.imagesensing.com by clicking on “Company,” then “Investors,” then “Investor Resources” and then on “Corporate Code of Ethics and Business Conduct.”

Our Board of Directors has determined that all of our current directors are independent directors as defined under the applicable rules of the SEC and Nasdaq.  The independent directors of our current Board are Andrew T. Berger, James W. Bracke, Paul F. Lidsky, Geoffrey C. Davis, and Joseph P. Daly.  Each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board is composed of independent directors.  In making the independence determinations, our Board of Directors reviewed all of our directors' relationships with us based primarily on a review of the responses of the directors to questions regarding employment, business, familial, compensation and other relationships with us and our management.

Audit Committee

The Audit Committee is responsible for the selection and compensation of the independent public accounting firm, and it reviews with the independent registered public accounting firm the scope of the annual audit, matters of internal control and procedure and the adequacy thereof, the audit results and reports and other general matters relating to our accounts, records, controls and financial reporting.  Each current member of our Audit Committee possesses the financial qualifications required of audit committee members under the rules and regulations of Nasdaq and the SEC.  For 2019, our Board of Directors identified James W. Bracke, Andrew T. Berger and Paul F. Lidsky as audit committee financial experts as defined in the applicable rules of the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission.  Executive officers, directors and beneficial owners of more than 10% of our common stock are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that all of our executive officers, directors, and beneficial owners of more than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them for fiscal 2019, except as follows: one report on Form 4 reporting the disposal of common stock on March 19, 2019 to cover a tax obligation for Todd C. Slawson, our former Interim Chief Financial Officer as of his resignation on March 26, 2019, was not filed on a timely basis; and one report on Form 4 reporting the grant of common stock on March 28, 2019 for Chad A. Stelzig, our Chief Executive Officer, was not filed on a timely basis.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers (the “Named Executive Officers”), as that term is defined in Item 402(a)(3) of the SEC’s Regulation S-K.  During 2019, our Named Executive Officers consisted of Chad A. Stelzig, our President and Chief Executive Officer; Todd C. Slawson, who served in the capacity of Interim Chief Financial Officer from March 2018 until he resigned on March 18, 2019; Theodore T. Johnson, who serviced the capacity of Interim Chief Financial Officer from March 2019 until he resigned on April 29, 2019; and Frank G. Hallowell, our current Chief Financial Officer who was appointed on April 29, 2019.  During 2018, our Named Executive Officers consisted of Chad A. Stelzig, our President and Chief Executive Officer; Todd C. Slawson, our Interim Chief Financial Officer; and Richard A. Ehrich , who served in the capacity of Chief Financial Officer from August 2016 until he resigned on March 13, 2018.

Objectives of the Compensation Program

The Compensation Committee sets the compensation programs for the Named Executive Officers.  The independent members of our Board approve the compensation of the Named Executive Officers

The primary objective of our various compensation programs is to attract, motivate and retain key executives and align their compensation with our overall performance. Our Compensation Committee believes that incentive, performance‑based compensation can be a key factor in motivating executive performance to maximize shareholder value and align executive performance with our corporate objectives and shareholder interests.  To this end, the Committee has established a compensation philosophy that includes the following considerations:

•	an emphasis on performance‑based compensation that differentiates compensation results based upon varying elements of Company and individual performance;

•	a recognition of both quantitative and qualitative performance objectives based upon an executive officer’s responsibilities; and

•	a mix of short‑term cash and long‑term equity‑based compensation.

The Committee and the Board believe it is important, when making their compensation‑related decisions, to be informed as to current practices of similarly situated companies.  The Committee and the Board do not engage in benchmarking compensation against comparator groups, and they have not established targeted percentile rankings with respect to total compensation or the specific elements of compensation for the Company’s Named Executive Officers.  Members of our Board of Directors and members of the Committee are experienced in compensation matters and leverage such experience in addressing compensation matters and practices.

Design of the Compensation Program for the Named Executive Officers

The Committee and the Board have designed the compensation program for the Named Executive Officers to achieve the objectives described above, to ensure market competitiveness and to assure satisfaction of our objective of providing total executive pay that achieves an appropriate balance of variable pay‑for‑performance and at‑risk compensation. The compensation program will reward the Named Executive Officers based upon corporate performance as well as the performance of the Named Executive Officers.

The compensation program for the Named Executive Officers includes the following elements: base salary, annual cash incentives, restricted stock grants and other benefits. We characterize the annual cash incentives and the restricted stock grants as performance‑based compensation. Our executive compensation policy for the Named Executive Officers provides that a significant portion of the total compensation payable to them will be in the form of performance‑based compensation. We do not have a target for each element of performance‑based compensation relative to total compensation. The elements of our compensation program are described below.

Base Salaries. Base salary is an important element of executive compensation because it provides executives with a fixed level of regular periodic income.  In determining base salaries for our Named Executive Officers, the Committee and the Board consider historic individual and corporate performance, level of responsibility and market and competitive data.  The Committee establishes base salaries for the Named Executive Officers at a level such that a significant portion of the total compensation that they can earn is performance‑based cash incentives and equity awards.

Annual Cash Incentive. As part of our executive compensation program, the Named Executive Officers may receive annual cash incentive awards pursuant to our annual cash bonus program.  Targeted bonus amounts are designed to provide competitive incentive pay and reflect our pay‑for‑performance philosophy.  The Committee historically has reviewed and determined target bonus amounts annually.

Performance objectives intended to focus attention on achieving key goals are established at the beginning of each fiscal year.  The primary quantitative objective is achievement of revenue and net income targets set forth in our annual operating plan established by the Board of Directors.  Specifically, these include metrics such as revenue and net profit (after tax), international operations revenue and operating profit.  Additionally, the performance of the Named Executive Officers is judged on success in achieving certain strategic and operational initiatives.  In evaluating their performance, the Committee may consider other factors in awarding bonuses and may, in its discretion, award as a discretionary bonus a portion of any bonus amount that is not earned based upon achievement of the financial and other metrics described above.  The Committee reviews the individual incentive components of the Named Executive Officers’ employment agreements, described below, and evaluates the objective portions relative to the Company’s performance.  The Committee also evaluates subjective, individual performance goals in determining the total amount of bonus to be awarded and has the ability to exercise discretion with respect to this portion. For the Named Executive Officers, up to one‑third of the bonus calculation may be associated with strategic and operational initiatives and is considered to be discretionary.

Grants of Stock Options and Stock Awards. Our executive officers also may receive equity‑based incentive compensation under stock plans approved by our shareholders and administered under the supervision of our Board of Directors. Grants under these plans are designed to align a significant portion of the executive compensation package with the long‑term interests of our shareholders. Stock options are generally granted with an exercise price equal to the closing sale price of the stock on the trading day before the date of grant, and they provide no cash benefit if the price of the stock does not exceed the grant price during the option’s term. Therefore, for any value to be derived from an option grant, our performance needs to result in increased stock price performance and shareholder value over a multi‑year period. Individual equity awards historically have been recommended by the Committee based on an officer’s current performance, potential for future contribution and responsibility and market competitiveness.

For 2019, the Committee recommended and the Board approved the grant of a stock award to the Named Executive Officers under the terms of the Company’s 2014 Stock Option and Incentive Plan.  The awards vest as to one-third of the shares subject to the awards on each of the first, second and third anniversary dates of the date of grant if the officer is then an employee of the Company.

For 2018, the Committee recommended and the Board approved the grant of a stock award to the Named Executive Officers under the terms of the Company’s 2014 Stock Option and Incentive Plan.  The awards vest as to one-third of the shares subject to the awards on each of the first, second and third anniversary dates of the date of grant if the officer is then an employee of the Company.

Retirement Plans. We generally expect executives to plan for and fund their own retirement.  We maintain a 401(k) plan that permits eligible employees, including our Named Executive Officers, to defer a limited portion of salary and bonus into any of several investment alternatives. We make matching contributions equal to 50% of the first 6% of compensation deferred by employees subject to a maximum annual match of $8,250 and maximums established under the Internal Revenue Code of 1986 (the “Code”). We may also make discretionary contributions to the 401(k) plan.  Payments made to the Named Executive Officers for matching contributions are included in the Summary Compensation Table below. We do not maintain defined benefit retirement or senior executive retirement plans, or provide post‑retirement medical benefits, for our Named Executive Officers.

Other Benefits and Perquisites. Our executive compensation program also includes other benefits and perquisites. The Named Executive Officers participate in Company‑sponsored group benefit plans such as health, life and disability insurance plans available to all employees.  In addition, Named Executive Officers may upon joining the Company receive assistance in relocating in the discretion of our Board of Directors. For more detailed information regarding benefits and perquisites provided to our Named Executive Officers, see the Summary Compensation Table included elsewhere in this Form 10-K/A.

2020 Compensation Program.  In March 2020, the Compensation Committee recommended and the Board of Directors approved a 2020 compensation plan for Chad A. Stelzig, the Company's President and Chief Executive Officer, and Frank G. Hallowell, the Company' Chief Financial Officer.  Under the compensation plan, Mr. Stelzig will receive an annual base salary of $260,000, and Mr. Hallowell will receive an annual base salary of $220,000.  In addition, the compensation plan includes a target cash bonus for Mr. Stelzig and Mr. Hallowell if the Company achieves performance criteria for 2020 set by Board.

2019 Compensation Program.  In March 2019, the Compensation Committee recommended and the Board of Directors approved a 2019 compensation plan for Chad A. Stelzig, the Company's President and Chief Executive Officer, and Theodore T. Johnson, the Company's Interim Chief Financial Officer.  Under the compensation plan, Mr. Stelzig received an annual base salary of $260,000, and Mr. Johnson received an annualized base salary of $183,600.  In addition, the compensation plan included a target cash bonus for Mr. Stelzig if the Company achieved performance criteria for 2019 set by the Board.  Furthermore, Messrs. Stelzig and Hallowell were granted awards of restricted common stock under the Company's 2014 Stock Option and Incentive Plan, with a grant date fair value equal to $64,000 and $55,000, respectively, determined pursuant to Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation - Stock Compensation.  The awards vest as to one-third of the shares subject to the award on each of the first, second and third anniversary dates of the date of grant if the officer is then an employee of the Company.

Named Executive Officers’ Role in Compensation Decisions

The Committee recommends to the Board of Directors the actual and targeted compensation of the Company’s Named Executive Officers. The Board, with any non‑independent members abstaining, approves the compensation of the Named Executive Officers. (During 2019 and 2018, all members of the Board were independent.) The Committee determines its recommendations regarding the compensation plan for the Named Executive Officers based on major goals and objectives established by the Board of Directors. When applicable, the Committee also receives input from our Chief Executive Officer regarding another Named Executive Officer’s leadership capabilities, past performance and potential for future contributions when making its recommendations on actual and targeted compensation amounts for Named Executive Officers.

Other Considerations

Although the Committee and the Board consider tax and accounting issues in connection with their compensation decisions, those have not become material factors in their compensation decisions to date.

Compensation Committee Report on Executive Compensation

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings by reference, including this Form 10-K/A, in whole or in part, the following report of the Compensation Committee shall not be deemed to be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

We have reviewed and discussed the foregoing Compensation Discussion with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion be included in this Form 10-K/A and in our Original Annual Report for the year ended December 31, 2019.

By the Compensation Committee –

Paul F. Lidsky, Chair
James W. Bracke
Andrew T. Berger
Geoffrey C. Davis

Summary Compensation Table ‑ 2019 and 2018

The following table sets forth information about compensation awarded to, earned by or paid to our Named Executive Officers for 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Stock- Based Compensation (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Chad A. Stelzig	2019	$260,000	$48,188	$--	$9,961(2)	$318,149
President and Chief Executive Officer	2018	$237,500	$26,818	$74,813	$6,432(3)	$345,563

Frank G. Hallowell	2019	$148,359	$12,395	$15,000	$5,255(4)	$181,009
Chief Financial Officer	2018	$--	$--	$--	$--	$--

Theodore T. Johnson	2019	$75,915	$--	$--	$93(5)	$76,008
Former Interim Chief Financial Officer	2018	$--	$--	$--	$--	$--

Todd C. Slawson	2019	$34,187	$4,946	$--	$2,200(6)	$41,333
Former Interim Chief Financial Officer	2018	$137,048	$15,827	$31,500	$4,688(7)	$189,063

Richard A. Ehrich	2019	$--	$--	$--	$--	$--
Former Chief Financial Officer	2018	$36,500	$--	$--	$1,066(8)	$37,566

_________________

(1)  Consists of the grant date fair value of stock option awards during each year determined pursuant to Accounting Standards Codification (“ASC”) Topic 718. Refer to “Note 11 – Stock-Based Compensation” in our Original Form 10-K and “Note 11 – Stock-Based Compensation” in our Annual Report on Form 10‑K for the year ended December 31, 2018 for a discussion of the  assumptions used in calculating the grant date fair value. There can be no assurance that the amounts reflected in the table will ever be realized.

(2)  For Mr. Stelzig, the $9,961 in All Other Compensation for 2019 consists of a $5,978 Company match paid into his 401(k) plan account in 2019, $1,200 of Company contributions paid into his health savings account in 2019, and $1,255 for executive life insurance premiums paid for Mr. Stelzig in  2019.

(3)  For Mr. Stelzig, the $6,432 in All Other Compensation for 2018 consists of a $5,000 Company match paid into his 401(k) plan account in 2018, $1,200 of Company contributions paid into his health savings account in 2018, and $232 for his executive life insurance premiums paid for Mr. Stelzig in  2018.

(4)  For Mr. Hallowell, the $5,255 in All Other Compensation for 2019 consists of a $3,300 Company match paid into his 401(k) plan account in 2019, $700 of Company contributions paid into his health savings account in 2019, and $1,255 for his executive life insurance premiums paid for Mr. Hallowell in 2019.

(5)  For Mr. Johnson, the $93 in All Other Compensation for 2019 consists of executive life insurance premiums paid in 2019.

(6)  For Mr. Slawson, the $2,200 in All Other Compensation for 2019 consists of a $1,933 Company match paid into his 401(k) plan account in 2019 and $267 for executive life insurance premiums paid in 2019.

(7)  For Mr. Slawson, the $4,688 in All Other Compensation for 2018 consists of a $4,499 Company match paid into his 401(k) plan account in 2018, $100 of Company contributions paid into his health savings account in 2018, and $89 for executive life insurance premiums paid for Mr. Slawson in 2018.

(8)   For Mr. Ehrich, the $1,066 in All Other Compensation for 2018 consists of the Company match paid into his 401(k) plan account in 2018.

Grants of Equity and Non-Equity Awards ‑ 2019

In the following table, we have provided information regarding equity and non-equity incentive plan awards under our 2014 Stock Option and Incentive Plan made to Mr. Stelzig and Mr. Hallowell for 2019; no equity or non-equity awards were made to any other Named Executive Officer in 2019.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Securities Underlying Stock Awards (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
		Threshold($)	Target($)	Maximum($)

Chad A. Stelzig	01/01/19	$117,000	$130,000	$210,600	—	—	—
Chad A. Stelzig	03/25/19	—	—	—	12,673(3)	$0.00	$64,000

Frank G. Hallowell	01/01/19	$33,000	$36,667	$59,400	—	—	—
Frank G. Hallowell	04/29/19	—	—	—	10,516(4)	$0.00	$55,000

_________________

(1)  Represents the range of awards under the incentive component for 2019 under the incentive cash bonus plans for Mr. Stelzig and Mr. Hallowell.  The amounts in these columns reflect the minimum payment level if an award is achieved, the target payment level and the maximum payment level under each plan if superior performance is attained.  Amounts actually paid for 2019 are set forth in the “Non‑Equity Incentive Plan Compensation” column of the “Summary Compensation Table ‑ 2019 and 2018” above.

(2)  Represents the grant date fair value determined pursuant to ASC Topic 718.  Generally, the grant date fair value is the amount expensed in our financial statements over the vesting schedule of the stock options or restricted stock awards.

(3)  Consists of a restricted stock award granted under the 2014 Stock Option and Incentive Plan.  The restricted stock award vests as to one-third of the shares subject to the awards on each of the first, second and third anniversary dates of the date of grant if the officer is then an employee of the Company.

(4)  Consists of a restricted stock award granted under the 2014 Stock Option and Incentive Plan.  The restricted stock award vests as to one-third of the shares subject to the awards on each of the first, second and third anniversary dates of the date of grant if the officer is then an employee of the Company.

Outstanding Equity Awards at Fiscal Year‑End ‑ 2019

In May 2014, we adopted the 2014 Stock Option and Incentive Plan (the “Plan”), which provides for the granting of incentive stock options, non‑qualified stock options, stock appreciation rights, restricted stock awards and performance awards to our officers, directors, employees, consultants and independent contractors.  Options granted to employees under the Plan generally vest over three to five years based on service and have a contractual term of nine to 10 years. As of December 31, 2019, there were options outstanding under the Plan to purchase a total of 16,000 shares with a weighted average exercise price per share of $4.73.

In the following table, we have provided information regarding outstanding equity awards held at December 31, 2019 by the Named Executive Officers.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable (#)	Un-Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested(1) ($)
Chad A. Stelzig	3,000	—	$5.00	09/17/2022
	2,000	—	$7.10	08/20/2023
	4,000	—	$4.22	05/13/2024
					29,997	$136,186

Frank G. Hallowell	—	—			10,516	$47,743

(1) The market value of unvested restricted stock awards ("RSAs") equal the closing price of our common stock on The Nasdaq Capital Market at the end of fiscal year 2019 ($4.54) multiplied by the number of shares.  The RSAs vest in three equal installments beginning on the first anniversary of the grant date.

_________________

Option Exercises and Stock Vested – 2019

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vest(1) (#)	Value Realized on Vest(2) ($)
Chad A. Stelzig	—	—	3,333	$16,165
	—	—	6,994	$34,970
Todd C. Slawson	—	—	854	$4,142
	—	—	3,363	$16,815

(1) The number of shares acquired equals the difference between the number of RSAs vested and the number of shares of stock withheld by the Company to cover tax obligations.

(2) The value realized on the vesting of the RSAs is the fair market value of our common stock at the time of vesting.

Stock Options

Under the terms of our 2014 Stock Option and Incentive Plan, if a participant’s employment with us terminates by reason of the participant’s death or disability, then, to the extent a stock option held by the participant is vested as of the date of death or disability, the stock option may be exercised by the participant, the legal representative of the participant’s estate, the legatee of the participant under the will of the participant, or the distributee of the participant’s estate, whichever is applicable, for a period of one year from the date of death or disability or until the expiration of the stated term of the stock option, whichever period is shorter.

Any options that are not vested as of the date of death or termination due to disability will immediately lapse and be of no further force or effect.

If a participant’s employment with us terminates for any reason other than death or disability or other than for cause, then, to the extent any stock option held by the participant is vested as of the date of termination, the stock option may be exercised for a period of 90 days from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter.  Any options that are not vested as of the date of termination will immediately lapse and be of no further force or effect.  Upon the termination of the participant’s employment by us for cause, any and all unexercised stock options granted to the participant will immediately lapse and be of no further force or effect.

In the event of a “change in control” of our Company, as that term is defined in the Plan, all stock options held by executive officers then outstanding and not fully vested will become fully vested and exercisable in accordance with their terms.

Employment Agreements

Chad A. Stelzig

On June 27, 2016, we entered into an Employment Agreement with Chad A. Stelzig (the “Stelzig Agreement”) providing that Mr. Stelzig would serve as our Interim President and Interim Chief Executive Officer.  Mr. Stelzig became President and Chief Executive Officer in March 2017.  The Stelzig Agreement provides that his performance will be evaluated by the Company's Board no less often than annually.  The Stelzig Agreement provides that Mr. Stelzig is eligible to receive a bonus to be determined by the Company’s Board of Directors and that he is entitled to insurance and other benefits in accordance with the Company’s standard executive employee programs.

The Stelzig Agreement provides that if Mr. Stelzig’s termination of employment is voluntary on his part and not for “Good Reason” as defined in the Stelzig Agreement, the Company must pay to Mr. Stelzig all earned and unpaid amounts due to him for salary through the termination date, and Mr. Stelzig will have 90 days after the date of the termination of his employment to exercise all options owned by Mr. Stelzig that are exercisable as of such termination date.  Any other options, restricted stock and restricted stock units owned by Mr. Stelzig shall automatically terminate.  The Stelzig Agreement also provides that if the termination of employment is “With Cause” as defined in the Stelzig Agreement, Mr. Stelzig will not be entitled to any severance, and all of the options, restricted stock and restricted stock units then owned by Mr. Stelzig shall automatically terminate.  It also provides that if the termination is “Without Cause” as defined in the Stelzig Agreement, Mr. Stelzig will be entitled to six months of salary continuation, without eligibility for bonus, and he will have 90 days to exercise all options that he owns that are exercisable as of such termination date. Any other options and any unvested restricted stock or restricted stock units for the Company’s common stock owned by him will terminate.

On March 14, 2018, the Company approved a compensation plan for the year ended December 31, 2018 for Mr. Stelzig.  Under the compensation plan, Mr. Stelzig received a base salary of $237,500 plus a restricted stock award of 20,984 shares of common stock under the 2014 Stock Option and Incentive Plan.  The restricted stock award vests as to one-third of the shares subject to the award on each of the first, second and third anniversary dates of the date of grant if Mr. Stelzig is than an employee of the Company.  Furthermore, Mr. Stelzig was eligible to receive a cash bonus for 2018 to be determined by the Company's Board of Directors.

On March 25, 2019, the Company approved a compensation plan for the year ended December 31, 2019 for Mr. Stelzig.  Under the compensation plan, Mr. Stelzig received a base salary of $260,000 plus a restricted stock award of 12,673 shares of common stock under the 2014 Stock Option and Incentive Plan.  The restricted stock award vests as to one-third of the shares subject to the award on each of the first, second and third anniversary dates of the date of grant if Mr. Stelzig is than an employee of the Company.  Furthermore, Mr. Stelzig was eligible to receive a cash bonus for 2019 to be determined by the Company's Board of Directors.

Frank G. Hallowell

Effective on April 29, 2019, we entered into an Employment Agreement with Frank G. Hallowell (the “Hallowell Agreement”) providing that Mr. Hallowell will serve as our Chief Financial Officer.  The Hallowell Agreement provides for a base salary for the year ended December 31, 2019 of $220,000 and that his performance will be evaluated by the Company's Board no less often than annually.  In addition the Hallowell agreement grants restricted stock or $55,000 vesting of 3 years.  The Hallowell Agreement provides that Mr. Hallowell is eligible to receive a bonus to be determined by the Company’s Board of Directors and that he is entitled to insurance and other benefits in accordance with the Company’s standard executive employee programs.

The Hallowell Agreement provides that if Mr. Hallowell’s termination of employment is voluntary on his part and not for “Good Reason” as defined in the Hallowell Agreement, the Company must pay to Mr. Hallowell all earned and unpaid amounts due to him for salary through the termination date, and any options, restricted stock and restricted stock units owned by Mr. Hallowell shall automatically terminate.  The Hallowell Agreement also provides that if the termination of employment is “With Cause” as defined in the Hallowell Agreement, Mr. Hallowell will not be entitled to any severance, and any of the options, restricted stock and restricted stock units then owned by Mr. Hallowell shall automatically terminate.  It also provides that if the termination is “Without Cause” as defined in the Hallowell Agreement, Mr. Hallowell will be entitled to three months of salary continuation, without eligibility for bonus. Any other options and any unvested restricted stock or restricted stock units for the Company’s common stock owned by him will terminate.

Theodore T. Johnson

On March 19, 2019, the Company approved a temporary compensation plan for the year ended December 31, 2019 for Mr. Johnson as Interim Chief Financial Officer.  Under the compensation plan, Mr. Johnson was paid a base salary of $183,600, which was annualized for the time he was employed by the Company during 2019.  Mr. Johnson was not eligible to receive any restricted stock awards, stock options or bonuses.  Mr. Johnson resigned effective April 29, 2019.

Todd C. Slawson

On March 14, 2018, the Company approved a compensation plan for the year ended December 31, 2018 for Mr. Slawson as Interim Chief Financial Officer.  Under the compensation plan, Mr. Slawson received a base salary of $140,000 plus a restricted stock award of 15,738 shares of common stock under the 2014 Stock Options and Incentive Plan.  The restricted stock award vests as to one-third of the shares subject to the award on each of the first, second and third anniversary dates of the date of grant if Mr. Slawson is than an employee of the Company.  Furthermore, Mr. Slawson was eligible to receive a cash bonus for 2018 to be determined by the Company's Board of Directors.

Richard A. Ehrich

On September 2, 2016, we entered into a Benefit and Compensation Agreement with Richard A. Ehrich (the “2016 Employment Agreement”).  The 2016 Employment Agreement provided that if Mr. Ehrich’s termination was “With Cause” as defined in the 2016 Employment Agreement, Mr. Ehrich would not be entitled to any severance.  It also provided that if the termination is “Without Cause” as defined in the Agreement, Mr. Ehrich would be entitled to six months of salary continuation, without eligibility for bonus.  If Mr. Ehrich voluntarily terminated his employment with the Company, the Company was required pay to him all earned and unpaid amounts due to him for salary thought the termination date.

Mr. Ehrich voluntarily resigned without “Good Reason” on March 13, 2018 as an officer, director and employee of the Company, and as a result he forfeited any unvested restricted stock awards.  In connection with his resignation, effective on March 13, 2018, Mr. Ehrich and the Company entered into a Severance and Release Agreement (the "Release Agreement").  The Release Agreement provided that the Company was to pay to Mr. Ehrich an amount equal to three months of base compensation over a three-month period on the condition that Mr. Ehrich assisted the Company, during such three-month period, in any matter requested by the Company.  Additionally, the Release Agreement provided that Mr. Ehrich was entitled to all amounts due related to his 2017 executive compensation plan, which was equal to $54,000, and that Mr. Ehrich would receive an amount equal to the closing price, as quoted on The Nasdaq Capital Market, of 3,333 shares of the Company's common stock subject to his previously granted restricted stock award within 10 days of the expiration of the rescission periods described below.  Furthermore, the Release Agreement provided that Mr. Ehrich was to receive a continuation of all benefits over this three-month period.  The Release Agreement contained releases by Mr. Ehrich of claims he may have had against the Company.  Mr. Ehrich could have rescinded the Release Agreement with respect to potential age-related claims within the seven-day period after March 13, 2018 and with respect to potential claims under the Minnesota Human Rights Act with the 15-day period after March 13, 2018.  If Mr. Ehrich had rescinded the Release Agreement, he would have given up any right to the aforementioned compensation.  Mr. Ehrich did not rescind the Release Agreement.

Potential Payments upon Termination of Employment

The table below reflects the amount of compensation to which Chad A. Stelzig and Frank G. Hallowell would have been entitled as our Named Executive Officers as of December 31, 2019 upon termination of employment under the specified circumstances.  The amounts shown assume that the termination was effective as of December 31, 2019, include amounts earned through that time, and are estimates of the amounts which would be paid out to each of our Named Executive Officers upon the termination of their employment.  The actual amounts to be paid out can be determined only at the time of actual separation from our Company.

Name	Cash Severance Payment	Total
Chad A. Stelzig
Retirement or resignation	$—	$—
Termination without cause	130,000	130,000
Termination for cause	—	—
Death	—	—

Frank G. Hallowell
Retirement or resignation	$—	$—
Termination without cause	55,000	55,000
Termination for cause	—	—
Death	—	—

Other Post‑Employment Payments

We generally do not provide pension arrangements or post‑retirement health coverage for executive officers or other employees. We do not provide any nonqualified defined contribution or other deferred compensation plans.

Non-Employee Director Compensation

During 2019, each of our non-employee directors received an annual $50,000 retainer, of which $25,000 is paid in cash and $25,000 is paid in the form of a common stock award grant with the per share value of the common stock based on the closing price of the common stock on the trading day before the grant date of the award.  The Executive Chairman of the Board received an additional $22,500 annual cash retainer.  The committee Chairs received the following additional annual cash retainers: Audit Committee - $10,000; Compensation Committee - $7,000; and Nominating and Corporate Governance Committee - $5,000.  Members of the Committees received the following additional annual cash retainers: Audit Committee - $6,000; Compensation Committee - $5,000; and Nominating and Corporate Governance Committee - $4,000.  Members of the Special Committee formed by the Board in November 2019 received a $1,500 quarterly retainer, and the Chair of the Special Committee received an additional $4,000 quarterly retainer.  The Special Committee was formed to consider, evaluate, manage, make determinations, and take any and all actions on behalf of the Board in connection with addressing, arising out of, or relating to the matters or actual or potential actions with respect to the future strategic direction of the Company.

The following table provides information regarding the compensation earned by the members of the Board of Directors in 2019.

Director Compensation - 2019

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)

Andrew T. Berger	$67,500	$25,000	$92,500

James W. Bracke	$51,696	$25,000	$76,696

Paul F. Lidsky	$47,636	$25,000	$72,636

Geoffrey C. Davis	$37,054	$25,000	$62,054

Joseph P. Daly	$24,733	$24,100	$48,833

_______________________________________

(1)  Consists of fees earned in 2019 and paid in 2019 and 2020.

(2)  Represents the grant date fair value of stock awards during the year determined pursuant to Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation - Stock Compensation (ASC Topic 718).  Refer to "Note 11 - Stock-Based Compensation" in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the assumptions used in calculating the grant date fair value.

Each director is reimbursed by the Company for his or her actual out-of-pocket expenses, including telephone, travel and miscellaneous items incurred on behalf of the Company.

Compensation Committee Interlocks and Insider Participation

No executive officer of the Company serves as a member of the board of directors or the compensation committee of any entity that has any of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2020  by (1) each person or entity known by us to own beneficially more than five percent of our common stock; (2) each director of the Company; (3) each of our executive officers named in the Summary Compensation Table set forth elsewhere in this Form 10-K/A; and (4) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting power and investment power with respect to our securities.  Shares of our common stock issuable pursuant to stock options and convertible securities that are exercisable or convertible as of or within 60 days after March 31, 2020 are deemed outstanding for computing the beneficial ownership percentage of the person or member of a group holding the options but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Except as indicated by the footnotes, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The address of each director and executive officer named below is the same as that of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding(1)
Five Percent Shareholders
AB Value Management LLC. 84 Elm Street, Westfield, NJ 07090	996,031(7)	18.7%

John H. Lewis. 300 Drakes Landing Road, Suite 17 Greenbrae, CA 94904	432,205(2)	8.1%

Nicusa Capital Partners L.P. 19 West 34th Street New York, NY 10001	481,927(3)	9.0%

Norman H. Pessin 366 Madison Avenue, 14th Floor New York, NY 10017	470,660(4)	8.8%

Panos G. Michalopoulos	294,298(5)	5.5%

Executive Officers and Directors
Andrew T. Berger	107,708(7)	2.0%
James W. Bracke	84,172	1.6%
Chad A. Stelzig	48,023(6)	1.1%
Paul F. Lidsky	44,841	*
Geoffrey C. Davis	23,545	*
Frank G. Hallowell	10,516	*
Joseph P. Daly	11,804	*
All directors and executive officers as a group (7 persons)	330,609(6)	6.0%

_______________________________

*Less than one percent.

(1)	Based on 5,331,799 shares outstanding as of March 31, 2020.

(2)	We have relied upon the information supplied by John H. Lewis in a Schedule 13G/A he filed with the SEC on February 12, 2014. Since February 12, 2014, no additional information has been supplied by John H. Lewis, and he has not been identified as a registered shareholder during the search conducted by our proxy group. As a result, we do not believe that John H. Lewis continues to hold a position in the Company's common stock.

(3)	We have relied upon the information supplied by Nicusa Capital Partners L.P. in a Schedule 13G/A it filed with the SEC on February 23, 2012. Since February 23, 2012, no additional information has been supplied by Nicusa Capital Partners L.P., and it has not been identified as a registered shareholder during the search conducted by our proxy group. As a result, we do not believe that Nicusa Capital Partners L.P. continues to hold a position in the Company's common stock.

(4)	We have relied upon the information supplied by Norman H. Pessin in a Schedule 13D/A he filed with the SEC on October 11, 2016.

(5)	Includes 262,935 shares held by Transatlantic Emporium & Technology Exchange LLC, a company controlled by Dr. Panos G. Michalopoulos.

(6)	Includes the following shares issuable pursuant to options exercisable as of or within 60 days after March 31, 2020: for Mr. Stelzig, 9,000 shares; and for all directors and executive officers as a group, 9,000 shares.

(7)	Mr. Berger has 107,708 shares under his direct ownership. By virtue of his relationships with AB Value Management LLC, AB Value Management LLC's Managed Account, and AB Value Partners, LP, Mr. Berger may be deemed to beneficially own the 888,323 shares owned by AB Value Partners, LP and the Managed Account.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

During the year ended December 31, 2019, the Company had no transactions with related persons as described in Item 404(a) of the SEC’s Regulation S-K.

Related Person Transaction Policy

The Company’s Code of Ethics and Business Conduct (the “Ethics Code”) requires that the Company’s Board or Audit Committee approve activities that could involve a conflict of interest if undertaken by an “associate,” which consists of the Company’s directors, officers, employees and consultants.  These transactions include owning a substantial interest in any competing business or in any outside distributor or customer that does or seeks to do business with the Company; providing services to any outside concern that does business with the Company or competes with the Company; representing the Company in any business transaction with a person or organization in which associates or their immediate family have a personal interest or may derive a benefit; or taking advantage of any business opportunity which may belong to the Company.  In considering these transactions under the Ethics Code, the Board or the Audit Committee would consider and evaluate information regarding the transaction, including the dollar amounts involved in the transaction.  During the year ended December 31, 2019, there were no transactions that required review or approval by the Company’s Board or the Audit Committee under the Ethics Code.

  Item 14.  Principal Accountant Fees and Services.

  Payment of Fees to Our Independent Registered Public Accounting Firm

  Audit Fees

  Boulay PLLP audited our consolidated financial statements for the fiscal year ended December 31, 2019.  Audit fees, including aggregate fees for the audit of our annual financial statements, reviews of our quarterly financial statements and reviews of filings with the SEC, were $79,159 and $66,022 for fiscal 2019 and 2018, respectively.

  Audit‑Related Fees

  There were no audit‑related fees paid to Boulay PLLP for fiscal 2019 and 2018.

  Tax Fees

  There were no tax‑related fees paid to Boulay PLLP for fiscal 2019 and 2018.

  All Other Fees

  We paid no other fees to our independent registered public accounting firm in 2019 or 2018.

  Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services Provided by Our Independent Registered Public Accounting Firm

  The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm.  The Audit Committee has established a policy for pre‑approving the services provided by our independent registered public accounting firm in accordance with the auditor independence rules of the SEC.  This policy requires the review and pre‑approval by the Audit Committee of all audit and permissible non‑audit services provided by our independent registered public accounting firm and an annual review of the financial plan for audit fees.

  To ensure that auditor independence is maintained, the Audit Committee annually pre‑approves the audit services to be provided by our independent registered public accounting firm and the related estimated fees for such services, as well as the nature and extent of specific types of audit‑related, tax and other non‑audit services to be provided by our independent registered public accounting firm during the year.

  As the need arises, other specific permitted services are pre‑approved on a case‑by‑case basis during the year.  A request for pre‑approval of services on a case‑by‑case basis must be submitted by our Chief Financial Officer, providing information as to the nature of the particular service to be provided, estimated related fees and management’s assessment of the impact of the service on the auditor’s independence.  The Audit Committee has delegated to its Chair pre‑approval authority between meetings of the Audit Committee.  Any pre‑approvals made by the Chair must be reported to the Audit Committee.  The Audit Committee will not delegate to management the pre‑approval of services to be performed by our independent registered public accounting firm.

  All of the services provided by our independent registered public accounting firm in fiscal 2019 and 2018 were approved by the Audit Committee under its pre‑approval policies.

  Part IV

  Item 15.  Exhibits and Financial Statement Schedules.

  The following documents are included as exhibits to this Form 10‑K/A and filed herewith.

  (31.1)          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

  (31.2)          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2020	IMAGE SENSING SYSTEMS, INC.
By: /s/ FRANK G. HALLOWELL
Frank G. Hallowell
Chief Financial Officer

