Form 10-Q
period 2020-03-31
IMAGE SENSING SYSTEMS INC
filed 2020-05-14
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, $0.01 par value per share	5,331,799 shares

2

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2020	December 31,
	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,425	$5,118
Accounts receivable, net of allowance for doubtful accounts of $4 and $19 respectively	2,898	3,126
Inventories	686	781
Prepaid expenses and other current assets	571	463
Total current assets	9,580	9,488

Property and equipment:
Furniture and fixtures	147	163
Leasehold improvements	6	6
Equipment	1,413	1,339
	1,566	1,508
Accumulated depreciation	1,122	1,089
	444	419

Operating lease assets, net	115	181
Intangible assets, net	3,722	3,875
Deferred income taxes	5,218	5,220
TOTAL ASSETS	$19,079	$19,183

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$570	$373
Deferred revenue	18	28
Warranty	220	313
Accrued compensation	181	105
Operating lease obligations	102	—
Other current liabilities	200	412
Total current liabilities	1,291	1,231

Operating lease obligations	13	19
TOTAL LIABILITIES	1,304	1,250

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,331,799 and 5,322,849
issued and outstanding at March 31, 2020 and December 31, 2019, respectively	53	53
Additional paid-in capital	24,810	24,751
Accumulated other comprehensive loss	(412)	(306)
Accumulated deficit	(6,676)	(6,565)
Total shareholders' equity	17,775	17,933
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,079	$19,183

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2020	2019
Revenue:
Product sales	$1,050	$1,621
Royalties	2,109	1,751
	3,159	3,372
Cost of revenue:
Product sales	531	685
Royalties	92	92
	623	777
Gross profit	2,536	2,595

Operating expenses:
Selling, general and administrative	1,909	1,665
Research and development	902	620
Restructuring charges	—	2
	2,811	2,287
Income (loss) from operations before income taxes	(275)	308
Income tax benefit	(164)	—
Net income (loss)	$(111)	$308
Net income (loss) per share:
Basic	$(0.02)	$0.06
Diluted	$(0.02)	$0.06

Weighted average number of common shares outstanding:
Basic	5,267	5,224
Diluted	5,267	5,243

See accompanying notes to the condensed consolidated financial statements.

5

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2020	2019
Net income (loss)	$(111)	$308
Other comprehensive income (loss):
Foreign currency translation adjustment	(106)	30
Comprehensive income (loss)	$(217)	$338

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(111)	$308

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50	51
Software amortization	174	150
Stock-based compensation	59	50
Changes in operating assets and liabilities:
Accounts receivable, net	228	413
Inventories	95	81
Prepaid expenses and other current assets	(108)	57
Accounts payable	186	(626)
Accrued expenses and other current liabilities	(79)	(300)
Net cash provided by operating activities	494	184

Investing activities:
Capitalized software development costs	(22)	(419)
Purchases of property and equipment	(75)	(75)
Net cash used for investing activities	(97)	(494)

Financing activities:
Stock for tax withholding	—	(12)
Proceeds from stock options exercised	—	4
Net cash used for financing activities	—	(8)

Effect of exchange rate changes on cash	(90)	30
Change in cash and cash equivalents	307	(288)

Cash and cash equivalents at beginning of period	5,118	4,236
Cash and cash equivalents at end of period	$5,425	$3,948

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$25	$9

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three-Month Period Ended March 31, 2019
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2018	5,278,485	$52	$24,550	$(372)	$(13,593)	$10,637

Stock-based compensation	16,818	—	50	—	—	50
Stock options exercised	1,000	—	4	—	—	4
Stock for tax withholding	(2,362)	—	(12)	—	—	(12)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	30	—	30
Net income	—	—	—	—	308	308
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	33	33
Balance, March 31, 2019	5,293,941	$52	$24,592	$(342)	$(13,252)	$11,050

	Three-Month Period Ended March 31, 2020
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2019	5,322,849	$53	$24,751	$(306)	$(6,565)	$17,933

Stock-based compensation	8,950	—	59	—	—	59
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(106)	—	(106)
Net income (loss)	—	—	—	—	(111)	(111)
Balance, March 31, 2020	5,331,799	$53	$24,810	$(412)	$(6,676)	$17,775

See accompanying notes to the condensed consolidated financial statements

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2020

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

Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC.

Summary of Significant Accounting Policies

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position and may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers(Topic 606)," using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2020 and 2019 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended March 31,
	2020	2019
Product sales	$1,050	$1,621
Royalties	2,109	1,751
Total revenue	$3,159	$3,372

Product Sales:

Product revenue is generated primarily from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems in Europe and Asia. Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the amount we expect to receive in exchange for those goods or services.

Certain product sales may contain multiple performance obligations for revenue recognition purposes. Multiple performance obligations may include hardware, software, installation services, training, and support.  In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. For performance obligations without observable stand-alone prices charged to customers, we evaluate the adjusted market assessment approach, the expected cost plus margin approach, and stand-alone sales to estimate the stand-alone selling prices.

Revenue for services such as maintenance, repair, and technical support is recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. From time to time, our payment terms may vary by the type and location of our customer and the products or services offered.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $22,000 and $419,000 of software development costs during the quarters ended March 31, 2020 and 2019, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both March 31, 2020 and 2019, we determined there was no impairment of intangible assets. At both March 31, 2020 and 2019, there were no indefinite-lived intangible assets.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." ASU 2018-13 eliminates, amends and adds disclosure requirements for fair value measurements. The standard is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2020.  We adopted these changes as of January 1, 2020; however, there are no required changes that apply to our fair value measurements disclosures.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$534	$551
Components	152	230
Total	$686	$781

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

The cost components of our operating leases were as follows (in thousands):

	Three-Month Periods Ended March 31,
	2020	2019
Operating lease costs	$66	$65
Variable lease cost	76	76
Total	$142	$141

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases are as follows (in thousands) as of March 31, 2020:

Total
2020	$102
2021	8
2022	7
2023 and thereafter	—
Total lease payments	117
Less: Interest	(2)
Present value of lease liabilities	$115

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2020:

March 31, 2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.84
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $67,000 and $65,000 for the three months ended March 31, 2020 and 2019, respectively, and this amount is included in operating activities in the condensed consolidated statements of cash flows. Separate from the initial recognition of the existing leases, there were no operating lease assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2020 and 2019.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2020
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(1,278)	1,651	8.0
Echo development costs	1,852	(44)	1,808	7.0
IntellitraffiQ development costs	468	(205)	263	4.0
Wrong Way development costs	228	(228)	—	—
Total	$9,377	$(5,655)	$3,722	7.3

	December 31, 2019
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(1,186)	1,743	8.0
Software development in process costs	1,830	—	1,830	—
IntellitraffiQ development costs	468	(176)	292	4.0
Wrong Way development costs	228	(218)	10	2.0
Total	$9,355	$(5,480)	$3,875	7.1

Note G: Warranties

We generally provide a two to three year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2020	2019

Beginning balance	$313	$656
Warranty provisions	7	30
Warranty claims	(23)	(33)
Adjustments to preexisting warranties	(75)	(81)
Currency	(2)	(1)
Ending balance	$220	$573

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2020 and 2019 was $59,000 and $50,000, respectively. At March 31, 2020, 5,331,799 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the stock option activity for the first three months of 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	16,000	$4.73	3.97	$3,505
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	—	$—	—	$—

Options outstanding at March 31, 2020	16,000	$4.73	3.72	$—
Options exercisable at March 31, 2020	16,000	$4.73	3.72	$—

There were no stock options exercised during the three-month period ended March 31, 2020 and there were stock options exercised to purchase 1,000 shares in the three-month period ended March 31, 2019. During each of the three-month periods ended March 31, 2020 and 2019, we recognized no stock-based compensation expense related to stock options. As of March 31, 2020, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table summarizes restricted stock award activity for the first three months of 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2019	58,961	$4.32
Granted	8,950	3.49
Vested	(26,802)	3.75
Forfeited	—	—
Awards outstanding at March 31, 2020	41,109	$4.52

As of March 31, 2020, the total stock-based compensation expense related to non-vested awards not yet recognized was $152,000, which is expected to be recognized over a weighted average period of 1.8 years. During the three-month periods ended March 31, 2020 and March 31, 2019, we recognized $59,000 and $50,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 27,139 and 23,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2020 and 2019, respectively.

A reconciliation of net income (loss) per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended March 31,
	2020	2019

Numerator:
Net income (loss)	$(111)	$308
Denominator:
Weighted average common shares outstanding	5,267	5,224
Dilutive potential common shares	—	19
Shares used in diluted net income (loss) per common share calculations	5,267	5,243
Basic net income (loss) per common share	$(0.02)	$0.06
Diluted net income (loss) per common share	$(0.02)	$0.06

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2020	2019	2020	2019	2020	2019

Revenue	$2,250	$2,072	$909	$1,300	$3,159	$3,372
Gross profit	2,069	1,792	467	803	2,536	2,595
Amortization of intangible assets	92	92	82	58	174	150
Intangible assets	1,651	2,018	2,071	1,568	3,722	3,586

Note K: Restructuring and Exit Activities

In the third quarter of 2018, we initiated the closure of our Bucharest, Romania office location, which was a sales office for Image Sensing Systems EMEA Limited, a United Kingdom subsidiary. The Company will continue doing business in the European region utilizing its Barcelona, Spain sales office. We incurred $0 of costs for the closure of our office in Romania in the three-month period ended March 31, 2020 and $2,000 of costs related to the closure of the Romania location in the three-month period ended March 31, 2019.

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Europe Limited (ISS Europe) in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) in Germany. At December 31, 2018, Image Sensing Systems Europe Limited and Image Sensing Systems Europe Limited SP.Z.O.O were fully closed. At December 31, 2019, Image Sensing Systems Germany, GmbH was fully closed. During the first quarter of 2020, we initiated closure of Image Sensing Systems EMEA Limited (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). We incurred $30,000 and $0, respectively, for these entity closure costs in the three-month periods ended March 31, 2020 and March 31, 2019.

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

Note M: Subsequent Events

The ramifications of the coronavirus (“COVID-19”) outbreak reported to have started in December 2019 and spread globally are filled with uncertainty and changing quickly.  In March 2020, the World Health Organization declared COVID-19 a pandemic.

The Company is considered an essential service and has remained operational.  As of the middle of March 2020, all of the Company’s employees began working from home and did not experience any significant interruptions during this transition.  The Company has worked with key suppliers to ensure there is an adequate supply of components and capacity to manufacture and deliver products.  On April 13, 2020, Econolite informed the Company that Econolite had agreed to temporarily close its manufacturing facility in Tecate, Mexico, under guidance from the local government due to COVID-19. Based on information obtained by the Company, Econolite has made alternative arrangements to manufacture Autoscope and related products that had been manufactured at its Mexican facility. We do not know whether the plant remains closed.

The COVID-19 pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to adversely affect our business and results of operations, including as a result of government authorities imposing mandatory closures, work-from-home orders and social distancing protocols, or imposing other restrictions. These actions could materially adversely affect our ability to adequately staff and maintain our operations, impair our ability to sustain sufficient financial liquidity, and adversely impact our financial results.

At this time, the Company has not experienced any payment interruptions or requests for special terms.  The Company has taken actions to reduce costs, including reductions in fixed-cost compensation and various austerity measures to curtail discretionary spending in light of the circumstances. Other variable costs, including hourly wages, overtime, sales commissions, temporary labor, performance-based compensation, advertising, and delivery expenses, are expected to moderate consistently with our overall business activity.

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely to continue to adversely affect our business and results of operations. Although these disruptions are expected to be temporary, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As we cannot predict the duration or scope of the COVID-19 pandemic, the anticipated negative financial impact to our results of operations cannot be reasonably estimated but could be material and last for an extended period of time.

Under the Paycheck Protection Program (the “PPP”), the United States Small Business Administration (the “SBA”) approved the application of the Company to receive a loan in the amount of $923,700 (the “PPP Loan”). The PPP was established under the congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. The PPP Loan to the Company was made through BMO Harris Bank N. A. (the “Lender”).  On April 21, 2020, the Company’s Board of Directors approved the PPP Loan, and the Company signed the promissory note (the “Note”) evidencing the PPP Loan, which is dated as of April 17, 2020.  The Lender disbursed the proceeds of the PPP Loan to the Company on April 22, 2020.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans made under the PPP after eight weeks if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company intends to use the entire PPP Loan amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act.  No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.  To obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and provide satisfactory documentation in accordance with applicable SBA guidelines.  Interest payable on the PPP Loan will be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the PPP Loan.

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

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, United States commuters lose 97 hours a year in congestion, which costs motorists $87 billion a year in time, which is an average of $1,365 per driver (per INRIX 2018 Global Traffic scorecard). We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope video systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar systems and our Autoscope video systems in Europe and Asia.  Autoscope video royalties are calculated using a profit sharing model in which the gross profits on sales of product made through Econolite are shared equally with Econolite.  This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under the long-term Manufacturing, Distributing and Technology Agreement dated as of June 11, 1991, as amended (the “Econolite Agreement”), between the Company and Econolite.

On April 13, 2020, Econolite informed the Company that Econolite had agreed to temporarily close its manufacturing facility in Tecate, Mexico, under guidance from the local government due to COVID-19.  It is the Company’s understanding that Econolite manufactures the Company’s Autoscope products at this facility.  We do not know whether the plant remains closed. By a letter to Econolite dated April 22, 2020, the Company informed Econolite that the Econolite Agreement requires Econolite to maintain sufficient inventory of products governed by the Econolite Agreement to permit Econolite to satisfy demand in the “Territory” (as that term is defined in the Econolite Agreement).  Because it was the Company’s understanding that Econolite had not maintained sufficient quantities of completed Autoscope products to satisfy product demand in the Territory, in its April 22, 2020 letter, the Company informed Econolite that Econolite was in breach of the Econolite Agreement and had 60 days from the date of the Company’s letter to manufacture sufficient levels of the Company’s products, including the Company’s Autoscope products, to satisfy demand in the Territory.  In the letter, the Company stated that if Econolite fails to comply with this provision of the Econolite Agreement within the 60-day cure period, the Company may elect to terminate the Econolite Agreement.

Based on information obtained by the Company, Econolite has made alternative arrangements to manufacture Autoscope and related products that had been manufactured at its Mexican facility.  The Company has not yet suffered any shortages of product due to the temporary closing of Econolite’s facility in Tecate, Mexico.  However, it is uncertain whether Econolite is meeting, and can continue to meet, the demand for the products in the Territory.  If Econolite cannot do so, and if any of the Company’s other third-party suppliers are unable to manufacture sufficient product to meet the demand for products in the Territory, then the Company may be prevented or delayed from effectively operating our business, and the manufacture, supply, and sale of our services and our financial results could be adversely affected.

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

Non-GAAP Operating Measure. We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of depreciating fixed assets and amortizing intangible assets, and it may exclude other non-recurring items. Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2020	2019

Income (loss) from operations	$(275)	$308
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	174	150
Depreciation	50	51
Restructuring	—	2
Non-GAAP income (loss) from operations	$(51)	$511

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2020	2019	2020	2019	2020	2019

Revenue	$2,250	$2,072	$909	$1,300	$3,159	$3,372
Gross profit	2,069	1,792	467	803	2,536	2,595
Amortization of intangible assets	92	92	82	58	174	150
Intangible assets	1,651	2,018	2,071	1,568	3,722	3,586

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,
	2020	2019
Product sales	33.2%	48.1%
Royalties	66.8	51.9
Total revenue	100.0	100.0
Gross profit - product sales	49.4	57.7
Gross profit - royalties	95.6	94.7
Selling, general and administrative	60.4	49.4
Research and development	28.6	18.4
Income (loss) from operations	(8.7)	9.1
Income tax benefit	(5.2)	—
Net income (loss)	(3.5)	9.1

Total revenue decreased to $3.2 million in the three-month period ended March 31, 2020 from $3.4 million in the same period in 2019, a decrease of 6.3%. Royalty income increased to $2.1 million in the first quarter of 2020 from $1.8 million in the first quarter of 2019. The increase in royalties in the first three months of 2020 was led by strong sales in the Upper Midwest and Sunbelt. Product sales decreased to $1.1 million in the first quarter of 2020 from $1.6 million in the first quarter of 2019, a decrease of 35.2%. The decrease in product sales in the first three months of 2020 was a result of project timing and COVID-19 related supply chain challenges that prevented the delivery of product late in the quarter.  These challenges have since been resolved and our supply chain is positioned to meet anticipated demand.

Revenue for the Intersection segment increased to $2.3 million in the three-month period ended March 31, 2020 from $2.1 million in the three-month period ended March 31, 2019. The increase in revenue in the Intersection segment in the first three months of 2020 was attributable to the increase in royalties.

Revenue for the Highway segment decreased to $0.9 million in the three-month period ended March 31, 2020 from $1.3 million in the three-month period ended March 31, 2019. The decrease in revenue in the Highway segment in the first three months of 2020 was attributable to the supply chain challenges and project timing as COVID-19 impacted increasing numbers of regions towards the end of the quarter.

Gross margin percent for product sales decreased to 49.4% in the three months ended March 31, 2020 from 57.7% in the three months ended March 31, 2019. The dollar amount of product sales gross profit decreased $417,000, or 45%, in the three months ended March 31, 2020 compared to the prior year period. The decrease in product gross margin percent in the first three months of 2020 was the result of lower sales volumes in combination with increased amortization of intangible assets, increased inventory obsolescence, and decreased warranty adjustments, all of which impact product margins.

Gross margin percent for royalty sales for the three months ended March 31, 2020 increased to 95.6% from 94.7% in the same period in 2019. The dollar amount of gross profit from royalties increased $358,000, or 22%, in the three months ended March 31, 2020 compared to the prior year period. The increase in royalty gross margin percent in the first three months of 2020 was due to higher royalty revenues.

Selling, general and administrative expense was $1.9 million, or 60.4% of total revenue, in the first quarter of 2020 compared to $1.7 million, or 49.4% of total revenue, in the first quarter of 2019. The increase in expense in the first three months of 2020 was primarily a result of increased expenses for legal and outside consulting costs related to the efforts around exploring strategic alternatives to maximize shareholder value.

Research and development expense increased to $902,000, or 28.6% of total revenue, in the three-month period ended March 31, 2020 from $620,000, or 18.4% of total revenue, in the three-month period ended March 31, 2019. The increase was partially due to decreased capitalized software development costs in the three-month period ended March 31, 2020 of $22,000 compared to capitalized software costs of $419,000 for the same period in 2019.  After normalizing for software development costs, overall research and development expenditures decreased in the three-month period ended March 31, 2020 compared to the same period in the prior year.

There was an income tax benefit of $164,000 recorded in the first three months of 2020 and no income tax expense or benefit recorded in the first three months of 2019.

Consolidated net loss was $(111,000), or $(0.02) per basic share and diluted share, in the three-month period ended March 31, 2020 compared to a net income of $308,000, or $0.06 per basic and diluted share, in the comparable prior year period. The net loss for the quarter ended March 31, 2020 is primarily due to the decrease in product revenues and increased operating expenses.

Liquidity and Capital Resources

At March 31, 2020, we had $5.4 million in cash and cash equivalents compared to $5.1 million in cash and cash equivalents at December 31, 2019.

Net cash provided by operating activities was $494,000 in the first three months of 2020 compared to net cash provided by operating activities of $184,000 in the same period in 2019. The increase in net cash provided by operating activities in the first three months of 2020 compared to the prior year period is primarily attributed to the reduction in accounts payable and other accrued liabilities during the first three months of 2019 compared to the current year period.

Net cash used for investing activities was $97,000 for the first three months of 2020 compared to net cash used for investing activities of $494,000 in the same period in 2019. The decrease of the amount of net cash used for investing activities in the first three months of 2020 compared to the prior year period was primarily the result of decreased capitalized internal software development costs compared to the prior year period.

Under the Paycheck Protection Program ("PPP"), the United States Small Business Administration ("SBA") approved the Company's application to receive a loan in the amount of $923,700 (the "PPP Loan").  The PPP was established under the congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the SBA.  The PPP Loan to the Company was made through BMO Harris Bank N.A. (the "Lender"). On April 21, 2020, the Company's Board of Directors approved the PPP Loan and the Company signed the promissory note (the "Note") evidencing the PPP Loan, which is dated as of April 17, 2020.  The Lender distributed the $923,700 of proceeds of the PPP Loan to the Company on April 22, 2020.

The term of the PPP loan is 24 months after the date of the Note (the "Maturity Date").  The annual interest rate on the PPP Loan is 1.00%.  No payments of principal or interest are due during the six months beginning on the date of the Note (the "Deferred Period").  The Company's obligations under the Note are not secured by a security interest in the Company's assets.  The Note requires the Lender's consent if the Company wants to reorganize, merge, consolidate, or otherwise change its ownership or structure.  The Note contains customary events of default by the Company relating to, among other things, payment defaults and the breach of representations and warranties or other provisions of the Note.  Upon a default by the Company under the Note, the Lender may accelerate the Company's obligations under the Note and pursue its rights against the Company under applicable law, including by filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans made under the PPP after eight weeks if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company intends to use the entire PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. To obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and provide satisfactory documentation in accordance with applicable SBA guidelines. Interest payable on the PPP Loan will be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the PPP Loan.

The Company will be obligated to repay any part of the principal amount due under the Note that is not forgiven, together with accrued interest, until the unforgiven portion is paid in full. Beginning one month after the expiration of the Deferred Period and continuing monthly until the Maturity Date, the Company will be obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the PPP Loan in such equal amounts as are required to fully amortize the principal amount outstanding under the Note.The Company may prepay any unforgiven amount due under the Note at any time without premium or penalty.

The foregoing description of the Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Note filed as Exhibit 10.1 with the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2020 and incorporated herein by reference.

We believe that cash and cash equivalents on hand at March 31, 2020, cash provided by operating activities, and the cash provided by the PPP Loan will satisfy our projected working capital needs, investing activities, and other cash requirements for at least one year from the date of these financial statements.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2020 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K and the risk factor set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
  tariffs and other trade barriers;
  political and economic instability, including continuing volatility in the economic and political environment of the European Union;
  our inability to comply with international regulatory restrictions over hazardous substances and electronic waste; and
  conditions beyond our control such as war, terrorist attacks, health epidemics (including the COVID-19 pandemic caused by the coronavirus) and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the risk factor set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31 2019, filed on March 12, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 14, 2020, there have been no material changes to the disclosures made in the above-referenced Form 10-K, other than as set forth below.

COVID-19 could affect our sales and disrupt our operations and could have a material adverse impact on us.

The COVID-19 that was reported to have surfaced in December 2019 and that has spread worldwide could adversely impact the Company’s operations or those of our third-party suppliers, as well as our sales to customers. The extent to which COVID-19 impacts the Company’s operations, those of our third-party suppliers, or our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. If the Company or any of our third-party suppliers encounter any disruptions to our or their respective operations or facilities, or if our customers were to partially or fully close for an extended period of time due to COVID-19 then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the manufacture, supply, and sale of our services and our financial results could be adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020:

Exhibit Number	Description

10.1

Promissory Note, between BMO Harris Bank N.A. and Image Sensing Systems, Inc., dated as of April 17, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 23, 2020 (File No. 0-26056).

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 14, 2020	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2020	By:	/s/ Frank G. Hallowell
Frank G. Hallowell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Promissory Note, between BMO Harris Bank N.A. and Image Sensing Systems, Inc., dated as of April 17, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 23, 2020 (File No. 0-26056).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

