Form 10-Q
period 2020-09-30
IMAGE SENSING SYSTEMS INC
filed 2020-11-10
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2020
Common Stock, $0.01 par value per share	5,346,291 shares

2

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2020	December 31,
	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,470	$5,118
Accounts receivable, net of allowance for doubtful accounts of $20 and $19 respectively	3,220	3,126
Inventories	415	781
Prepaid expenses and other current assets	499	463
Total current assets	11,604	9,488

Property and equipment:
Furniture and fixtures	148	163
Leasehold improvements	6	6
Equipment	1,205	1,339
	1,359	1,508
Accumulated depreciation	1,020	1,089
	339	419

Operating lease assets, net	191	181
Intangible assets, net	3,348	3,875
Deferred income taxes	5,219	5,220
TOTAL ASSETS	$20,701	$19,183

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$276	$373
Deferred revenue	34	28
Warranty	142	313
Accrued compensation	209	105
Operating lease obligations	178	164
Short-term debt	556	—
Other current liabilities	94	248
Total current liabilities	1,489	1,231

Operating lease obligations	10	19
Long-term debt	367	—
TOTAL LIABILITIES	1,866	1,250

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,346,291 and 5,322,849
issued and outstanding at September 30, 2020 and December 31, 2019, respectively	53	53
Additional paid-in capital	24,913	24,751
Accumulated other comprehensive loss	(264)	(306)
Accumulated deficit	(5,867)	(6,565)
Total shareholders' equity	18,835	17,933
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,701	$19,183

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2020	2019	2020	2019
Revenue:
Product sales	$1,538	$1,299	$3,760	$4,940
Royalties	2,212	2,390	6,536	6,346
	3,750	3,689	10,296	11,286
Cost of revenue:
Product sales	791	421	1,842	2,214
Royalties	92	92	275	275
	883	513	2,117	2,489
Gross profit	2,867	3,176	8,179	8,797

Operating expenses:
Selling, general and administrative	1,422	1,560	4,894	4,907
Research and development	804	691	2,548	2,008
Restructuring charges	—	—	—	2
	2,226	2,251	7,442	6,917
Income from operations before income taxes	641	925	737	1,880
Income tax expense (benefit)	(18)	(5,205)	39	(5,205)
Net income	$659	$6,130	$698	$7,085
Net income per share:
Basic	$0.12	$1.17	$0.13	$1.35
Diluted	$0.12	$1.16	$0.13	$1.35

Weighted average number of common shares outstanding:
Basic	5,306	5,252	5,290	5,240
Diluted	5,311	5,270	5,306	5,259

See accompanying notes to the condensed consolidated financial statements.

5

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2020	2019	2020	2019
Net income	$659	$6,130	$698	$7,085
Other comprehensive income (loss):
Foreign currency translation adjustment	94	(75)	42	(85)
Comprehensive income	$753	$6,055	$740	$7,000

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2020	2019
Operating activities:
Net income	$698	$7,085

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176	149
Software amortization	549	448
Stock-based compensation	168	162
Deferred income tax benefit	—	(5,200)
Loss on disposal of assets	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	(95)	454
Inventories	365	524
Prepaid expenses and other current assets	(35)	(118)
Accounts payable	(89)	(468)
Accrued expenses and other current liabilities	(217)	(1,159)
Other (Lease asset and obligations)	(5)	2
Net cash provided by operating activities	1,520	1,879

Investing activities:
Capitalized software development costs	(22)	(1,042)
Purchases of property and equipment	(112)	(239)
Net cash used for investing activities	(134)	(1,281)

Financing activities:
Stock for tax withholding	(6)	(21)
Proceeds from PPP Loan (Note L)	924	—
Proceeds from stock options exercised	—	4
Net cash provided by (used for) financing activities	918	(17)

Effect of exchange rate changes on cash	48	(94)
Change in cash and cash equivalents	2,352	487

Cash and cash equivalents at beginning of period	5,118	4,236
Cash and cash equivalents at end of period	$7,470	$4,723

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$7	$20

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three-Month Period Ended September 30, 2019
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2019	5,309,259	$52	$24,637	$(382)	$(12,605)	$11,702

Stock-based compensation	6,480	1	57	—	—	58
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(75)	—	(75)
Net income	—	—	—	—	6,130	6,130
Balance, September 30, 2019	5,315,739	$53	$24,694	$(457)	$(6,475)	$17,815

	Three-Month Period Ended September 30, 2020
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2020	5,338,071	$53	$24,858	$(358)	$(6,526)	$18,027

Stock-based compensation	8,220	—	55	—	—	55
Comprehensive income:
Foreign currency translation adjustment	—	—	—	94	—	94
Net income	—	—	—	—	659	659
Balance, September 30, 2020	5,346,291	$53	$24,913	$(264)	$(5,867)	$18,835

See accompanying notes to the condensed consolidated financial statements

	Nine-Month Period Ended September 30, 2019
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2018	5,278,485	$52	$24,550	$(372)	$(13,593)	$10,637

Stock-based compensation	40,294	1	161	—	—	162
Stock options exercised	1,000	—	4	—	—	4
Stock for tax withholding	(4,040)	—	(21)	—	—	(21)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(85)	—	(85)
Net income	—	—	—	—	7,085	7,085
Cumulative effect from adoption of ASU No. 2016-02	—	—	—	—	33	33
Balance, September 30, 2019	5,315,739	$53	$24,694	$(457)	$(6,475)	$17,815

	Nine-Month Period Ended September 30, 2020
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2019	5,322,849	$53	$24,751	$(306)	$(6,565)	$17,933

Stock-based compensation	25,120	—	168	—	—	168
Stock for tax withholding	(1,678)	—	(6)	—	—	(6)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	42	—	42
Net income	—	—	—	—	698	698
Balance, September 30, 2020	5,346,291	$53	$24,913	$(264)	$(5,867)	$18,835

See accompanying notes to the condensed consolidated financial statements

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2020

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

Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC.

Summary of Significant Accounting Policies

The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company's results of operations and financial position and may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent degree of uncertainty.

Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:
●	Identification of a contract, or contracts, with a customer;
●	Identification of performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2020 and 2019 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales	$1,538	$1,299	$3,760	$4,940
Royalties	2,212	2,390	6,536	6,346
Total revenue	$3,750	$3,689	$10,296	$11,286

Product Sales:

Product revenue is generated primarily from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems in Europe and Asia. Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the amount we expect to receive in exchange for those goods or services.

Certain product sales may contain multiple performance obligations for revenue recognition purposes. Multiple performance obligations may include hardware, software, installation services, training, support, and extended warranties.  In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. For performance obligations without observable stand-alone prices charged to customers, we evaluate the adjusted market assessment approach, the expected cost plus margin approach, and stand-alone sales to estimate the stand-alone selling prices.

Revenue for services such as maintenance, repair, and technical support is recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. From time to time, our payment terms may vary by the type and location of our customer and the products or services offered. Revenue for extended warranties are deferred until the coverage period and then recognized ratably over the extended warranty term.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized no costs and approximately $281,000 of software development costs during the quarters ended September 30, 2020 and 2019, respectively, and $22,000 and $1.0 million during the nine-month periods ended September 30, 2020 and 2019, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both September 30, 2020 and 2019, we determined there was no impairment of intangible assets. At both September 30, 2020 and 2019, there were no indefinite-lived intangible assets.

Note B: Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU') No. 2016-02, "Leases (Topic 842)".  We adopted ASU 2016-02 and its amendments and elected the effective date transition method as of January 1, 2019, which included recognizing a cumulative effect adjustment through opening an accumulated deficit as of that date. See Note E: Operating Leases for further details.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$306	$551
Components	109	230
Total	$415	$781

Note E: Operating Leases

On January 1, 2019, we adopted ASU No. 2016-02, "Leases (Topic 842)" and its amendments and elected the effective date transition method, which included recognizing a cumulative effect adjustment through opening an accumulated deficit as of that date.  We recorded $431,000 of operating lease assets and operating lease obligations as of January 1, 2019.

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

The cost components of our operating leases were as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$58	$67	$189	$198
Variable lease cost	65	76	234	229
Total	$123	$143	$423	$427

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases are as follows (in thousands) as of September 30, 2020:

Total
2020	$46
2021	138
2022	7
2023 and thereafter	1
Total lease payments	192
Less: Interest	(4)
Present value of lease liabilities	$188

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2020:

September 30, 2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.96
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $193,000 and $197,000 for the nine months ended September 30, 2020 and 2019, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. Separate from the initial recognition of the existing leases, there were no operating lease assets obtained in exchange for new operating lease liabilities for the nine months ended September 30, 2020 and 2019, except that during the three months ended June 30, 2020, we agreed to a one-year extension of our office space which increased operating lease assets and liabilities by $194,000.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2020
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	2,929	(1,461)	1,468	8.0
Echo development costs	1,852	(177)	1,675	7.0
IntellitraffiQ development costs	468	(263)	205	4.0
Total	$5,477	$(2,129)	$3,348	7.3

	December 31, 2019
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(1,186)	1,743	8.0
Software development in process costs	1,830	—	1,830	—
IntellitraffiQ development costs	468	(176)	292	4.0
Wrong Way development costs	228	(218)	10	2.0
Total	$9,355	$(5,480)	$3,875	7.1

Note G: Warranties

We generally provide a two to three year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2020	2019

Beginning balance	$313	$656
Warranty provisions	26	100
Warranty claims	(53)	(69)
Adjustments to preexisting warranties	(146)	(240)
Currency	2	(3)
Ending balance	$142	$444

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2020 and 2019 was $55,000 and $58,000, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2020 and 2019 was $168,000 and $162,000, respectively. At September 30, 2020, 156,070 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the stock option activity for the first nine months of 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	16,000	$4.73	3.97	$3,505
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(1,000)	$4.22	—	$—

Options outstanding at September 30, 2020	15,000	$4.76	3.19	$—
Options exercisable at September 30, 2020	15,000	$4.76	3.19	$—

There were no stock options exercised or expired and options to purchase 1,000 shares were forfeited during the nine-month period ended September 30, 2020, and there were options to purchase 1,000 shares exercised, options to purchase 18,000 shares expired, and options to purchase 4,000 shares forfeited during the nine-month period ended September 30, 2019. During each of the nine-month periods ended September 30, 2020 and 2019, we recognized no stock-based compensation expense related to stock options. As of September 30, 2020, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table summarizes restricted stock award activity for the first nine months of 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2019	58,961	$4.32
Granted	25,120	3.73
Vested	(50,751)	3.90
Forfeited	—	—
Awards outstanding at September 30, 2020	33,330	$4.52

As of September 30, 2020, the total stock-based compensation expense related to non-vested awards not yet recognized was $105,000, which is expected to be recognized over a weighted average period of 1.3 years. During the nine-month periods ended September 30, 2020 and September 30, 2019, we recognized $168,000 and $162,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income per Common Share

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 15,000 and 5,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2020 and 2019, respectively, and 15,000 and 11,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2020 and 2019, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2020	2019	2020	2019

Numerator:
Net income	$659	$6,130	$698	$7,085
Denominator:
Weighted average common shares outstanding	5,306	5,252	5,290	5,240
Dilutive potential common shares	5	18	16	19
Shares used in diluted net income per common share calculations	5,311	5,270	5,306	5,259
Basic net income per common share	$0.12	$1.17	$0.13	$1.35
Diluted net income per common share	$0.12	$1.16	$0.13	$1.35

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2020	2019	2020	2019	2020	2019

Revenue	$2,502	$2,789	$1,248	$900	$3,750	$3,689
Gross profit	2,228	2,555	639	621	2,867	3,176
Amortization of intangible assets	92	92	95	57	187	149
Intangible assets	1,468	1,835	1,880	2,076	3,348	3,911

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2020	2019	2020	2019	2020	2019

Revenue	$7,217	$7,373	$3,079	$3,913	$10,296	$11,286
Gross profit	6,530	6,586	1,649	2,211	8,179	8,797
Amortization of intangible assets	275	275	274	173	549	448
Intangible assets	1,468	1,835	1,880	2,076	3,348	3,911

Note K: Restructuring and Exit Activities

In the third quarter of 2018, we initiated the closure of our Bucharest, Romania office location, which was a sales office for Image Sensing Systems EMEA Limited, a United Kingdom subsidiary. The Company will continue doing business in the European region utilizing its Barcelona, Spain sales office. We incurred no costs and $2,000 of costs, respectively, for the closure of our office in Romania in the nine-month periods ended September 30, 2020 and September 30, 2019.

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Europe Limited (ISS Europe) in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) in Germany. At December 31, 2018, Image Sensing Systems Europe Limited and Image Sensing Systems Europe Limited SP.Z.O.O were fully closed. At December 31, 2019, Image Sensing Systems Germany, GmbH was fully closed. During the first quarter of 2020, we initiated the closure of Image Sensing Systems EMEA Limited (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). We incurred $47,000 and no costs, respectively, for these entities' closure costs in the nine-month periods ended September 30, 2020 and September 30, 2019.

Note L: Commitments and Contingencies

Debt

Under the Paycheck Protection Program ("PPP"), the United States Small Business Administration ("SBA") approved the Company's application to receive a loan in the amount of $923,700 (the "PPP Loan").  The PPP was established under the congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the SBA.  The PPP Loan to the Company was made through BMO Harris Bank N.A. (the "Lender"). On April 21, 2020, the Company's Board of Directors approved the PPP Loan, and the Company signed the promissory note (the "Note") evidencing the PPP Loan, which is dated as of April 17, 2020.  The Lender distributed the $923,700 of proceeds of the PPP Loan to the Company on April 22, 2020.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans made under the PPP after 24 weeks if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company intends to use the entire PPP Loan amount for qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. However, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. To obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and provide satisfactory documentation in accordance with applicable SBA guidelines. Interest payable on the PPP Loan will be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the PPP Loan. As of September 30, 2020, the Company had not recognized any forgiveness of this PPP Loan.

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

Note M: Risks and Uncertainties

The Company is considered an essential service and has remained operational during the COVID-19 pandemic.  As of the middle of March 2020, the Company closed its corporate office in St. Paul, and all of the Company’s employees began working from home and did not experience any significant interruptions during this transition.  The corporate office remains closed, and the Company is working on a plan to reopen its corporate office during 2021, provided that appropriate safeguards are in place and the Company’s plan is in line with state and federal guidelines.

The Company has worked with key suppliers to ensure there is an adequate supply of components and capacity to manufacture and deliver products.  On April 13, 2020, Econolite informed the Company that Econolite had agreed to temporarily close its manufacturing facility in Tecate, Mexico, under guidance from the local government due to COVID-19. Based on information obtained by the Company, Econolite made alternative arrangements to manufacture Autoscope and related products that had been manufactured at its Mexican facility. In late June 2020, we were informed by Econolite that its Mexican facility has been reopened and Econolite has resumed the manufacture of Autoscope and related products.

COVID-19 has affected and could adversely impact the Company’s operations and our sales to customers. Our product revenue in our international market segments was adversely impacted by COVID-19 due to their early and aggressive reaction to COVID-19, resulting in lockdowns of many regions. The recent surge of COVID-19 in the United States and Europe may result in more lockdowns and increase the uncertainty and negative effects caused by COVID-19 on the Company.  If the Company or any of our third-party suppliers encounter any further disruptions to our or their respective operations or facilities, or if our customers were to partially or fully close for an extended period of time due to COVID-19 or governments’ reactions to it, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the manufacture, supply, and sale of our services and our sales, financial condition, financial results and stock price could be adversely affected.

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

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, and before the outbreak of COVID-19, United States commuters lost 97 hours a year in congestion, which cost motorists $87 billion a year in time, which is an average of $1,365 per driver (per INRIX 2018 Global Traffic scorecard). COVID-19 has reduced travel volume and to some extent congestion since March 2020. We believe that traffic volume will increase in 2021 if the COVID-19 pandemic subsides.  We believe vehicle usage will increase above pre-COVID-19 levels and will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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
22

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchasing decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue among periods. The ongoing economic environment in Europe and the United States and the COVID-19 pandemic declared in March 2020 are further adding to the unpredictability of purchasing decisions, creating more delays than usual and decreasing governmental budgets, and they are likely to continue to affect our revenue.

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

On April 13, 2020, Econolite informed the Company that Econolite had agreed to temporarily close its manufacturing facility in Tecate, Mexico, under guidance from the local government due to COVID-19.  It is the Company’s understanding that Econolite manufactures the Company’s Autoscope products at this facility.  By a letter to Econolite dated April 22, 2020, the Company informed Econolite that the Econolite Agreement requires Econolite to maintain sufficient inventory of products governed by the Econolite Agreement to permit Econolite to satisfy demand in the “Territory” (as that term is defined in the Econolite Agreement).  Because it was the Company’s understanding that Econolite had not maintained sufficient quantities of completed Autoscope products to satisfy product demand in the Territory, in its April 22, 2020 letter, the Company informed Econolite that Econolite was in breach of the Econolite Agreement and had 60 days from the date of the Company’s letter to manufacture sufficient levels of the Company’s products, including the Company’s Autoscope products, to satisfy demand in the Territory.  In the letter, the Company stated that if Econolite failed to comply with this provision of the Econolite Agreement within the 60-day cure period, the Company may elect to terminate the Econolite Agreement.

Based on information obtained by the Company, Econolite made alternative arrangements to manufacture Autoscope and related products that had been manufactured at its Mexican facility.  We were told by Econolite in late June 2020 that the local government allowed the reopening of the Tecate, Mexico manufacturing facility, and Econolite had resumed the manufacture of the Company’s Autoscope product line.  As of September 30, 2020, the Company had not yet suffered any shortages of product due to the temporary closing of Econolite’s facility in Tecate, Mexico.  However, it is uncertain the local government will allow the Tecate, Mexico facility to remain open due to COVID-19 and whether Econolite is meeting, and can continue to meet, the demand for the products in the Territory.  We are working with Econolite to provide more accurate and timely information with regard to the status and capacity of its manufacturing facilities, including its Tecate, Mexico operation, and to agree to new plans to ensure that Econolite has sufficient inventory to satisfy future demand in the Territory.  If Econolite cannot do so, and if any of the Company’s other third-party suppliers are unable to manufacture sufficient product to meet the demand for products in the Territory, then the Company may be prevented or delayed from effectively operating our business, and the manufacture, supply, and sale of our services and our financial results could be adversely affected.
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

Non-GAAP Operating Measures. We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of depreciating fixed assets and amortizing intangible assets, and it may exclude other non-recurring items. Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019

Income from operations	$641	$925	$737	$1,880
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	187	149	549	448
Depreciation	58	50	176	149
Restructuring	—	—	—	2
Non-GAAP income from operations	$886	$1,124	$1,462	$2,479

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2020	2019	2020	2019	2020	2019

Revenue	$2,502	$2,789	$1,248	$900	$3,750	$3,689
Gross profit	2,228	2,555	639	621	2,867	3,176
Amortization of intangible assets	92	92	95	57	187	149
Intangible assets	1,468	1,835	1,880	2,076	3,348	3,911

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2020	2019	2020	2019	2020	2019

Revenue	$7,217	$7,373	$3,079	$3,913	$10,296	$11,286
Gross profit	6,530	6,586	1,649	2,211	8,179	8,797
Amortization of intangible assets	275	275	274	173	549	448
Intangible assets	1,468	1,835	1,880	2,076	3,348	3,911

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,
	2020	2019
Product sales	41.0%	35.2%
Royalties	59.0	64.8
Total revenue	100.0	100.0
Gross profit - product sales	48.6	67.6
Gross profit - royalties	95.8	96.2
Selling, general and administrative	37.9	42.3
Research and development	21.4	18.7
Income from operations	17.1	25.1
Income tax benefit	(0.5)	(141.1)
Net income	17.6	166.2

	Nine-Month Periods Ended September 30,
	2020	2019
Product sales	36.5%	43.8%
Royalties	63.5	56.2
Total revenue	100.0	100.0
Gross profit - product sales	51.0	55.2
Gross profit - royalties	95.8	95.7
Selling, general and administrative	47.5	43.5
Research and development	24.7	17.8
Income from operations	7.2	16.7
Income tax expense (benefit)	0.4	(46.1)
Net income	6.8	62.8

Total revenue increased to $3.8 million in the three-month period ended September 30, 2020 from $3.7 million in the same period in 2019, an increase of 1.7%, and decreased to $10.3 million in the first nine months of 2020, from $11.3 million in the same period in 2019, a decrease of 8.8%. Royalty income decreased to $2.2 million in the third quarter of 2020 from $2.4 million in the third quarter of 2019, and increased to $6.5 million in the first nine months of 2020 from $6.3 million in the first nine months of 2019, an increase of 3.0%. Product sales increased to $1.5 million in the third quarter of 2020 from $1.3 million in the third quarter of 2019, an increase of 18.4%, and decreased to $3.8 million in the first nine months of 2020 from $4.9 million in the first nine months of 2019, a decrease of 23.9%. The decrease in product sales in the first nine months of 2020 was a result of project timing and COVID-19 related challenges.

Revenue for the Intersection segment decreased to $2.5 million in the three-month period ended September 30, 2020 from $2.8 million in the three-month period ended September 30, 2019 a decrease of 10.3%. Revenue for the Intersection segment decreased to $7.2 million in the first nine months of 2020 from $7.4 million in the first nine months of 2019, a decrease of 2.1%.

Revenue for the Highway segment increased to $1.2 million in the three-month period ended September 30, 2020 from $900,000 in the three-month period ended September 30, 2019, an increase of 38.7%%. Revenue for the Highway segment decreased to $3.1 million in the first nine months of 2020 from $3.9 million in the first nine months of 2019, a decrease of 21.3%. The decrease in revenue in the Highway segment in the first nine months of 2020 was attributable to project timing and COVID-19  related challenges which impacted increasing numbers of regions during the year.

Gross margin percent for product sales decreased to 48.6% in the three months ended September 30, 2020 from 67.6% in the three months ended September 30, 2019. The dollar amount of product sales gross profit decreased $131,000, or 15%, in the three months ended September 30, 2020 compared to the prior year period. Gross margin percent for product sales decreased to 51.0% in the first nine months of 2020 from 55.2% in the first nine months of 2019. Product sales gross profit decreased $808,000, or 30%, in the nine months ended September 30, 2020 compared to the prior year period. The decrease in product gross margin percent was primarily the result of a reduction in the warranty reserve and revenues related to consulting services in the third quarter of 2019.

Gross margin percent for royalty sales for the three months ended September 30, 2020 decreased to 95.8% from 96.2% compared to the same period in 2019. The dollar amount of gross profit from royalties decreased to $2.1 million in the three months ended September 30, 2020 from $2.3 million compared to the prior year period. Gross margin percent for royalty sales for the nine months ended September 30, 2020 increased to 95.8% from 95.7% in the same period in 2019. Gross profit from royalties increased $190,000, or 3.1%, in the nine months ended September 30, 2020 compared to the prior year period. The increase in royalty gross margin percent was due to higher royalty revenues while software amortization expense remained substantially the same.

Selling, general and administrative expense was $1.4 million, or 37.9% of total revenue, in the third quarter of 2020 compared to $1.6 million, or 42.3% of total revenue, in the third quarter of 2019, and decreased to $4.9 million, or 47.5% of total revenue, in the first nine months of 2020 compared to $4.9 million, or 43.5% of total revenue, in the first nine months of 2019. A portion of the expense in the first nine months of 2020 consisted of expenses for legal and outside consulting costs related to the efforts around exploring strategic alternatives to maximize shareholder value that we announced in January 2020.  In light of current market conditions, including the effects of the COVID-19 pandemic, the strategic review process has been terminated.

Research and development expense increased to $804,000, or 21.4% of total revenue, in the three-month period ended September 30, 2020 from $691,000, or 18.7% of total revenue, in the three-month period ended September 30, 2019, and increased to $2.5 million, or 24.7% of total revenue, in the nine-month period ended September 30, 2020, from $2.0 million, or 17.8% of total revenue, in the nine-month period ended September 30, 2019. The increase was due to lower capitalized software development costs in the nine-month period ended September 30, 2020 of $22,000 compared to capitalized software costs of $1.0 million for the same period in 2019.  After normalizing for software development costs, overall research and development expenditures decreased in the nine-month period ended September 30, 2020 compared to the same period in the prior year.

There was $18,000 of income tax benefit and $39,000 of income tax expense recorded in the three and nine months ended September 30, 2020, respectively. There was $5.2 million of income tax benefit recorded in the three and nine months ended September 30, 2019 due to releasing a significant portion of the deferred tax asset valuation allowance of $5.4 million.

Consolidated net income was $659,000, or $0.12 per basic share and diluted share, in the three-month period ended September 30, 2020 compared to a net income of $6.1 million, or $1.17 per basic and diluted share, in the comparable prior year period. Consolidated net income was $698,000, or $0.13 per basic and diluted share, in the nine-month period ended September 30, 2020 compared to a net income of $7.1 million, or $1.35 per basic and diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At September 30, 2020, we had $7.5 million in cash and cash equivalents compared to $5.1 million in cash and cash equivalents at December 31, 2019.

Net cash provided by operating activities was $1.5 million in the first nine months of 2020 compared to net cash provided by operating activities of $1.9 million in the same period in 2019. The decrease in net cash provided by operating activities in the first nine months of 2020 compared to the prior year period is primarily attributed to lower net income and an increase in accounts receivable.

Net cash provided by financing activities was $918,000 in the first nine months of 2020, primarily attributed to the funding of $924,000 we received from the United States Small Business Administration (SBA) in the form of the Paycheck Protection Program loan (the "PPP Loan"). See Note L of the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a further description of the PPP Loan.

Net cash used for investing activities was $134,000 for the first nine months of 2020 compared to net cash used for investing activities of $1.3 million in the same period in 2019. The decrease of the amount of net cash used for investing activities in the first nine months of 2020 compared to the prior year period was primarily the result of lower capitalized internal software development costs compared to the prior year period.

We believe that cash and cash equivalents on hand at September 30, 2020, cash provided by operating activities, and the cash provided by the PPP Loan will satisfy our projected working capital needs, investing activities, and other cash requirements until at least September 30, 2021.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2020 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K and the risk factor set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31 2019, filed on March 12, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 10, 2020, there had been no material changes to the disclosures made in the above-referenced Form 10-K, other than as set forth below.

COVID-19 has affected and could continue to affect our sales and disrupt our operations and have a material adverse impact on our sales, financial results, financial condition and stock price.

COVID-19 that was reported to have surfaced in December 2019 and that has spread worldwide has affected and could adversely impact the Company’s operations or those of our third-party suppliers, as well as our sales to customers and our stock price. In particular, our product revenue in our international market segments was adversely impacted by COVID-19 due to their early and aggressive reaction to COVID-19, resulting in lock-downs of many regions. Although we eliminated discretionary spending, deferred programmatic expense to the second half of 2020, and took actions to increase our liquidity (including obtaining the PPP Loan), the extent to which COVID-19 will continue to impact the Company’s operations, those of our third-party suppliers, or our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The recent surge of COVID-19 in the United States and Europe may result in more lock-downs and increase the uncertainty and negative effects caused by COVID-19 on the Company. If the Company or any of our third-party suppliers encounter any further disruptions to our or their respective operations or facilities, or if our customers were to partially or fully close for an extended period of time due to COVID-19 or the governments' reactions to it, then we or they may be prevented or delayed from effectively operating our or their business, respectively, and the manufacture, supply, and sale of our services and our sales, financial condition, financial results and stock price could be adversely affected.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: November 10, 2020	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2020	By:	/s/ Frank G. Hallowell
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

