Form 10-K
period 2020-12-31
IMAGE SENSING SYSTEMS INC
filed 2021-03-11
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________

Commission file number: 0-26056

Image Sensing Systems, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1519168
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Spruce Tree Centre, 1600 University Avenue West
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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was $13,011,983 based on the closing sale price as reported on The Nasdaq Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2021 was 5,352,626 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2021 Annual Meeting of Shareholders (Proxy Statement)	Part III

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

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. On average, United States commuters lose 99 hours a year in congestion, which costs motorists $88 billion a year in time, an average of $1,377 per driver (per INRIX 2019 Global Traffic scorecard).  We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed.  According to the Federal Highway Administration, American drivers put a record 3.28 trillion miles on public roads and highways in 2019, an increase of 0.6% from 3.26 trillion miles in 2018. However, we believe the effects of the COVID-19 pandemic have caused traffic congestion in the U.S. to decrease somewhat in 2020 and 2021, although we expect it to increase as the pandemic subsides due to increased vaccination rates and the removal of stay-at-home and other restrictive mandates. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. Above-ground detection-based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

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

The Melding of Large City Service Domains. Large cities require a wide range of service domains, including traffic. These cities are increasingly turning to centralized management of these service domains, employing a command and control model that requires sharing and integrating data across service domains to operate effectively and lower total cost. For example, data collected for the traffic management service domain is relevant to all of the other service domains. This means that each sensor can supply information to multiple domain services. In turn, the sharing of detection information across service domains should increase the level of sophistication required to process and interpret that information.  Additionally, above-ground detection products are more capable of performing certain complicated tasks than humans.  This results in the realization of "smart city" initiatives through above-ground detection solutions that are cost effective, which we believe will result in the extensive proliferation of sophisticated sensors and detection devices.

Solutions for Adjacent Markets. We believe that the adjacent markets of ITS, connected vehicles and security/surveillance are converging, and that this convergence will accelerate as above-ground detection systems become more cost effective now that a single sensor can be used for multiple purposes. Because the technologies involved are closely related, our sensor technology can be adapted to or is already capable of addressing these adjacent markets.

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

Increase the Scope of Our Distribution and Direct Sales. We have made substantial investments in product adjustments to tailor our solutions to the differing needs of our international end users and in new product acquisitions for both domestic and international markets. We have also invested in sales and marketing expansion, with a focus on our European subsidiaries. Markets in Eastern Europe, the Asia/Pacific region, the Middle East, Africa and South America, which have historically lagged North America and Western Europe in their use of above-ground detection, have begun to increase the adoption of detection technology in their traffic systems. We intend to take advantage of the accelerated pace of the adoption of above-ground detection throughout the developing world by increasing end user awareness of our products and applications as well as improving user aptitude.

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video and radar modules into vehicle detection and traffic data used to operate, monitor and improve the efficiency and safety of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $3.3 million and $4.0 million on research and development in 2020 and 2019, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which to support additional product development into the automatic incident detection (AID) market. A diagram displaying our fundamental product architecture is shown below.

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

The RTMS radar system is available in different varieties which include the RTMS Sx-300 and the RTMS Echo. RTMS Sx-300 is a non-intrusive radar for the detection and measurement of traffic on roadways and is currently our leading offering in both North America and the Middle East.  The RTMS Sx-300 HDCAM has a high-definition camera that provides the user with visual setup confirmation, data capture and real-time traffic surveillance.  The Sx-300 HDCAM has been deployed in North America for various applications such as ramp metering and wrong way driver detection.  We also offer a wrong way module that interfaces with the Sx-300 HDCAM digital video stream and leverages our video detection algorithms to detect occurrences of vehicles driving in the incorrect direction.  The event is captured and sent to the end users via short message service (SMS) and email in parallel with actuation or roadside or in-pavement warning systems. The recently launched RTMS Echo is the culmination of a two year development effort resulting in best in class per-vehicle speed calculation, Wi-Fi connectivity, the ability to store 1 million individual vehicle records, and a powerful application programming interface (API) that unlocks new insights and value for our customers.  Designed and tested for global applicability, the Echo will become the flagship of the RTMS product portfolio for years to come.

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

Intellectual Property

To protect our rights to our proprietary know‑how, technology and other intellectual property, it is our policy to require all employees and consultants to sign confidentiality agreements that prohibit the disclosure of our confidential information to any third parties. These agreements also require disclosure and assignment to us of any discoveries and inventions made by employees and consultants while they are devoted to our business activities. We also rely on trade secret, copyright and trademark laws to protect our intellectual property.  We have also entered into exclusive and non‑exclusive license and confidentiality agreements relating to our own and third‑party technologies. We aggressively protect our processes, products, and strategies as proprietary trade secrets. Our efforts to protect intellectual property and avoid disputes over proprietary rights include ongoing review of third‑party patents and patent applications.

Environmental Matters

We believe our operations are in compliance with all applicable environmental regulations within the jurisdictions in which we operate.

Employees

As of December 31, 2020, we had 46 employees, consisting of 45 employees in North America and one employee in Europe. None of our employees are represented by a union.

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

Risks Related to Our Business

If governmental entities elect not to use our products due to budgetary constraints, project delays or other reasons, our revenue may fluctuate severely or be substantially diminished.

Our products are sold primarily to governmental entities. We expect that we will continue to rely substantially on revenue and royalties from sales of our systems to governmental entities. In addition to normal business risks, it often takes considerable time before governmental initiated projects are developed to the point at which a purchase of our systems would be made, and a purchase of our products also may be subject to a time‑consuming approval process. Additionally, governmental budgets and plans may change without warning. Other risks of selling to governmental entities include dependence on appropriations and administrative allocation of funds, changes in governmental procurement legislation, and regulations and other policies that may reflect political developments, significant changes in contract scheduling, competitive bidding and qualification requirements, performance bond requirements, government shutdowns, intense competition for government business, and termination of purchase decisions for the convenience of the governmental entity. Substantial delays in purchase decisions by governmental entities, or governmental budgetary constraints, could cause our revenue and income to drop substantially or to fluctuate significantly between fiscal periods.

A majority of our gross profit has been generated from sales of our Autoscope family of products, and if we do not maintain the market for these products, our business will be harmed.

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, our Autoscope products. Gross profit from Autoscope sales accounted for approximately 81% of our gross profit in 2020 and 74% in 2019. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. Any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope video system in the United States, Mexico, Canada and the Caribbean.  Our current agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope video system. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 63% in 2020 and 56% in 2019. Econolite’s account receivable represented 78% of our accounts receivable at December 31, 2020 and 59% of our accounts receivable at December 31, 2019. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management's assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.  For more information regarding our restructuring and divestiture activities in 2020 and 2019, see the discussion in Note 13 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite to manufacture the Autoscope system and with E.I. Microcircuits, Inc. to manufacture the RTMS radar products and related products for sales in the United States, Mexico, Canada and the Caribbean. We work with suppliers, most of whom are overseas, to manufacture the rest of our products.  Due to the coronavirus, or COVID-19, pandemic, which the World Health Organization declared in March 2020, some of our suppliers have expressed concern about lead times and availability of components, especially those components coming out of Asia.  We have been assessing our inventory positions and taking actions to minimize any disruptions to our supply chain, although such actions may not be successful.  There are a number of risks associated with our dependence on contract manufacturers, including reduced control over delivery schedules; reliance on the quality assurance procedures of third parties; potential uncertainty regarding manufacturing yields and costs; potential lack of adequate capacity during periods of high demand; limited warranties on components; potential misappropriation of our intellectual property; and potential manufacturing disruptions (including disruptions caused by geopolitical events, military actions, work stoppages, natural disasters or international health emergencies such as the COVID-19 pandemic).  If Econolite, E.I. Microcircuits, Inc., or our other suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope video system and related products in the United States, Mexico, Canada and the Caribbean. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope video system, or the disruption or termination of that relationship, could result in reduced revenue and market share for our products.

We and our third-party manufacturers may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase, either of which may prevent us from meeting customers’ needs in a timely manner and could therefore reduce our sales.

Although substantially all of the hardware components incorporated into our products are standard electronics components that are available from multiple sources, we and our third-party manufacturers obtain some of the components from a single source.  Some materials or components may become scarce or difficult to obtain in the market or they may increase in price.  This could force us or our manufacturers to identify new suppliers, which could increase our costs, affect the quality of materials, reduce our sales and profitability, or harm our customer relations by delaying product deliveries due to increased lead times, any of which could harm our business.  For example, the COVID-19 pandemic has caused and may continue to cause a disruption of the global supply chain for certain components necessary for our products, and it is unknown the magnitude of or how long any such impact may continue.

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

We are subject to various legal and regulatory requirements and risks in the U.S. and other countries in which we have facilities or sell our products involving compliance with antitrust, environmental, anti-bribery and anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. Although we have adopted internal policies and procedures with the intention of assuring compliance with these laws and regulations, our employees, contractors, agents and licensees involved in our international sales may take actions in violation of such policies.  Any future adverse development, ruling or settlement could result in charges that could have an adverse effect on our results of operations or cash flows.

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

Our experience indicates that local officials that purchase traffic management products in the international markets we serve often favor products that are developed and manufactured locally. As local competitors to our products emerge, local biases could erode our revenue in Europe and Asia and adversely affect our sales and revenue in those markets.

We sell our products internationally and are subject to various risks relating to such international activities, which could harm our international sales and profitability.

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 16% of our total revenue in 2020 and 25% of our total revenue in 2019. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

•      export restrictions and controls relating to technology;

•      pricing pressure that we may experience internationally;

•      exposure to the risk of currency value fluctuations where payment for products is denominated in a currency other than U.S. dollars;

•      variability in the U.S. dollar value of foreign currency‑denominated assets, earnings and cash flows;

•      required compliance with existing and new foreign regulatory requirements and laws, including the General Data Protection Regulation (GDPR) in the European Union and similar laws in other jurisdictions;

•    evolving foreign events, including the effect of the United Kingdom's withdrawal from the European Union, may adversely affect our revenues and could subject us to new regulatory costs and challenges (including the transfer of personal data between the European Union and the United Kingdom and new customer requirements), in addition to other adverse effects that we are unable to effectively anticipate;

•      laws and business practices favoring local companies;

•      longer payment cycles;

•      difficulty of enforcing agreements, including patent and trademarks, and collecting receivables through foreign legal systems;

•      disputes with parties outside of the U.S., which may be more difficult, expensive and time-consuming to resolve than disputes with parties located in the U.S.;

•      political and economic instability, including volatility in the economic environment of the European Union;

•      tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•      higher danger of terrorist activity, war or civil unrest compared to domestic operations;

•      disruptions to our global supply chain, including disruptions caused by geopolitical events, military actions, work stoppages, natural disasters, or international health emergencies, such as the COVID-19 pandemic;

•      difficulties and costs of staffing and managing foreign operations; and

•      difficulties in enforcing intellectual property rights.

Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. One or more of these factors may harm our business.

We are subject to certain data privacy regulations, which expose us to certain risks if we do not comply with these requirements.

As a U.S. entity with global business, we are subject to regulatory compliance requirements under the European Union GDPR that require our business to comply with security and privacy controls to protect personal data and privacy of European Union citizens for transactions that occur within European Union member states and similar laws in other countries. A failure to comply with these requirements could negatively impact our business and financial condition. In addition, similar regulations regarding data protection and privacy rights are emerging in the U.S., such as California, and have the potential to negatively impact our business and financial condition.

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

As of December 31, 2020, the net carrying value of our long‑lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $9.3 million. In accordance with U.S. generally accepted accounting principles (GAAP), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long‑lived assets.  Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded, and our stock price is volatile.

Our common stock is thinly traded, with 3,810,104 shares of our 5,352,626 outstanding shares held by non‑affiliates as of February 28, 2021. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high‑tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day‑to‑day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

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

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Although certain economic conditions in the United States have improved, economic growth has been slow and uneven and may not be sustained. During economic downturns, governmental entities in particular, which constitute most of our end users, reduce or delay their purchase of our products, which has had and may continue to have an adverse effect on our business. Any uncertainty about the federal budget in the U.S. could have a negative effect on the U.S. and global economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Current economic conditions, including the intermittent volatility in the stock market caused by the COVID-19 pandemic, have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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

Our operations may be adversely affected by cybersecurity risks, and we may incur increasing costs in an effort to minimize those risks.

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
14

Risks Related to the Coronavirus, or COVID-19, Pandemic

The coronavirus, or COVID-19, pandemic has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and could increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

In December 2019, the outbreak of a novel strain of coronavirus, called COVID-19, originated in Wuhan, China, and has since spread worldwide, including to the U.S. To date, the COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel, and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “stay at home” rules, restrictions on types of business that may continue to operate, and restrictions on the types of construction projects that may be undertaken.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, including the scope, severity and duration of the pandemic; the actions taken to contain the pandemic or mitigate its impact, including the adoption, effectiveness, and availability of COVID-19 vaccines; the effect of any relaxation of current restrictions in the community and regions in which we, our customers and end users do business; and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and probably will continue to have, the effect of exacerbating many of the risks described in this Annual Report on Form 10-K including, but not limited to, the following:

  We currently rely on third parties to, among other things, manufacture, supply and market our products and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, the closure of facilities, and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our products and conduct research and development.
  We have established a work-from-home policy for all employees, other than those who are performing or supporting business-critical operations or other essential activities. Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, this could increase our cyber security risks, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with governmental authorities, third party manufacturers and manufacturing sites, customers and end users, and other important agencies and third parties.
  The trading prices for our common stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through any sales of our common stock, or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
Risks Related to Owning Our Common Stock
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

Provisions of our articles of incorporation and bylaws and applicable provisions of Minnesota law may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which shareholders might otherwise receive a premium for their shares or transactions that our shareholders might otherwise deem to be in their best interests. These provisions:

•	permit our board of directors to issue up to 4,950,000 shares of preferred stock with any rights, preferences and privileges as it may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be increased by resolution of the board of directors;

•	provide that all vacancies, including newly‑created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•	eliminate cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose.
15

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

In addition, in June 2013, we adopted a shareholder rights plan and declared a dividend to our shareholders of one preferred share purchase right for each outstanding share of common stock. In August 2016, our Board of Directors amended the shareholder rights plan to preserve the value of certain deferred tax benefits to the Company, including those generated by net operating losses.  Generally, the shareholder rights plan, as amended, provides that if a person or group acquires 4.99% or more of our outstanding shares of common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing the Company. The mere existence of a shareholder rights plan often delays or makes a merger, tender offer or other acquisition more difficult to complete.  In March 2018, our Board of Directors adopted an amendment to the shareholder rights plan to extend the term of the shareholder rights plan from June 6, 2018 to June 5, 2020, subject to shareholder approval, to continue to preserve the value of certain deferred tax assets.  Our shareholders approved the amendment at the Company's annual meeting of shareholders held in May 2018.  Effective on June 4, 2020, a special committee of our Board adopted another amendment to the shareholder rights plan to  extend the term of the plan to June 4, 2022, which is subject to shareholders’ approval at the shareholders meeting scheduled for May 4, 2021.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

We currently lease and occupy approximately 15,962 square feet in St. Paul, Minnesota for our headquarters. In June 2020, we entered into an amendment to the lease for our headquarters which decreased the leased space from approximately 27,000 square feet to approximately 16,000 square feet, extended the term of the lease to July 2021, and gave us the right to further extend the term of the lease for an additional five-year term. We also lease smaller facilities in Canada and Spain.

We believe that our current space is generally adequate to meet our current expected needs, and we do not intend to lease significantly more space in 2021.

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

Shareholders

As of February 28, 2021, there were 21 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid a cash dividend on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business, and, consequently, we do not anticipate paying any dividends in the foreseeable future.

Item 6.      Selected Financial Data

The following statement of income data for the years ended and as of December 31, 2020 and 2019 are derived from our audited Consolidated Financial Statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2020	2019
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product sales	$4,829	$6,416
Royalties	8,344	8,316
	13,173	14,732
Cost of revenue:
Product sales	2,418	2,762
Royalties	367	367
	2,785	3,129
Gross profit	10,388	11,603

Operating expenses:
Selling, marketing and product support	2,546	2,676
General and administrative	3,898	4,259
Research and development	3,336	2,836
Restructuring	—	2
	9,780	9,773
Income from operations	608	1,830
Interest income (expense)	(7)	—
Income from operations before income taxes	601	1,830
Income tax benefit	(462)	(5,165)
Net income	$1,063	$6,995

Net income per share:
Basic	$0.20	$1.33
Diluted	$0.20	$1.33

Weighted average number of common shares outstanding:
Basic	5,296	5,244
Diluted	5,316	5,268

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

General. We are a leading provider of above-ground detection products and solutions for the intelligent transportation systems ("ITS") industry.  Our family of products, which we market as Autoscope video or video products ("Autoscope") and RTMS radar or radar products ("RTMS"), provides end users with the tools needed to optimize traffic flow and enhance driver safety.  Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users.  Our products provide users with complete solutions for the intersection and transportation markets.

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels.  On average, United States commuters lose 99 hours a year in congestion, which costs motorists $88 billion a year in time, an average of $1,377 per driver (per INRIX 2019 Global Traffic Scorecard).  We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

Non‑GAAP Operating Measure.  We provide certain non-GAAP financial information as supplemental information to financial measures calculated and presented in accordance with U.S. GAAP (Generally Accepted Accounting Principles in the United States). This non-GAAP information excludes the impact of depreciating fixed assets and amortizing intangible assets and may exclude other non-recurring items.  Management believes that this presentation facilitates the comparison of our current operating results to historical operating results. Management uses this non-GAAP information to evaluate short-term and long-term operating trends in our core operations. Non-GAAP information is not prepared in accordance with GAAP and should not be considered a substitute for or an alternative to GAAP financial measures and may not be computed the same as similarly titled measures used by other companies.

The table below reconciles non-GAAP income from income from operations, which is a non-GAAP financial measure, to comparable GAAP financial measures (in thousands):

	Years Ended December 31,

	2020	2019

Income from operations	$608	$1,830
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	736	598
Depreciation	224	197
Restructuring	—	2
Non-GAAP operating income	$1,568	$2,627

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2020
	Intersection	Highway	Total

Revenue	$9,301	$3,872	$13,173
Gross profit	8,401	1,987	10,388
Amortization of intangible assets	367	369	736
Intangible assets	1,376	1,785	3,161

	For the year ended December 31, 2019
	Intersection	Highway	Total

Revenue	$9,599	$5,133	$14,732
Gross profit	8,613	2,990	11,603
Amortization of intangible assets	367	231	598
Intangible assets	1,743	2,132	3,875

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Years Ended December 31,
	2020	2019
Product sales	36.7%	43.6%
Royalties	63.3	56.4
Total revenue	100.0	100.0
Gross profit - product sales	49.9	57.0
Gross profit - royalties	95.6	95.6
Selling, marketing and product support	19.3	18.2
General and administrative	29.6	28.9
Research and development	25.3	19.3
Income from operations	4.6	12.4
Income tax benefit	(3.5)	(35.1)
Net income	8.1	47.5

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019. Total revenue decreased to $13.2 million in 2020 from $14.7 million in 2019, a decrease of 10.6%. Royalty income remained unchanged at $8.3 million in 2020 compared to 2019.  Product sales decreased to $4.8 million in 2020 from $6.4 million in 2019, a decrease of 24.7%.  The decrease in product sales was primarily the result of COVID-19 related challenges that impacted increasing numbers of regions throughout the year.

Revenue for the Intersection segment decreased to $9.3 million in 2020 from $9.6 million in 2019, a decrease of 3.1%.

Revenue for the Highway segment decreased to $3.9 million in 2020 from $5.1 million in 2019, a decrease of 23.4%.

Gross profit for product sales decreased to 49.9% in 2020 from 57.0% in 2019.  Product sales gross profit decreased $1.2 million or 34% compared to the prior year.  The decrease in product sales gross profit is primarily the result of COVID-19 related challenges that impacted increasing numbers of regions throughout the year.  Product sales gross profit for the Intersection product lines has historically been lower than gross profit for the Highway product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins.

Gross profit for royalty sales remained unchanged at 95.6% in 2020 compared to 2019. Gross profit for royalties in 2020 increased $28,000 or 0.4% compared to the prior year.

Selling, marketing and product support expense decreased to $2.5 million, or 19.3% of total revenue, in 2020 compared to $2.7 million, or 18.2% of total revenue, in 2019.

General and administrative expense decreased to $3.9 million, or 29.6% of total revenue, in 2020 compared to $4.3 million, or 28.9% of total revenue, in 2019. A portion of expense during 2020 consisted of expenses for legal and outside consulting costs related to the efforts around exploring strategic alternatives to maximize shareholder value that we announced in January 2020.  In light of current market conditions, including the effects of the COVID-19 pandemic, the strategic review process was terminated in October 2020.

Research and development expense increased to $3.3 million, or 25.3% of total revenue, in 2020, from $2.8 million, or 19.3% of total revenue, in 2019. The increase is due to decreased capitalized software development costs in 2020 of $22,000 compared to capitalized software costs of $1.2 million in 2019.  After normalizing for software development costs, overall research and development expenditures decreased in 2020 compared to 2019 due to decreased headcount.

In the third quarter of 2018, the Company implemented restructuring plans for its office in Romania.  Because of these actions, restructuring charges of approximately $2,000 were recorded in 2019, compared to no such costs recorded in 2020.

Income tax benefit of $462,000 was recorded for the year ended December 31, 2020, compared to income tax benefit of $5.2 million for the year ended December 31, 2019.  During 2019, the valuation allowance was partially released for the deferred tax assets that the Company is more likely than not to realize, which resulted in a $5.2 million non-cash income tax benefit from the recognition of $5.3 million in net deferred tax assets during 2019.

Consolidated net income was $1.1 million, or $0.20 per basic and diluted share, in 2020 compared to $7.0 million, or $1.33 per basic and diluted share, in 2019.

Liquidity and Capital Resources

At December 31, 2020, we had $8.6 million in cash and cash equivalents compared to $5.1 million at December 31, 2019.

Net cash provided by operating activities was $2.6 million in 2020 compared to $2.3 million in 2019.  The increase in net cash provided by operating activities in 2020 compared to the prior year can be primarily attributed to the timing of collections for outstanding receivable balances and an increase in accounts payable at December 31, 2020 compared to the prior year.

Net cash used for investing activities was $0.2 million in 2020, compared to net cash used for investing activities of $1.4 million in 2019. The decrease in the amount of net cash used for investing activities in 2020 compared to the prior year is primarily the result of decreased capitalized internal software development costs when compared to 2019.

Net cash provided by financing activities was $918,000 in 2020 compared to net cash used for financing activities of $17,000 in 2019. The increase in net cash provided by financing activities is primarily attributed to the funding of $924,000 we received from the United States Small Business Administration (SBA) in the form of the Paycheck Protection Program loan (the "PPP Loan").

We believe that cash and cash equivalents on hand at December 31, 2020, along with the cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

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

Item 8.            Financial Statements and Supplementary Data

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$8,605	$5,118
Accounts receivable, net of allowance for doubtful accounts of $2 and $19, respectively	2,261	3,126
Inventories	770	781
Prepaid expenses and other current assets	480	463
Total current assets	12,116	9,488

Property and equipment:
Furniture and fixtures	154	163
Leasehold improvements	6	6
Equipment	1,215	1,339
	1,375	1,508
Accumulated depreciation	1,072	1,089
	303	419

Intangible assets, net	3,161	3,875
Deferred income taxes	5,708	5,220
Operating lease asset, net	136	181
TOTAL ASSETS	$21,424	$19,183

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$547	$373
Deferred revenue	37	28
Warranty	141	313
Accrued compensation	148	105
Operating lease obligation	126	181
Short-term debt	349	—
Other current liabilities	124	231
Total current liabilities	1,472	1,231

Non-current liabilities
Operating lease obligation	8	19
Long-term debt	574	—

TOTAL LIABILITIES	2,054	1,250

Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,352,626 and 5,322,849 issued and outstanding, respectively	54	53
Additional paid-in capital	24,968	24,751
Accumulated other comprehensive loss	(150)	(306)
Accumulated deficit	(5,502)	(6,565)
Total shareholders' equity	19,370	17,933
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,424	$19,183

See accompanying notes to the consolidated financial statements.
27

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2020	2019
Revenue:
Product sales	$4,829	$6,416
Royalties	8,344	8,316
	13,173	14,732
Cost of revenue:
Product sales	2,418	2,762
Royalties	367	367
	2,785	3,129
Gross profit	10,388	11,603

Operating expenses:
Selling, marketing and product support	2,546	2,676
General and administrative	3,898	4,259
Research and development	3,336	2,836
Restructuring	—	2
	9,780	9,773
Income from operations	608	1,830
Interest expense	(7)	—
Income from operations before income taxes	601	1,830
Income tax benefit	(462)	(5,165)
Net income	$1,063	$6,995
Net income per share:
Basic	$0.20	$1.33
Diluted	$0.20	$1.33

Weighted average number of common shares outstanding:
Basic	5,296	5,244
Diluted	5,316	5,268

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2020	2019
Net income	$1,063	$6,995
Other comprehensive income:
Foreign currency translation adjustment	156	66
Comprehensive income	$1,219	$7,061

See accompanying notes to the consolidated financial statements.

29

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2020	2019
Operating activities:
Net income	$1,063	$6,995

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224	197
Software amortization	736	598
Stock-based compensation	224	219
Deferred income tax benefit	(489)	(5,162)
Loss on disposal of assets	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	865	704
Inventories	10	508
Prepaid expenses and other current assets	(16)	(53)
Accounts payable	187	(514)
Accrued expenses and other current liabilities	(249)	(1,242)
Net cash provided by operating activities	2,560	2,250

Investing activities:
Capitalized software development costs	(22)	(1,156)
Purchases of property and equipment	(129)	(254)
Net cash used for investing activities	(151)	(1,410)

Financing activities:
Proceeds from PPP loan	924	—
Stock for tax withholding	(6)	(21)
Proceeds from stock options exercised	—	4
Net cash provided by (used for) financing activities	918	(17)

Effect of exchange rate changes on cash	160	59
Increase in cash and cash equivalents	3,487	882

Cash and cash equivalents at beginning of period	5,118	4,236
Cash and cash equivalents at end of period	$8,605	$5,118

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$1	$14

See accompanying notes to the consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated
			Additional	Other
	Shares	Common	Paid-In	Comprehensive	Accumulated
	Issued	Stock	Capital	Loss	deficit	Total

Balance, December 31, 2018	5,278,485	$ 52	$ 24,550	$ (372)	$ (13,593)	$ 10,637

Stock-based compensation	47,404	1	218	—	—	219
Stock options exercised	1,000		4			4
Stock for tax withholding	(4,040)	—	(21)	—	—	(21)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	66	—	66
Net income	—	—	—	—	6,995	6,995
Cumulative effect from adoption of ASU No. 2016-02					33	33
Balance, December 31, 2019	5,322,849	$ 53	$ 24,751	$ (306)	$ (6,565)	$ 17,933

Stock-based compensation	31,455	1	223	—	—	224
Stock for tax withholding	(1,678)	—	(6)	—	—	(6)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	156	—	156
Net income	—	—	—	—	1,063	1,063
Balance, December 31, 2020	5,352,626	$ 54	$ 24,968	$ (150)	$ (5,502)	$ 19,370

See accompanying notes to the consolidated financial statements.

Image Sensing Systems, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

CONSOLIDATION

The Consolidated Financial Statements include the accounts of Image Sensing Systems, Inc. and its wholly‑owned subsidiaries: Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Holdings Limited (ISS Holdings) and Image Sensing Systems EMEA Limited (ISS UK) in the United Kingdom; Image Sensing Systems Spain SLU (ISS Spain) in Spain; and ISS Image Sensing Systems Canada Limited (ISS Canada) in Canada. All significant inter‑company transactions and balances have been eliminated.

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

Revenue disaggregated by revenue source for the years ended December 31, 2020 and 2019 consists of the following (in thousands); revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent:

	Years Ended December 31,
	2020	2019
Product sales	$4,829	$6,416
Royalties	8,344	8,316
Total revenue	$13,173	$14,732

Product Sales:

Product revenue is generated from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems in Europe and Asia. Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Certain product sales may contain multiple performance obligations for revenue recognition purposes. Multiple performance obligations may include the hardware, software, installation services, training, support, and extended warranties. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. For performance obligations without observable stand-alone prices charged to customers, we evaluate the adjusted market assessment approach and the expected cost plus margin approach to estimate the stand-alone selling prices.

Revenue for services such as maintenance, repair, and technical support is recognized either as the service is performed or ratably over the defined contractual period for service maintenance contracts. From time to time our payment terms may vary by the type and location of our customer and the products or services offered. Revenue for extended warranties is deferred until the coverage period and then recognized ratably over the extended warranty term.  During the third quarter of 2019, management identified and corrected an immaterial error related to revenue from consulting services of approximately $99,000 by recognizing this revenue during the third quarter of 2019. These consulting services were performed and qualified for revenue recognition in prior periods, primarily during 2018.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $715,000 and $1.2 million at December 31, 2020 and 2019, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of deposit insurance limits.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded using the straight‑line method over the estimated useful lives of the assets and by accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Useful lives of the assets range from three to seven years.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $22,000 and $1.2 million of software development costs during the years ended December 31, 2020 and 2019, respectively.

Intangible assets with finite lives are amortized on a straight‑line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2020 and 2019, there were no indefinite‑lived intangible assets.

IMPAIRMENT OF LONG‑LIVED ASSETS

We review the carrying value of long‑lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2020 and 2019.

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

NET INCOME PER SHARE

Basic income per share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted income per share includes potentially dilutive common shares consisting of stock options and restricted stock using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 15,320 and 9,488 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2020 and 2019, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

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

USE OF ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Ultimate results could differ from those estimates. Changes in these estimates will be reflected in the financial statements in future periods. Significant estimates include warranty reserves, allowance for doubtful accounts, inventory reserves, and the valuation of deferred tax assets.

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

3.             INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Finished goods	$661	$551
Components	109	230
Total	$770	$781

4.             OPERATING LEASES

On January 1, 2019, we adopted ASU No. 2016-02, "Leases (Topic 842)", and its amendments and elected the effective date transition method, which included recognizing a cumulative effect adjustment through opening accumulated deficit as of that date. We recorded $431,000 of operating lease assets and operating lease obligations as of January 1, 2019.

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

The cost components of our operating leases were as follows (in thousands) for the years ended December 31:

	2020	2019
Operating lease costs	$247	$265
Variable lease costs	284	306
Total	$531	$571

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases are as follows (in thousands) as of December 31, 2020:

Total
2021	$128
2022	8
2023 and thereafter	—
Total lease payments	136
Less: Interest	(2)
Present value of lease liabilities	$134

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2020:

December 31, 2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.75
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $250,000 and $264,000 for the years ended December 31, 2020 and 2019, respectively, and this amount is included in operating activities in the Consolidated Statements of Cash Flows. Separate from the initial recognition of the existing leases, there were no operating lease assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2020 and 2019, except that during the quarter ended June 30, 2020, we agreed to a one-year extension of our office space which increased operating lease assets and liabilities by $194,000.

5.             INTANGIBLE ASSETS

Intangible assets include capitalized software development costs consisting of the following (dollars in thousands):

	December 31, 2020
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	2,929	(1,553)	1,376	8.0
Echo development costs	1,852	(242)	1,610	7.0
IntellitraffiQ development costs	468	(293)	175	4.0
	$5,477	$(2,316)	$3,161	7.3

	December 31, 2019
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Developed technology	$3,900	$(3,900)	$—	—
Vision development costs	2,929	(1,186)	1,743	8.0
IntellitraffiQ development costs	468	(176)	292	4.0
Wrong Way development costs	228	(218)	10	2.0
Software development in process costs	1,830	—	1,830	—
	$9,355	$(5,480)	$3,875	7.1

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Amortization
Expense
2021	$749
2022	690
2023	631
2024	540
2025	265

The above amortization expense relates to various capitalized costs related to software development. Future amortization amounts presented above are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with GAAP, we performed an assessment of recoverability on our software development costs, which is impacted by estimates and assumptions of future revenue and expenses for these products, as well as other factors such as changes in product technologies. We determined that the estimated undiscounted cash flows is greater than the asset carrying value, and there were no impairment triggers as of December 31, 2020.

6.             WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2020	2019

Beginning balance	$313	$656
Warranty provisions	35	71
Warranty claims	(63)	(81)
Adjustments to preexisting warranties	(144)	(333)
Ending balance	$141	$313

7.         INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years ended December 31,
	2020	2019

Income from operations before income taxes
Domestic	$(490)	$2,081
Foreign	28	(251)
Total	$(462)	$1,830

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2020	2019

Current:
Federal	$2	$—
State	2	(9)
Foreign	22	3
	$26	$(6)

Deferred:
Federal	$(461)	$(5,195)
State	(33)	—
Foreign	6	36
	(488)	(5,159)
Total income tax expense (benefit)	$(462)	$(5,165)

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2020	2019

United States federal tax statutory rate	$143	$384
State taxes, net of federal benefit	(31)	(185)
Changes in valuation allowances against deferred tax assets	—	(5,246)
Research and development tax credits	(125)	(184)
Foreign provision different than U.S. tax rate	6	—
Adjustment of prior year tax credits and refunds	(137)	16
Deferred true-up	(226)	—
Other	(92)	50
Total	$(462)	$(5,165)

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	Years ended December 31,
	2020	2019

Deferred tax assets (liabilities):
Accrued compensation and benefits	$7	$14
Inventory reserves	3	9
Allowance for doubtful accounts	—	1
Prepaid expenses and other	(52)	(52)
Warranty reserves	15	62
Intangible and other assets	(158)	(43)
Net operating loss carryforwards	4,756	4,533
Property, equipment and other	(10)	(233)
Research and development credit	2,890	2,672
Total deferred tax asset:	7,451	6,963
Less: valuation allowance	(1,743)	(1,743)
Total deferred tax assets:	$5,708	$5,220

As of December 31, 2020, the Company had sustained a significant accumulated tax loss. The net operating loss (“NOL”) carry forward in the United States, Hong Kong, Canada and China as of December 31, 2020 was $20.0 million, $1.7 million, $47,000 and $131,000, respectively.

On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated. At September 30, 2019, the Company determined that, based on the taxable profitability it had achieved, historical taxable cumulative profits, and estimates of future income, there was sufficient positive evidence to conclude that the likelihood of realization of deferred tax assets outweighed the negative evidence. The valuation allowance was partially released for the deferred tax assets that the Company is more likely than not to realize, which resulted in a $5.2 million non-cash income tax benefit from the recognition of $5.3 million in net deferred tax assets during 2019. The remaining $1.7 million valuation allowance relates to state and foreign net operating losses, U.S. federal and state research and development credits, and foreign tax credits that are not more likely than not to be utilized.

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

The Company had recognized no material uncertain tax positions as of December 31, 2020. The Company files income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S federal or state and local income tax examinations by tax authorities for years before 2016. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company's assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

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

We recognized royalty income from this agreement of $8.3 million in both 2020 and 2019.

9.          SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty revenue from Econolite comprised 63% and 56% of revenue in the years ended December 31, 2020 and 2019, respectively. Accounts receivable from Econolite were $1.8 million and $1.9 million at December 31, 2020 and 2019, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. At December 31, 2020, Econolite comprised 78% of our accounts receivable compared to 59% at December 31, 2019.

Product revenue from four of the Company's major customers other than Econolite comprised 17% and 16% of revenue in the years ended December 31, 2020 and 2019, respectively. Accounts receivable from these customers were $274,000 and $567,000 at December 31, 2020 and 2019, respectively.  Major disruptions in the distribution of our products by these customers or the inability to make payments on their accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. At December 31, 2020, they comprised more than 12% of accounts receivable.

10.          RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in our qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. We made contributions totaling $94,000 and $106,000 to the plans for 2020 and 2019, respectively.

11.         STOCK-BASED COMPENSATION

We compensate officers, directors, key employees and consultants with stock-based compensation under the Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan (the "2014 Plan"), which was approved by our shareholders and is administered under the supervision of our Board of Directors.  The Image Sensing Systems, Inc. 2005 Stock Incentive Plan (the "2005 Plan") expired in 2015, although there are options to purchase 15,000 shares outstanding under the 2005 Plan that were issued before the 2005 Plan expired.  Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant.  Generally, options vest proportionally over periods of 3 to 5 years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of 9 to 10 years.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period.  Stock-based compensation expense included in general and administrative expense for the years ended December 31, 2020 and 2019 was $224,000 and $219,000, respectively.  At December 31, 2020, 149,735 shares were available for grant under the Company's 2014 Plan.

Stock Options

The following tables summarize stock option activity:

	For the year ended December 31, 2020
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	16,000	$4.73	3.97	$3,505
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(1,000)	$4.22	—	$—

Options outstanding at December 31, 2020	15,000	$4.76	2.94	$2,700
Options exercisable at December 31, 2020	15,000	$4.76	2.94	$2,700

	For the year ended December 31, 2019
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	39,000	$6.26	2.80	$4,480
Granted	—	$—	—	$—
Exercised	(1,000)	$4.22	—	$950
Expired	(18,000)	$8.19	—	$—
Forfeited	(4,000)	$4.22	—	$3,360

Options outstanding at December 31, 2019	16,000	$4.73	3.97	$3,505
Options exercisable at December 31, 2019	16,000	$4.73	3.97	$3,505

We recognized no stock-based compensation related to stock options during the years ended December 31, 2019 and 2020.

At December 31, 2020, there was no unrecognized stock option expense related to non-vested stock options.

The fair value of stock options granted under stock‑based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black‑Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk‑free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period.  No options were granted for the years ended December 31, 2020 and 2019.

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

The following table summarizes restricted stock award activity for 2020 and 2019:

	2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Awards outstanding at beginning of year	58,961	$4.32	58,877	$3.22
Granted	31,455	$3.97	59,230	$4.95
Vested	(57,086)	$4.01	(47,320)	$4.05
Forfeited	—	$—	(11,826)	$3.04

Awards outstanding at end of year	33,330	$4.52	58,961	$4.32

As of December 31, 2020, the total stock-based compensation expense related to non-vested awards not yet recognized was $81,000, which is expected to be recognized over a weighted average period of 1.1 years.  During the years ended December 31, 2020 and 2019, we recognized $224,000 and $219,000, respectively, of stock-based compensation expense related to restricted stock awards.

12.          INCOME PER COMMON SHARE

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 15,320 and 9,488 weighted common shares have been excluded from the diluted weighted shares outstanding for the years ended December 31, 2020 and December 31, 2019, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Years ended December 31,
	2020	2019
Numerator:
Net income	$1,063	$6,995
Denominator:
Weighted average common shares outstanding	5,296	5,244
Dilutive potential common shares	20	24
Shares used in diluted net income per common share calculations	5,316	5,268
Basic net income per common share	$0.20	$1.33
Diluted net income per common share	$0.20	$1.33

13.          RESTRUCTURING AND EXIT ACTIVITIES

In the third quarter of 2018, we initiated the closure of the Company's Bucharest, Romania office location, which was a sales office for Image Sensing Systems EMEA Limited. The Company will continue doing business in the European region utilizing its Barcelona, Spain sales office. As a result of the Romania closure, we incurred no costs and $2,000 of restructuring charges in 2020 and 2019, respectively.

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Europe Limited (ISS Europe) in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) in Germany. At December 31, 2018, Image Sensing Systems Europe Limited and Image Sensing Systems Europe Limited SP.Z.O.O were fully closed. At December 31, 2019, Image Sensing Systems Germany, GmbH was fully closed. During the first quarter of 2020, we initiated the closure of Image Sensing Systems EMEA (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). We incurred $69,000 of legal entity closure costs in 2020 compared to $6,000 in 2019.

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2020
	Intersection	Highway	Total

Revenue	$9,301	$3,872	$13,173
Gross profit	8,401	1,987	10,388
Amortization of intangible assets	367	369	736
Intangible assets	1,376	1,785	3,161

	For the year ended December 31, 2019
	Intersection	Highway	Total

Revenue	$9,599	$5,133	$14,732
Gross profit	8,613	2,990	11,603
Amortization of intangible assets	367	231	598
Intangible assets	1,743	2,132	3,875

We derived the following percentages of our net revenues from the following geographic regions:

	For the years ended December 31,
	2020	2019
Asia Pacific	2%	1%
Europe and Middle East	14%	20%
North America	84%	79%

No countries other than the United States had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long‑lived assets held outside of the United States, not including intangible assets, was $12,000 and $14,000 at December 31, 2020 and 2019, respectively.

15.          COMMITMENTS AND CONTINGENCIES

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

The term of the PPP loan was 24 months after the date of the Note (the "Maturity Date"). The annual interest rate on the PPP Loan was 1.00%. No payments of principal or interest were due during the six months beginning on the date of the Note (the "Deferred Period"). The Company's obligations under the Note were not secured by a security interest in the Company's assets. The Note required the Lender's consent if the Company wanted to reorganize, merge, consolidate, or otherwise change its ownership or structure. The Note contained customary events of default by the Company relating to, among other things, payment defaults and the breach of representations and warranties or other provisions of the Note. Upon a default by the Company under the Note, the Lender could accelerate the Company's obligations under the Note and pursue its rights against the Company under applicable law, including by filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans made under the PPP after 24 weeks if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. As of December 31, 2020, the Company had not recognized any forgiveness of this PPP Loan. On February 2, 2021, the Company was notified by the Lender that the Lender had received payment in full of the PPP Loan from the United States government, and the Company's PPP Loan had been forgiven.  The Company will recognize the amount of the loan forgiven as other non-operating income in the first quarter of 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Image Sensing Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Image Sensing Systems, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Company's Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Product Sales

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Specific to the product sales revenue stream, the Company enters into contracts with its customers that may contain multiple performance obligations including hardware, software, installation services, training, support, and extended warranties. Significant judgment may be required by the Company in determining revenue recognition specific to these product sales with multiple performance obligations, and includes the following:

  Determination of whether products, software and services are considered distinct performance obligations that should be accounted for separately or combined as one unit of accounting.
  Determination of stand-alone selling prices for each distinct performance obligation, particularly for products, software and services not sold separately.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to product sales included the following, among others:

  We evaluated the Company’s accounting policies and related disclosures for compliance with applicable revenue recognition accounting guidance.
  We obtained an understanding of the design and implementation of internal controls related to the Company’s revenue recognition process, including the identification of performance obligations and allocation of transaction price.
  We performed analytical procedures to test the reasonableness of recorded balances.
  We performed procedures to test the transactions were recorded in the appropriate accounting period.
  We selected a sample of transactions within the product sales revenue stream and performed the following procedures:
    Tested the existence and accuracy of the transaction by obtaining and agreeing terms to the underlying source documents.
    Evaluated management’s identification of distinct performance obligations and management’s determination of the relative standalone selling prices.
    Evaluated whether the transaction was accounted for in accordance with the Company’s polices.

 /s/ Boulay PLLP

We have served as the Company's auditor since 2016.

Minneapolis, Minnesota

March 11, 2021

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework 2013”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

The sections entitled “Proposal 1 ‑ Election of Directors,” “Audit Committee” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2021 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation” and “Director Compensation - 2020” in our definitive proxy statement for the 2021 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities reflected in
Plan Category	warrants and rights	rights	the first column)(1)

Equity compensation plans approved by shareholders	15,000	$4.76	0

 (1)  The 179,512 shares available for grant under the 2014 Stock Option and Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock‑based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2021 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2021 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 14.    Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit‑Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2021 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)                 Documents filed as part of this report:

1.                 Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flow for the years ended December 31, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019

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

Image Sensing Systems, Inc.

/s/ Chad A. Stelzig	Date: March 11, 2021
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Chad A. Stelzig	Date: March 11, 2021
Chad A. Stelzig President and Chief Executive Officer (Principal Executive Officer)

/s/ Frank G. Hallowell	Date: March 11, 2021
Frank G. Hallowell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew T. Berger	Date: March 11, 2021
Andrew T. Berger Executive Chairman of the Board of Directors

/s/ Paul F. Lidsky	Date: March 11, 2021
Paul F. Lidsky Director

/s/ James W. Bracke	Date: March 11, 2021
James W. Bracke Director

/s/ Geoffrey C. Davis	Date: March 11, 2021
Geoffrey C. Davis Director

/s/ Joseph P. Daly	Date: March 11, 2021
Joseph P. Daly
Director
54

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

3(ii)	Bylaws of ISS, incorporated by reference to Exhibit 3.2 to ISS’ Current Report on Form 8-K dated December 14, 2020 (File No. 0-26056).
4(i)***	Specimen form of ISS’ common stock certificate, incorporated by reference to Exhibit 4.1 to ISS’ Registration Statement.
4(ii)

Rights Agreement dated as of June 6, 2013, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 6, 2013 (File No. 0-26056).

4(iii)

First Amendment to Rights Agreement dated as of August 23, 2016, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 23, 2016 (File No. 0-26056).

4.(iv)

Second Amendment to Rights Agreement dated as of March 12, 2018, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 12, 2018 (File No. 0-26056).

4(v)

Third Amendment to Rights Agreement dated as of June 4, 2020, by and between ISS and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 4, 2020 (File No. 0-26056).

4(vi)	Description of Registrant's Securities (filed herewith).
10.1***	Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to ISS’ Registration Statement.
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

55

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

56

10.11*	Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan, incorporated by references to Exhibit A to ISS’ Proxy Statement dated April 17, 2014.
10.12*	Employment Agreement dated as of June 27, 2016 between ISS and Chad A. Stelzig, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated June 24, 2016 (File No. 0-26056).
10.13*

Employment Agreement dated as of April 29, 2019 by and between ISS and Frank G. Hallowell, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 29, 2019 (File No. 000-26056).

10.14*	Promissory Note, between BMO Harris Bank N.A. and ISS, dated as of April 17, 2020, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated April 21, 2020 (File No. 0-26056).
10.15*	Amendment XIV to Office Lease Agreement between Spruce Tree Centre L. L. P. and ISS dated as of June 17, 2020, incorporated by reference to Exhibit 10.1 to ISS’ Current Report on Form 8-K dated June 23, 2020 (File No. 0-26056).
21	List of Subsidiaries of ISS (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
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

57