Form 10-Q
period 2021-03-31
IMAGE SENSING SYSTEMS INC
filed 2021-05-03
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, $0.01 par value per share	5,354,337 shares

2

IMAGE SENSING SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Image Sensing Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,212	$8,605
Accounts receivable, net of allowance for doubtful accounts of $5 and $2 respectively	2,850	2,261
Inventories	829	770
Prepaid expenses and other current assets	434	480
Total current assets	12,325	12,116

Property and equipment:
Furniture and fixtures	154	154
Leasehold improvements	6	6
Equipment	1,222	1,215
	1,382	1,375
Accumulated depreciation	1,114	1,072
	268	303

Operating lease assets, net	82	136
Intangible assets, net	3,097	3,161
Deferred income taxes	5,507	5,708
TOTAL ASSETS	$21,279	$21,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$301	$547
Deferred revenue	38	37
Warranty	130	141
Accrued compensation	128	148
Operating lease obligations	75	126
Short-term debt	—	349
Other current liabilities	124	124
Total current liabilities	796	1,472

Operating lease obligations	6	8
Long-term debt	—	574
TOTAL LIABILITIES	802	2,054

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,354,337 and 5,352,626
issued and outstanding at March 31, 2021 and December 31, 2020, respectively	54	54
Additional paid-in capital	24,997	24,968
Accumulated other comprehensive loss	(203)	(150)
Accumulated deficit	(4,371)	(5,502)
Total shareholders' equity	20,477	19,370
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,279	$21,424

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2021	2020
Revenue:
Product sales	$1,163	$1,050
Royalties	1,816	2,109
	2,979	3,159
Cost of revenue:
Product sales	613	531
Royalties	93	92
	706	623
Gross profit	2,273	2,536

Operating expenses:
Selling, general and administrative	1,366	1,909
Research and development	496	902
	1,862	2,811
Income (loss) from operations	411	(275)
Other income, net	925	—
Income (loss) from operations before income taxes	1,336	(275)
Income tax expense (benefit)	205	(164)
Net income (loss)	$1,131	$(111)
Net income (loss) per share:
Basic	$0.21	$(0.02)
Diluted	$0.21	$(0.02)

Weighted average number of common shares outstanding:
Basic	5,322	5,267
Diluted	5,342	5,267

See accompanying notes to the condensed consolidated financial statements.

5

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2021	2020
Net income (loss)	$1,131	$(111)
Other comprehensive income (loss):
Foreign currency translation adjustment	(53)	(106)
Comprehensive income (loss)	$1,078	$(217)

See accompanying notes to the condensed consolidated financial statements.

Image Sensing Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$1,131	$(111)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40	50
Software amortization	187	174
Stock-based compensation	53	59
Deferred income tax expense	201	—
Forgiveness income from PPP Loan (Note L)	(931)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(590)	228
Inventories	(59)	95
Prepaid expenses and other current assets	46	(108)
Accounts payable	(242)	186
Accrued expenses and other current liabilities	(22)	(79)
Net cash provided by (used for) operating activities	(186)	494

Investing activities:
Capitalized software development costs	(123)	(22)
Purchases of property and equipment	(10)	(75)
Net cash used for investing activities	(133)	(97)

Financing activities:
Stock for tax withholding	(24)	—
Net cash used for financing activities	(24)	—

Effect of exchange rate changes on cash	(50)	(90)
Change in cash and cash equivalents	(393)	307

Cash and cash equivalents at beginning of period	8,605	5,118
Cash and cash equivalents at end of period	$8,212	$5,425

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$3	$25

See accompanying notes to the condensed consolidated financial statements.

IMAGE SENSING SYSTEMS, INC.

Condensed Consolidated Statements of Shareholders' Equity
(in thousands, except share data)

	Three-Month Period Ended March 31, 2020
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2019	5,322,849	$53	$24,751	$(306)	$(6,565)	$17,933

Stock-based compensation	8,950	—	59	—	—	59
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(106)	—	(106)
Net income (loss)	—	—	—	—	(111)	(111)
Balance, March 31, 2020	5,331,799	$53	$24,810	$(412)	$(6,676)	$17,775

	Three-Month Period Ended March 31, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2020	5,352,626	$54	$24,968	$(150)	$(5,502)	$19,370

Stock-based compensation	7,035	—	53	—	—	53
Stock for tax withholding	(5,324)	—	(24)	—	—	(24)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(53)	—	(53)
Net income	—	—	—	—	1,131	1,131
Balance, March 31, 2021	5,354,337	$54	$24,997	$(203)	$(4,371)	$20,477

See accompanying notes to the condensed consolidated financial statements

IMAGE SENSING SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2021

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

Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC.

Corporate Reorganization

On April 28, 2021, the Board of Directors of the Company approved proceeding with the implementation of a reorganization (the “Reorganization”) of the Company's corporate structure into a holding company structure. When implemented, the Company will become a wholly-owned subsidiary of a new holding company, Autoscope Technologies Corporation (“Autoscope”), which will replace the Company as the public company trading on the Nasdaq Stock Market. Outstanding shares of the Company will be automatically converted into shares of common stock of Autoscope. The holding company reorganization is not expected to result in a change in the directors, executive officers, management or business of the Company.

The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders and, subject to obtaining required approvals or any other intervening developments, is expected to be completed in the second quarter of 2021.

Cash Dividend

On April 28, 2021, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on May 10, 2021, which is payable to shareholders on May 20, 2021.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2021 and 2020 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended March 31,
	2021	2020
Product sales	$1,163	$1,050
Royalties	1,816	2,109
Total revenue	$2,979	$3,159

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $123,000 and  $22,000 of software development costs during the quarters ended March 31, 2021 and 2020, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both March 31, 2021 and 2020, we determined there was no impairment of intangible assets. At both March 31, 2021 and 2020, there were no indefinite-lived intangible assets.

Note B: Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-13, "Fair Value Measurements (Topic 820)." ASU 2018-13 eliminates, amends and adds disclosure requirements for fair value measurements. ASU 2018-13 is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2020. We adopted these changes as of January 1, 2020; however, there are no required changes that apply to our fair value measurements disclosures.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$736	$661
Components	93	109
Total	$829	$770

Note E: Operating Leases

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

The cost components of our operating leases were as follows (in thousands):

	Three-Month Periods Ended March 31,
	2021	2020
Operating lease costs	$55	$66
Variable lease cost	43	76
Total	$98	$142

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases are as follows (in thousands) as of March 31, 2021:

Total
2021	$74
2022	8
2023 and thereafter	—
Total lease payments	82
Less: Interest	(1)
Present value of lease liabilities	$81

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2021:

March 31, 2021
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.59
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $55,000 and $67,000 for the three months ended March 31, 2021 and 2020, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. There were no operating lease assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2021 and 2020.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2021
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,052	(1,645)	1,407	8.0
Echo development costs	1,852	(308)	1,544	7.0
IntellitraffiQ development costs	468	(322)	146	4.0
Total	$5,600	$(2,503)	$3,097	7.0

	December 31, 2020
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	2,929	(1,553)	1,376	8.0
Echo development costs	1,852	(242)	1,610	7.0
IntellitraffiQ development costs	468	(293)	175	4.0
Total	$5,477	$(2,316)	$3,161	7.3

Note G: Warranties

We generally provide a two to three year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2021	2020

Beginning balance	$141	$313
Warranty provisions	12	7
Warranty claims	(7)	(23)
Adjustments to preexisting warranties	(13)	(75)
Currency	(3)	(2)
Ending balance	$130	$220

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2021 and 2020 was $53,000 and $59,000, respectively. At March 31, 2021, 148,024 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the stock option activity for the first three months of 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	15,000	$4.76	2.94	$2,700
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(1,000)	$4.22	—	$320

Options outstanding at March 31, 2021	14,000	$4.80	2.66	$2,611
Options exercisable at March 31, 2021	14,000	$4.80	2.66	$2,611

There were no stock options exercised or expired and options to purchase 1,000 shares were forfeited during the three-month period ended March 31, 2021, and there were no options exercised, expired, or forfeited during the three-month period ended March 31, 2020. During each of the three-month periods ended March 31, 2021 and 2020, we recognized no stock-based compensation expense related to stock options. As of March 31, 2021, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table summarizes restricted stock award activity for the first three months of 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2020	33,330	$4.52
Granted	7,035	4.44
Vested	(21,555)	4.20
Forfeited	—	—
Awards outstanding at March 31, 2021	18,810	$4.86

As of March 31, 2021, the total stock-based compensation expense related to non-vested awards not yet recognized was $59,000, which is expected to be recognized over a weighted average period of 0.98 years. During the three-month periods ended March 31, 2021 and March 31, 2020, we recognized $53,000 and $59,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income (loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 5,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2021 and 2020.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended March 31,
	2021	2020

Numerator:
Net income (loss)	$1,131	$(111)
Denominator:
Weighted average common shares outstanding	5,322	5,267
Dilutive potential common shares	20	—
Shares used in diluted net income (loss) per common share calculations	5,342	5,267
Basic net income (loss) per common share	$0.21	$(0.02)
Diluted net income (loss) per common share	$0.21	$(0.02)

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$1,892	$2,250	$1,087	$909	$2,979	$3,159
Gross profit	1,724	2,069	549	467	2,273	2,536
Amortization of intangible assets	92	92	95	82	187	174
Intangible assets	1,407	1,651	1,690	2,071	3,097	3,722

Note K: Restructuring and Exit Activities

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Europe Limited (ISS Europe) in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) in Germany. At December 31, 2018, Image Sensing Systems Europe Limited and Image Sensing Systems Europe Limited SP.Z.O.O were fully closed. At December 31, 2019, Image Sensing Systems Germany, GmbH was fully closed. During 2020, we initiated the closure of Image Sensing Systems EMEA Limited (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). At March 31, 2021, Image Sensing Systems (Shenzhen) Limited was fully closed. We incurred $16,000 and $30,000 for these entities' closure costs in the three-month periods ended March 31, 2021 and March 31, 2020, respectively.

Note L: Commitments and Contingencies

Debt

Under the Paycheck Protection Program ("PPP"), the United States Small Business Administration ("SBA") approved the Company's application to receive a loan in the amount of $923,700 (the "PPP Loan").  The PPP was established under the congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the SBA.  The PPP Loan to the Company was made through BMO Harris Bank N.A. (the "Lender"). On April 21, 2020, the Company's Board of Directors approved the PPP Loan, and the Company signed the promissory note (the "Note") evidencing the PPP Loan, which was dated as of April 17, 2020.  The Lender distributed the $923,700 of proceeds of the PPP Loan to the Company on April 22, 2020.

The term of the PPP loan was 24 months after the date of the Note (the "Maturity Date").  The annual interest rate on the PPP Loan was 1.00%.  No payments of principal or interest were due during the six months beginning on the date of the Note (the "Deferred Period").  The Company's obligations under the Note were not secured by a security interest in the Company's assets.  The Note required the Lender's consent if the Company wanted to reorganize, merge, consolidate, or otherwise change its ownership or structure.  The Note contained customary events of default by the Company relating to, among other things, payment defaults and the breach of representations and warranties or other provisions of the Note.  Upon a default by the Company under the Note, the Lender could have accelerated the Company's obligations under the Note and pursued its rights against the Company under applicable law, including by filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans made under the PPP after 24 weeks if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. On February 2, 2021, the Company was notified by the Lender that the Lender had received payment in full of the PPP Loan from the United States government, and the Company's PPP Loan had been forgiven.  The Company recognized the amount of the loan and accrued interest forgiven totaling approximately $931,000 as other non-operating income in the first quarter of 2021.

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

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, including the scope, severity and duration of the pandemic; the actions taken to contain the pandemic or mitigate its impact, including the adoption, effectiveness, and availability of COVID-19 vaccines; the effect of any relaxation of current restrictions in the community and regions in which we, our customers and end users do business; and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and probably will continue to have, the effect of exacerbating many of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 including, but not limited to, the following:

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Period Ended March 31,
	2021	2020

Income (loss) from operations	$411	$(275)
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	187	174
Depreciation	40	50
Non-GAAP income (loss) from operations	$638	$(51)

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

The following table sets forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$1,892	$2,250	$1,087	$909	$2,979	$3,159
Gross profit	1,724	2,069	549	467	2,273	2,536
Amortization of intangible assets	92	92	95	82	187	174
Intangible assets	1,407	1,651	1,690	2,071	3,097	3,722

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,
	2021	2020
Product sales	39.0%	33.2%
Royalties	61.0	66.8
Total revenue	100.0	100.0
Gross profit - product sales	47.3	49.4
Gross profit - royalties	94.9	95.6
Selling, general and administrative	45.9	60.4
Research and development	16.6	28.6
Income (loss) from operations	13.8	(8.7)
Other income, net	31.1	—
Income tax expense (benefit)	6.9	(5.2)
Net income (loss)	38.0	(3.5)

Total revenue decreased to $3.0 million in the first three months of 2021, from $3.2 million in the same period in 2020, a decrease of 5.7%. Royalty income decreased to $1.8 million in the first three months of 2021 from $2.1 million in the first three months of 2020, a decrease of 13.9%. Product sales increased to $1.2 million in the first three months of 2021 from $1.1 million in the first three months of 2020, an increase of 10.8%.

Revenue for the Intersection segment decreased to $1.9 million in the first three months of 2021 from $2.3 million in the first three months of 2020, a decrease of 15.9%.  Revenue for the Highway segment increased to $1.1 million in the first three months of 2021 from $0.9 million in the first three months of 2020, an increase of 19.6%.

Gross margin percent for product sales decreased to 47.3% in the first three months of 2021 from 49.4% in the first three months of 2020. Product sales gross profit increased $31,000, or 6.0%, in the three months ended March 31, 2021 compared to the prior year period. The decrease in product gross margin percent was primarily the result of a reduction in the warranty reserve in the first quarter of 2020.

Gross margin percent for royalty sales for the three months ended March 31, 2021 decreased to 94.9% from 95.6% in the same period in 2020. Gross profit from royalties decreased $294,000, or 14.6%, in the first quarter of 2021 compared to the prior year period. The decrease in royalty gross margin percent was due to lower royalty revenues while software amortization expense remained substantially the same.

Selling, general and administrative expense was $1.4 million, or 45.9% of total revenue, in the first three months of 2021 compared to $1.9 million, or 60.4% of total revenue, in the first three months of 2020. A portion of the expense in the first three months of 2020 consisted of expenses for legal and outside consulting costs related to the efforts around exploring strategic alternatives to maximize shareholder value that we announced in January 2020.  In light of current market conditions, including the effects of the COVID-19 pandemic, the strategic review process has been terminated.

Research and development expense decreased to $496,000, or 16.6% of total revenue, in the three-month period ended March 31, 2021, from $902,000, or 28.6% of total revenue, in the three-month period ended March 31, 2020. The decrease was due to higher capitalized software development costs in the three-month period ended March 31, 2021 of $123,000 compared to capitalized software costs of $22,000 for the same period in 2020.  After normalizing for software development costs, overall research and development expenditures decreased in the three-month period ended March 31, 2021 compared to the same period in the prior year due to lower headcount.

The Company recognized other income of $931,000 for the forgiveness of the Paycheck Protection Program loan and accrued interest during the first quarter.

There was $205,000 of income tax expense and $164,000 of income tax benefit recorded in the three-months ended March 31, 2021 and 2020, respectively.

Consolidated net income was $1.1 million, or $0.21 per basic and diluted share, in the three-month period ended March 31, 2021 compared to a net loss of $(111,000), or $(0.02) per basic and diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At March 31, 2021, we had $8.2 million in cash and cash equivalents compared to $8.6 million in cash and cash equivalents at December 31, 2020.

Net cash used for operating activities was $186,000 in the first three months of 2021 compared to net cash provided by operating activities of $494,000 in the same period in 2020. The decrease in net cash provided by operating activities in the first three months of 2021 compared to the prior year period is primarily attributed to an increase in accounts receivable and a decrease in accounts payable.

Net cash used for investing activities was $133,000 for the first three months of 2021 compared to net cash used for investing activities of $97,000 in the same period in 2020. The increase of the amount of net cash used for investing activities in the first three months of 2021 compared to the prior year period was primarily the result of higher capitalized internal software development costs compared to the prior year period.

Net cash used for financing activities was $24,000 in the first three months of 2021 compared to $0 in the same period in 2020, due to shares withheld for taxes on the vesting of restricted stock units.

We believe that cash and cash equivalents on hand at March 31, 2021 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for at least one year from the date of these financial statements.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2021 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K and the risk factor set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31 2020, filed on March 11, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 3, 2021, there had been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021:

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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Sensing Systems, Inc.

Dated: May 3, 2021	By:	/s/ Chad A. Stelzig
Chad A. Stelzig
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2021	By:	/s/ Frank G. Hallowell
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

101

The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

