Form 10-Q
period 2021-06-30
AUTOSCOPE TECHNOLOGIES CORP
filed 2021-08-12
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 0-26056

Autoscope Technologies Corporation

(Exact Name of Registrant as Specified in its Charter)

Minnesota	86-3685595
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Spruce Tree Centre, Suite 400
1600 University Avenue West
St. Paul, MN	55104
Address of Principal Executive Offices	Zip Code

(651) 603-7700

Registrant’s Telephone Number, Including Area Code

Image Sensing Systems, Inc.

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AATC	The Nasdaq Capital Market
Preferred Stock Purchase Rights	AATC	The Nasdaq Capital Market

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2021
Common Stock, $0.01 par value per share	5,367,186 shares

2

AUTOSCOPE TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Autoscope Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,427	$8,605
Accounts receivable, net of allowance for doubtful accounts of $11 and $2 respectively	3,498	2,261
Inventories	723	770
Prepaid expenses and other current assets	430	480
Total current assets	13,078	12,116

Property and equipment:
Furniture and fixtures	137	154
Leasehold improvements	6	6
Equipment	978	1,215
	1,121	1,375
Accumulated depreciation	894	1,072
	227	303

Operating lease assets, net	30	136
Intangible assets, net	2,957	3,161
Deferred income taxes	5,360	5,708
TOTAL ASSETS	$21,652	$21,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$335	$547
Deferred revenue	164	37
Warranty	142	141
Accrued compensation	85	148
Operating lease obligations	25	126
Short-term debt	—	349
Other current liabilities	243	124
Total current liabilities	994	1,472

Operating lease obligations	4	8
Long-term debt	—	574
TOTAL LIABILITIES	998	2,054

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,367,186 and 5,352,626
issued and outstanding at June 30, 2021 and December 31, 2020, respectively	54	54
Additional paid-in capital	25,048	24,968
Accumulated other comprehensive loss	(185)	(150)
Accumulated deficit	(4,263)	(5,502)
Total shareholders' equity	20,654	19,370
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,652	$21,424

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2021	2020	2021	2020
Revenue:
Product sales	$1,305	$1,172	$2,468	$2,222
Royalties	2,483	2,215	4,299	4,324
	3,788	3,387	6,767	6,546
Cost of revenue:
Product sales	730	520	1,343	1,051
Royalties	97	91	190	183
	827	611	1,533	1,234
Gross profit	2,961	2,776	5,234	5,312

Operating expenses:
Selling, general and administrative	1,516	1,563	2,882	3,472
Research and development	541	842	1,037	1,744
	2,057	2,405	3,919	5,216
Income from operations	904	371	1,315	96
Other income, net	—	—	925	—
Income from operations before income taxes	904	371	2,240	96
Income tax expense	152	221	357	57
Net income	$752	$150	$1,883	$39
Net income per share:
Basic	$0.14	$0.03	$0.35	$0.01
Diluted	$0.14	$0.03	$0.35	$0.01

Weighted average number of common shares outstanding:
Basic	5,341	5,296	5,332	5,281
Diluted	5,350	5,299	5,343	5,299

See accompanying notes to the condensed consolidated financial statements.

5

Autoscope Technologies Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2021	2020	2021	2020
Net income	$752	$150	$1,883	$39
Other comprehensive income:
Foreign currency translation adjustment	18	54	(35)	(52)
Comprehensive income (loss)	$770	$204	$1,848	$(13)

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six-Month Periods Ended June 30,
	2021	2020
Operating activities:
Net income	$1,883	$39

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80	118
Software amortization	382	362
Stock-based compensation	107	113
Deferred income tax expense	348	—
Forgiveness income from PPP Loan (Note L)	(931)	—
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,237)	497
Inventories	47	141
Prepaid expenses and other current assets	50	(49)
Accounts payable	(212)	(106)
Accrued expenses and other current liabilities	191	(146)
Net cash provided by operating activities	709	969

Investing activities:
Capitalized software development costs	(178)	(22)
Purchases of property and equipment	(8)	(102)
Net cash used for investing activities	(186)	(124)

Financing activities:
Stock for tax withholding	(35)	(6)
Dividend distribution	(644)	—
Proceeds from exercised options	8	—
Proceeds from PPP Loan	—	924
Net cash provided by (used for) financing activities	(671)	918

Effect of exchange rate changes on cash	(30)	(47)
Change in cash and cash equivalents	(178)	1,716

Cash and cash equivalents at beginning of period	8,605	5,118
Cash and cash equivalents at end of period	$8,427	$6,834

See accompanying notes to the condensed consolidated financial statements.

AUTOSCOPE TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three-Month Period Ended June 30, 2020
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, March 31, 2020	5,331,799	$53	$24,810	$(412)	$(6,676)	$17,775

Stock-based compensation	7,950	—	54	—	—	54
Stock for tax withholding	(1,678)	—	(6)	—	—	(6)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	54	—	54
Net income	—	—	—	—	150	150
Balance, June 30, 2020	5,338,071	$53	$24,858	$(358)	$(6,526)	$18,027

	Three-Month Period Ended June 30, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, March 31, 2021	5,354,337	$54	$24,997	$(203)	$(4,371)	$20,477

Stock-based compensation	12,527	—	54	—	—	54
Stock options exercised	2,000	—	8	—	—	8
Stock for tax withholding	(1,678)	—	(11)	—	—	(11)
Dividends declared	—	—	—	—	(644)	(644)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	18	—	18
Net income	—	—	—	—	752	752
Balance, June 30, 2021	5,367,186	$54	$25,048	$(185)	$(4,263)	$20,654
See accompanying notes to the condensed consolidated financial statements

	Six-Month Period Ended June 30, 2020
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2019	5,322,849	$53	$24,751	$(306)	$(6,565)	$17,933

Stock-based compensation	16,900	—	113	—	—	113
Stock for tax withholding	(1,678)	—	(6)	—	—	(6)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(52)	—	(52)
Net income	—	—	—	—	39	39
Balance, June 30, 2020	5,338,071	$53	$24,858	$(358)	$(6,526)	$18,027

	Six-Month Period Ended June 30, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2020	5,352,626	$54	$24,968	$(150)	$(5,502)	$19,370

Stock-based compensation	19,562	—	107	—	—	107
Stock options exercised	2,000	—	8	—	—	8
Stock for tax withholding	(7,002)	—	(35)	—	—	(35)
Dividends declared	—	—	—	—	(644)	(644)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(35)	—	(35)
Net income	—	—	—	—	1,883	1,883
Balance, June 30, 2021	5,367,186	$54	$25,048	$(185)	$(4,263)	$20,654
See accompanying notes to the condensed consolidated financial statements

AUTOSCOPE TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2021

Note A: Basis of Presentation

On July 21, 2021 a holding company reorganization was completed (the "Reorganization") in which Image Sensing Systems, Inc. ("ISNS") became a wholly-owned subsidiary of the new parent company named "Autoscope Technologies Corporation" ("Autoscope"), which became the successor issuer to ISNS.  As a result of the Reorganization, Autoscope replaced ISNS as the public company trading on the Nasdaq Stock Market under the ticker symbol "AATC," and outstanding shares of ISNS's common stock automatically converted into shares of common stock of Autoscope.  As used in this Quarterly Report on Form 10-Q, the "Company", "we", "us" and "our" or its management or business at any time before the effective date of the Reorganization refer to those of ISNS as the predecessor company and its wholly-owned subsidiaries and thereafter to Autoscope and its wholly-owned subsidiaries, except as otherwise specified or to the extend the context otherwise indicates.  The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company's shareholders.  Autoscope was incorporated on April 23, 2021 under the laws of the State of Minnesota, and ISNS was incorporated in Minnesota on December 20, 1984.  The Company develops and markets video and radar processing products for use in applications such as intersection control, highway, bridge and tunnel traffic management and traffic data collection. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for certain of our products. Our products are used primarily by governmental entities.

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

Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC.

Cash Dividend

On April 28, 2021, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on May 10, 2021, which was paid to shareholders on May 20, 2021.

On August 10, 2021, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on August 23, 2021, which is payable to shareholders on August 30, 2021.

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2021 and 2020 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales	$1,305	$1,172	$2,468	$2,222
Royalties	2,483	2,215	4,299	4,324
Total revenue	$3,788	$3,387	$6,767	$6,546

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $55,000 in software development costs in the quarter ended June 30, 2021 and no software development costs during the comparable prior year quarter, and $178,000 and  $22,000 during the six-month periods ended June 30, 2021 and 2020, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both June 30, 2021 and 2020, we determined there was no impairment of intangible assets. At both June 30, 2021 and 2020, there were no indefinite-lived intangible assets.

Note B: Recent Accounting Pronouncements

Accounting pronouncements recently adopted

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2018-13, "Fair Value Measurements (Topic 820)." ASU 2018-13 eliminates, amends and adds disclosure requirements for fair value measurements. ASU 2018-13 is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2020. We adopted these changes as of January 1, 2020; however, there are no required changes that apply to our fair value measurements disclosures.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$623	$661
Components	100	109
Total	$723	$770

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

The cost components of our operating leases were as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$53	$65	$108	$131
Variable lease cost	51	93	93	169
Total	$104	$158	$201	$300

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases were as follows (in thousands) as of June 30, 2021:

Total
2021	$26
2022	4
2023 and thereafter	—
Total lease payments	30
Less: Interest	(1)
Present value of lease liabilities	$29

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2021:

June 30, 2021
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.68
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $107,000 and $134,000 for the six months ended June 30, 2021 and 2020, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. There were no operating lease assets obtained in exchange for new operating lease liabilities for the three and six months ended June 30, 2021 and 2020, except that during the three months ended June 30, 2020, we agreed to a one-year extension of our office space which increased operating lease assets and liabilities by $194,000.

On July 28, 2021 ISNS and Spruce Tree Centre L.L.P. entered into Amendment XV to Office Lease Agreement (the "Amendment"), which amended the original Office Lease Agreement dated as of November 24, 1998 by and between ISNS and Spruce Tree (the "Original Lease"), as such Original Lease was subsequently amended (as so amended, the "Lease").  The Amendment was signed by Spruce Tree on July 28, 2021.  The Lease term was to expire on July 31, 2021.  The Amendment, which is effective August 1, 2021, extends the Lease through March 31, 2022.  In addition, the Amendment increases the monthly rent from $16,660 to $16,960 for the period from August 1, 2021 through March 31, 2022.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2021
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,107	(1,743)	1,364	8.0
Echo development costs	1,852	(375)	1,477	7.0
IntellitraffiQ development costs	468	(352)	116	4.0
Total	$5,655	$(2,698)	$2,957	7.0

	December 31, 2020
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	2,929	(1,553)	1,376	8.0
Echo development costs	1,852	(242)	1,610	7.0
IntellitraffiQ development costs	468	(293)	175	4.0
Total	$5,477	$(2,316)	$3,161	7.3

Note G: Warranties

We generally provide a two to three year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2021	2020

Beginning balance	$141	$313
Warranty provisions	24	13
Warranty claims	(24)	(26)
Adjustments to preexisting warranties	3	(149)
Currency	(2)	(1)
Ending balance	$142	$150

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2021 and 2020 was $54,000 and $54,000, respectively. Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2021 and 2020 was $107,000 and $113,000, respectively. At June 30, 2021, 257,175 shares were available for grant under the Company's 2014 Plan.

Stock Options

A summary of the stock option activity for the first six months of 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	15,000	$4.76	2.94	$2,700
Granted	—	$—	—	$—
Exercised	(2,000)	$4.22	—	$9,390
Expired	—	$—	—	$—
Forfeited	(1,000)	$4.22	—	$320

Options outstanding at June 30, 2021	12,000	$4.90	2.33	$23,460
Options exercisable at June 30, 2021	12,000	$4.90	2.33	$23,460

Stock options to purchase 2,000 shares were exercised, no stock options expired, and options to purchase 1,000 shares were forfeited during the six-month period ended June 30, 2021, and options to purchase 1,000 shares forfeited during the six-month period ended June 30, 2020. During each of the six-month periods ended June 30, 2021 and 2020, we recognized no stock-based compensation expense related to stock options. As of June 30, 2021, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table summarizes restricted stock award activity for the first six months of 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2020	33,330	$4.52
Granted	19,562	5.95
Vested	(34,295)	4.69
Forfeited	—	—
Awards outstanding at June 30, 2021	18,597	$5.72

As of June 30, 2021, the total stock-based compensation expense related to non-vested awards not yet recognized was $91,000, which is expected to be recognized over a weighted average period of 1.87 years. During the six-month periods ended June 30, 2021 and June 30, 2020, we recognized $107,000 and $113,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income (loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 2,000 and 15,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2021 and 2020, respectively, and 2,000 and 5,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the six-month periods ended June 30, 2021 and 2020, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2021	2020	2021	2020

Numerator:
Net income	$752	$150	$1,883	$39
Denominator:
Weighted average common shares outstanding	5,341	5,296	5,332	5,281
Dilutive potential common shares	9	3	11	18
Shares used in diluted net income per common share calculations	5,350	5,299	5,343	5,299
Basic net income per common share	$0.14	$0.03	$0.35	$0.01
Diluted net income per common share	$0.14	$0.03	$0.35	$0.01

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$2,637	$2,465	$1,151	$922	$3,788	$3,387
Gross profit	2,437	2,233	524	543	2,961	2,776
Amortization of intangible assets	97	91	98	97	195	188
Intangible assets	1,364	1,559	1,593	1,976	2,957	3,535

	Six Months Ended June 30,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$4,529	$4,715	$2,238	$1,831	$6,767	$6,546
Gross profit	4,161	4,302	1,073	1,010	5,234	5,312
Amortization of intangible assets	190	183	192	179	382	362
Intangible assets	1,364	1,559	1,593	1,976	2,957	3,535

Note K: Restructuring and Exit Activities

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Europe Limited (ISS Europe) in the United Kingdom; Image Sensing Systems Europe Limited SP.Z.O.O (ISS Poland) in Poland; and Image Sensing Systems Germany, GmbH (ISS Germany) in Germany. At December 31, 2018, Image Sensing Systems Europe Limited and Image Sensing Systems Europe Limited SP.Z.O.O were fully closed. At December 31, 2019, Image Sensing Systems Germany, GmbH was fully closed. During 2020, we initiated the closure of Image Sensing Systems EMEA Limited (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). At June 30, 2021, Image Sensing Systems (Shenzhen) Limited was fully closed. We incurred $23,000 and $32,000 for these entities' closure costs in the six-month periods ended June 30, 2021 and June 30, 2020, respectively.

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

Note M: Risks and Uncertainties

In December 2019, the outbreak of a novel strain of coronavirus, called COVID-19, originated in Wuhan, China, and has since spread worldwide, including to the U.S. To date, the COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases and variants of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel, and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “stay at home” rules, restrictions on types of business that may continue to operate, and restrictions on the types of construction projects that may be undertaken.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, including the scope, severity and duration of the pandemic; the actions taken to contain the pandemic or mitigate its impact, including the adoption, effectiveness, and availability of COVID-19 vaccines; the effect of any relaxation of current restrictions in the community and regions in which we, our customers and end users do business; and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation preclude any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and probably will continue to have, the effect of exacerbating many of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 including, but not limited to, the following:

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

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reorganization. On July 21, 2021, a holding company reorganization was completed (the “Reorganization”) in which Image Sensing Systems, Inc. ("ISNS") became a wholly-owned subsidiary of the new parent company named “Autoscope Technologies Corporation” ("Autoscope"), which became the successor issuer to ISNS.  As a result of the Reorganization, Autoscope replaced ISNS as the public company trading on the Nasdaq Stock Market under the ticker symbol “AATC,” and outstanding shares of ISNS’s common stock automatically converted into shares of common stock of Autoscope.  As used in this Quarterly Report Form 10-Q, the "Company", "we", "us" and "our" or its management or business at any time before the effective date of the Reorganization refer to those of ISNS as the predecessor company and its wholly-owned subsidiaries and thereafter to Autoscope and its wholly-owned subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.  The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.  Autoscope was incorporated on April 23, 2021 under the laws of the State of Minnesota, and ISNS was incorporated in Minnesota on December 20, 1984.

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
22

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchasing decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue among periods. The ongoing economic environment in Europe and the United States and the COVID-19 pandemic declared in March 2020 and the outbreak of new COVID-19 variants are further adding to the unpredictability of purchasing decisions, creating more delays than usual and decreasing governmental budgets, and they are likely to continue to affect our revenue.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2021	2020	2021	2020

Income from operations	$904	$371	$1,315	$96
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	195	188	382	362
Depreciation	40	62	80	118
Non-GAAP income from operations	$1,139	$621	$1,777	$576

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$2,637	$2,465	$1,151	$922	$3,788	$3,387
Gross profit	2,437	2,233	524	543	2,961	2,776
Amortization of intangible assets	97	91	98	97	195	188
Intangible assets	1,364	1,559	1,593	1,976	2,957	3,535

	Six Months Ended June 30,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$4,529	$4,715	$2,238	$1,831	$6,767	$6,546
Gross profit	4,161	4,302	1,073	1,010	5,234	5,312
Amortization of intangible assets	190	183	192	179	382	362
Intangible assets	1,364	1,559	1,593	1,976	2,957	3,535

Results of Operations

The following tables set forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended June 30,
	2021	2020
Product sales	34.5%	34.6%
Royalties	65.5	65.4
Total revenue	100.0	100.0
Gross profit - product sales	44.1	55.6
Gross profit - royalties	96.1	95.9
Selling, general and administrative	40.0%	46.1%
Research and development	14.3	24.9
Income from operations	23.9	11.0
Income tax expense	4.0	6.5
Net income	19.9	4.4

	Six-Month Periods Ended June 30,
	2021	2020
Product sales	36.5%	33.9%
Royalties	63.5	66.1
Total revenue	100.0	100.0
Gross profit - product sales	45.6	52.7
Gross profit - royalties	95.6	95.8
Selling, general and administrative	42.6%	53.0%
Research and development	15.3	26.6
Income from operations	19.4	1.5
Other income, net	13.7	—
Income tax expense	5.3	0.9
Net income	27.8	0.6

Total revenue increased to $3.8 million in the three-month period ended June 30, 2021 from $3.4 million in the same period in 2020, an increase of 11.8%, and increased to $6.8 million in the first six months of 2021 from $6.5 million in the same period in 2020, an increase of 3.4%. Royalty income increased to $2.5 million in the second quarter of 2021 from $2.2 million in the second quarter of 2020, an increase of 12.1%, and remained constant at $4.3 million in the first six months of 2021 and in the first six months of 2020. Product sales increased to $1.3 million in the second quarter of 2021 from $1.2 million in the second quarter of 2020, an increase of 11.3%, and increased to $2.5 million in the first six months of 2021 from $2.2 million in the first six months of 2020, an increase of 11.1%.

Revenue for the Intersection segment increased to $2.6 million in the second quarter of 2021 from $2.5 million in the second quarter of 2020, an increase of 7.0%. Revenue for the Intersection segment decreased to $4.5 million in the first six months of 2021 from $4.7 million in the first six months of 2020, a decrease of 3.9%. Revenue for the Highway segment increased to $1.2 million in the second quarter of 2021 from $922,000 in the second quarter of 2020, an increase of 24.8%. Revenue for the Highway segment increased to $2.2 million in the first six months of 2021 from $1.8 million in the first six months of 2020, an increase of 22.2%.

Gross margin percent for product sales decreased to 44.1% in the three months ended June 30, 2021 from 55.6% in the three months ended June 30, 2020. The dollar amount of product sales gross profit decreased $77,000, or 11.8%, in the three months ended June 30, 2021 compared to the prior year period. Gross margin percent for product sales decreased to 45.6% in the first six months of 2021 from 52.7% in the first six months of 2020. Product sales gross profit decreased $46,000 or 3.9% in the six months ended June 30, 2021 compared to the prior year period. The decrease in product gross margin percent was primarily the result of a reduction in the warranty reserve in the first six months of 2020 and no comparable reduction in the same period in 2021.

Gross margin percent for royalty sales for the three months ended June 30, 2021 increased to 96.1% from 95.9% in the same period in 2020. Gross profit from royalties increased $262,000, or 12.3%, in the three months ended June 30, 2021 compared to the prior year period. Gross margin percent for royalty sales for the six months ended June 30, 2021 decreased to 95.6% from 95.8% in the same period in 2020. Gross profit from royalties decreased $32,000, or 0.8%, in the six months ended June 30, 2021 compared to the prior year period. The decrease in royalty gross margin percent was due to decreased royalty sales during the first six months of 2020, as well as slightly higher software amortization expense.

Selling, general and administrative expense was $1.5 million, or 40.0% of total revenue, in the second quarter of 2021 compared to $1.6 million, or 46.1% of total revenue in the second quarterof 2020, and it decreased to $2.9 million, or 42.6% of total revenue, in the first six months of 2021 compared to $3.5 million, or 53.0% of total revenue, in the first six months of 2020.  The year-over-year decrease for the first six months is due to the incremental consulting and legal costs incurred in 2020 related to the efforts around evaluating strategic alternatives.  The savings realized in the first six months of 2021 were partially offset by legal and consulting fees associated with the formation of Autoscope.

Research and development expense decreased to $541,000, or 14.3% of total revenue, in the three-month period ended June 30, 2021, from $842,000, or 24.9% of total revenue, in the three-month period ended June 30, 2020, and it decreased to $1.0 million or 15.3% of total revenue, in the six-month period ended June 30, 2021 from $1.7 million, or 26.6% of total revenue, in the six-month period ended June 30, 2020. The decrease was due to higher capitalized software development costs in the six-month period ended June 30, 2021 of $178,000 compared to capitalized software costs of $22,000 for the same period in 2020.  After normalizing for software development costs, overall research and development expenditures decreased in the six-month period ended June 30, 2021 compared to the same period in the prior year due to lower headcount.

The Company recognized other income of $931,000 for the forgiveness of the Paycheck Protection Program loan and accrued interest during the first six months of 2021.

There was $152,000 and $221,000 of income tax expense recorded in the three months ended June 30, 2021 and 2020, respectively, and $357,000 and $57,000 of income tax expense recorded in the six months ended June 30, 2021 and 2020, respectively.

Consolidated net income was $752,000, or $0.14 per basic share and diluted share, in the three-month period ended June 30, 2021 compared to a net income of $150,000, or $0.03 per basic and diluted share, in the comparable prior year period. Consolidated net income was $1.9 million, or $0.35 per basic and diluted share, in the six-month period ended June 30, 2021 compared to a net income of $39,000, or $0.01 per basic and diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At June 30, 2021, we had $8.4 million in cash and cash equivalents compared to $8.6 million in cash and cash equivalents at December 31, 2020.

Net cash provided by operating activities was $709,000 in the first six months of 2021 compared to net cash provided by operating activities of $969,000 in the same period in 2020. The decrease in net cash provided by operating activities in the first six months of 2021 compared to the prior year period is primarily attributed to an increase in accounts receivable and a decrease in accounts payable.

Net cash used for investing activities was $186,000 for the first six months of 2021 compared to net cash used for investing activities of $124,000 in the same period in 2020. The increase of the amount of net cash used for investing activities in the first six months of 2021 compared to the prior year period was primarily the result of higher capitalized internal software development costs compared to the prior year period.

Net cash used for financing activities was $671,000 in the first six months of 2021 compared to net cash provided by financing activities of $918,000 in the same period in 2020 due to a cash dividend of $0.12 per share to shareholders paid to shareholders in the second quarter ended June 30, 2021, whereas in the second quarter of 2020, we received the proceeds from the PPP loan.

We believe that cash and cash equivalents on hand at June 30, 2021 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for at least one year from June 30, 2021.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2021 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K and the risk factor set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31 2020, filed on March 11, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 12, 2021, there had been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021:

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated as of July 20, 2021 by and among Image Sensing Systems, Inc., Autoscope Technologies Corporation, and Spruce Tree MergerCo, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 21, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056) (the "Form 8-K12B")

3.1	Restated Articles of Incorporation of Autoscope Technologies Corporation (filed herewith).
3.2	Bylaws of Autoscope Technologies Corporation, incorporated by reference to Exhibit 3.2 to the Form 8-K12B (File No. 0-26056).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Autoscope Technologies Corporation, included in Exhibit 3.1 to this Quarterly Report on Form 10-Q.
4.1

Amended and Restated Rights Agreement dated July 21, 2021, among Autoscope Technologies Corporation, Continental Stock Transfer & Stock Company, as rights agent, and only with respect to Section 37 thereof, Image Sensing Systems, Inc., incorporated by reference to Exhibit 4.1 to the Form 8-K12B (File No. 0-26056).

4.2	Specimen Stock Certificate of Autoscope Technologies Corporation, incorporated by reference to Exhibit 4.2 to the Form 8-K12B (File No. 0-26056).

10.1	Promissory Note, between BMO Harris Bank N.A. and Image Sensing Systems, Inc., dated as of April 17, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 23, 2020 (File No. 0-26056).

10.2

Amendment XIV to Office Lease Agreement by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc., dated as of June 17, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 19, 2020 (File No. 0-26056).

10.3

Amendment XV to Office Lease Agreement by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc., dated as of July 28, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 30, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).

10.4

Assignment and Assumption Agreement, dated as of July 21, 2021 by and between Image Sensing Systems, Inc. and Autoscope Technologies Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K12B (File No. 0-26056).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Autoscope Technologies Corporation

Dated: August 12, 2021	By:	/s/ Andrew T. Berger
Andrew T. Berger
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2021	By:	/s/ Frank G. Hallowell
Frank G. Hallowell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

