Form 10-Q
period 2021-09-30
AUTOSCOPE TECHNOLOGIES CORP
filed 2021-11-15
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2021
Common Stock, $0.01 par value per share	5,372,218 shares

2

AUTOSCOPE TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements

Autoscope Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,502	$8,605
Accounts receivable, net of allowance for doubtful accounts of $9 and $2 respectively	2,497	2,261
Inventories	1,485	770
Prepaid expenses and other current assets	567	480
Total current assets	13,051	12,116

Property and equipment:
Furniture and fixtures	136	154
Leasehold improvements	6	6
Equipment	977	1,215
	1,119	1,375
Accumulated depreciation	927	1,072
	192	303

Operating lease assets, net	111	136
Intangible assets, net	2,759	3,161
Deferred income taxes	5,222	5,708
TOTAL ASSETS	$21,335	$21,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$167	$547
Deferred revenue	88	37
Warranty	127	141
Accrued compensation	88	148
Operating lease obligations	110	126
Short-term debt	—	349
Other current liabilities	139	124
Total current liabilities	719	1,472

Operating lease obligations	1	8
Long-term debt	—	574
TOTAL LIABILITIES	720	2,054

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,372,218 and 5,352,626
issued and outstanding at September 30, 2021 and December 31, 2020, respectively	54	54
Additional paid-in capital	25,105	24,968
Accumulated other comprehensive loss	(250)	(150)
Accumulated deficit	(4,294)	(5,502)
Total shareholders' equity	20,615	19,370
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,335	$21,424

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$805	$1,538	$3,273	$3,760
Royalties	2,467	2,212	6,766	6,536
	3,272	3,750	10,039	10,296
Cost of revenue:
Product sales	480	791	1,823	1,842
Royalties	105	92	295	275
	585	883	2,118	2,117
Gross profit	2,687	2,867	7,921	8,179

Operating expenses:
Selling, general and administrative	1,334	1,422	4,216	4,894
Research and development	644	804	1,681	2,548
	1,978	2,226	5,897	7,442
Income from operations	709	641	2,024	737
Other income, net	—	—	925	—
Income from operations before income taxes	709	641	2,949	737
Income tax expense (benefit)	96	(18)	453	39
Net income	$613	$659	$2,496	$698
Net income per share:
Basic	$0.11	$0.12	$0.47	$0.13
Diluted	$0.11	$0.12	$0.47	$0.13

Weighted average number of common shares outstanding:
Basic	5,349	5,306	5,338	5,290
Diluted	5,361	5,311	5,351	5,306

See accompanying notes to the condensed consolidated financial statements.

5

Autoscope Technologies Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Net income	$613	$659	$2,496	$698
Other comprehensive income:
Foreign currency translation adjustment	(65)	94	(100)	42
Comprehensive income	$548	$753	$2,396	$740

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2021	2020
Operating activities:
Net income	$2,496	$698

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112	176
Software amortization	579	549
Stock-based compensation	164	168
Deferred income tax expense	486	—
Forgiveness income from PPP Loan (Note L)	(931)	—
Loss on disposal of assets	1	5
Changes in operating assets and liabilities:
Accounts receivable, net	(236)	(95)
Inventories	(715)	365
Prepaid expenses and other current assets	(87)	(35)
Accounts payable	(380)	(89)
Accrued expenses and other current liabilities	—	(222)
Net cash provided by operating activities	1,489	1,520

Investing activities:
Capitalized software development costs	(178)	(22)
Purchases of property and equipment	(8)	(112)
Net cash used for investing activities	(186)	(134)

Financing activities:
Stock for tax withholding	(35)	(6)
Dividend distribution	(1,288)	—
Proceeds from exercised options	8	—
Proceeds from PPP Loan	—	924
Net cash provided by (used for) financing activities	(1,315)	918

Effect of exchange rate changes on cash	(91)	48
Change in cash and cash equivalents	(103)	2,352

Cash and cash equivalents at beginning of period	8,605	5,118
Cash and cash equivalents at end of period	$8,502	$7,470

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	—	7

See accompanying notes to the condensed consolidated financial statements.

AUTOSCOPE TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three-Month Period Ended September 30, 2020
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2020	5,338,071	$53	$24,858	$(358)	$(6,526)	$18,027

Stock-based compensation	8,220	—	55	—	—	55
Comprehensive income:
Foreign currency translation adjustment	—	—	—	94	—	94
Net income	—	—	—	—	659	659
Balance, September 30, 2020	5,346,291	$53	$24,913	$(264)	$(5,867)	$18,835

	Three-Month Period Ended September 30, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2021	5,367,186	$54	$25,048	$(185)	$(4,263)	$20,654

Stock-based compensation	5,032	—	57	—	—	57
Stock options exercised	—	—	—	—	—	—
Stock for tax withholding	—	—	—	—	—	—
Dividends declared	—	—	—	—	(644)	(644)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(65)	—	(65)
Net income	—	—	—	—	613	613
Balance, September 30, 2021	5,372,218	$54	$25,105	$(250)	$(4,294)	$20,615
See accompanying notes to the condensed consolidated financial statements

	Nine-Month Period Ended September 30, 2020
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2019	5,322,849	$53	$24,751	$(306)	$(6,565)	$17,933

Stock-based compensation	25,120	—	168	—	—	168
Stock for tax withholding	(1,678)	—	(6)	—	—	(6)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	42	—	42
Net income	—	—	—	—	698	698
Balance, September 30, 2020	5,346,291	$53	$24,913	$(264)	$(5,867)	$18,835

	Nine-Month Period Ended September 30, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2020	5,352,626	$54	$24,968	$(150)	$(5,502)	$19,370

Stock-based compensation	24,594	—	164	—	—	164
Stock options exercised	2,000	—	8	—	—	8
Stock for tax withholding	(7,002)	—	(35)	—	—	(35)
Dividends declared	—	—	—	—	(1,288)	(1,288)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(100)	—	(100)
Net income	—	—	—	—	2,496	2,496
Balance, September 30, 2021	5,372,218	$54	$25,105	$(250)	$(4,294)	$20,615
See accompanying notes to the condensed consolidated financial statements

AUTOSCOPE TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2021

Note A: Basis of Presentation

On July 21, 2021, a holding company reorganization was completed (the "Reorganization") in which Image Sensing Systems, Inc. ("ISNS") became a wholly-owned subsidiary of the new parent company named "Autoscope Technologies Corporation" ("Autoscope"), which became the successor issuer to ISNS.  As a result of the Reorganization, Autoscope replaced ISNS as the public company trading on the Nasdaq Stock Market under the ticker symbol "AATC," and outstanding shares of ISNS's common stock automatically converted into shares of common stock of Autoscope.  As used in this Quarterly Report on Form 10-Q, the "Company", "we", "us" and "our" or its management or business at any time before the effective date of the Reorganization refer to those of ISNS as the predecessor company and its wholly-owned subsidiaries and thereafter to Autoscope and its wholly-owned subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.  The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company's shareholders.  Autoscope was incorporated on April 23, 2021 under the laws of the State of Minnesota, and ISNS was incorporated in Minnesota on December 20, 1984.  The Company develops and markets video and radar processing products for use in applications such as intersection control, highway, bridge and tunnel traffic management and traffic data collection. We sell our products primarily to distributors and also receive royalties under a license agreement with a manufacturer/distributor for certain of our products. Our products are used primarily by governmental entities.

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

Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC.

Cash Dividend

On April 28, 2021, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on May 10, 2021, which was paid to shareholders on May 20, 2021.

On August 10, 2021, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on August 23, 2021, which was paid to shareholders on August 30, 2021.

On November 9, 2021, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on November 22, 2021, which is payable to shareholders on November 29, 2021.

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

We determine revenue recognition through the following steps:
●	Identification of a contract, or contracts, with a customer;
●	Identification of performance obligations in the contract or contracts;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy a performance obligation.

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2021 and 2020 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales	$805	$1,538	$3,273	$3,760
Royalties	2,467	2,212	6,766	6,536
Total revenue	$3,272	$3,750	$10,039	$10,296

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized  no software development costs in the quarter ended September 30, 2021 or the comparable prior year quarter, and $178,000 and $22,000 during the nine-month periods ended September 30, 2021 and 2020, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both September 30, 2021 and 2020, we determined there was no impairment of intangible assets. At both September 30, 2021 and 2020, there were no indefinite-lived intangible assets.

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

Note D: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$1,357	$661
Components	128	109
Total	$1,485	$770

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

The cost components of our operating leases were as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$54	$58	$161	$189
Variable lease cost	50	65	144	234
Total	$104	$123	$305	$423

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases were as follows (in thousands) as of September 30, 2021:

Total
2021	$111
2022	1
2023 and thereafter	—
Total lease payments	112
Less: Interest	(1)
Present value of lease liabilities	$111

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of September 30, 2021:

September 30, 2021
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.57
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $160,000 and $193,000 for the nine months ended September 30, 2021 and 2020, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. There were no operating lease assets obtained in exchange for new operating lease liabilities for the three and nine months ended September 30, 2021 and 2020, except that during the three months ended September 30, 2020, we agreed to a one-year extension of our office space which increased operating lease assets and liabilities by $194,000, and, during the three months ended September 30, 2021, ISNS entered into Amendment XV to Office Lease Agreement (the "Amendment"), which increased operating lease assets and liabilities by $134,000.

On July 28, 2021 ISNS and Spruce Tree Centre L.L.P. entered into the Amendment, which amended the original Office Lease Agreement dated as of November 24, 1998 by and between ISNS and Spruce Tree (the "Original Lease"), as such Original Lease was subsequently amended (as so amended, the "Lease").  The Amendment was signed by Spruce Tree on July 28, 2021.  The Lease term was to expire on July 31, 2021.  The Amendment, which is effective August 1, 2021, extends the Lease through March 31, 2022.  In addition, the Amendment increases the monthly rent from $16,660 to $16,960 for the period from August 1, 2021 through March 31, 2022.

On August 27, 2021 (the "Effective Date"), ISNS, and TJ&Z Family Limited Partnership, a Minnesota limited partnership ("TJ&Z"), entered into a Purchase Agreement (the "Agreement") under which ISNS is purchasing certain real and personal property (the "Property") from TJ&Z for a total purchase price of $2,050,000, subject to adjustments if certain conditions are not satisfied (the "Purchase Price").  The Property includes land and a building located at 1115 Hennepin Avenue, Minneapolis, Minnesota (the "Real Property").  The Agreement also provides for the sale by TJ&Z to ISNS of all of TJ&Z's interest under a billboard lease for a billboard located on the Real Property, business records related to the Real Property, and certain personal property located on the Real Property, all as described in the Agreement.  The Agreement gives ISNS 60 days after the Effective Date (the "Inspection Period") during which to undertake any studies, tests, investigations, and inspections of the Property.  Effective as of October 26, 2021, ISNS and TJ&Z entered into the First Amendment to purchase Agreement (the "First Amendment") that, among other things, extends the Inspection Period from October 26, 2021 to November 26, 2021, as to certain conditions only.  The First Amendment effectively extends the closing date to December 13, 2021, and requires ISNS to pay $50,000 in earnest money in addition to the $50,000 in earnest money already paid by ISNS under the Agreement.

The foregoing description of the Agreement and the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement and First Amendment filed as Exhibit 10.5 and Exhibit 10.6, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Note F: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2021
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,106	(1,846)	1,260	8.0
Echo development costs	1,852	(441)	1,411	7.0
IntellitraffiQ development costs	468	(380)	88	4.0
Total	$5,654	$(2,895)	$2,759	7.0

	December 31, 2020
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	2,929	(1,553)	1,376	8.0
Echo development costs	1,852	(242)	1,610	7.0
IntellitraffiQ development costs	468	(293)	175	4.0
Total	$5,477	$(2,316)	$3,161	7.3

Note G: Warranties

We generally provide a two to three year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2021	2020

Beginning balance	$141	$313
Warranty provisions	30	26
Warranty claims	(35)	(53)
Adjustments to preexisting warranties	(5)	(146)
Currency	(4)	2
Ending balance	$127	$142

Note H: Stock-Based Compensation

We compensate officers, directors, key employees and consultants with stock-based compensation under the Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan (the "2014 Plan"), which was approved by our shareholders and is administered under the supervision of our Board of Directors. The 2014 Plan and awards granted under the 2014 Plan were assumed by Autoscope in the Reorganization.  Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant. Generally, options vest ratably over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of nine to 10 years.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2021 and 2020 was $57,000 and $55,000, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2021 and 2020 was $164,000 and $168,000, respectively. At September 30, 2021, 252,143 shares were available for grant under the 2014 Plan.

Stock Options

A summary of the stock option activity for the first nine months of 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	15,000	$4.76	2.94	$2,700
Granted	—	$—	—	$—
Exercised	(2,000)	$4.22	—	$9,390
Expired	—	$—	—	$—
Forfeited	(1,000)	$4.22	—	$320

Options outstanding at September 30, 2021	12,000	$4.90	2.08	$19,860
Options exercisable at September 30, 2021	12,000	$4.90	2.08	$19,860

Stock options to purchase 2,000 shares were exercised, no stock options expired, and options to purchase 1,000 shares were forfeited during the nine-month period ended September 30, 2021, and options to purchase 1,000 shares were forfeited during the nine-month period ended September 30, 2020. During each of the nine-month periods ended September 30, 2021 and 2020, we recognized no stock-based compensation expense related to stock options. As of September 30, 2021, there was no unrecognized compensation cost related to non-vested stock options.

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

The following table summarizes restricted stock award activity for the first nine months of 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2020	33,330	$4.52
Granted	24,594	6.34
Vested	(39,327)	5.09
Forfeited	—	—
Awards outstanding at September 30, 2021	18,597	$5.72

As of September 30, 2021, the total stock-based compensation expense related to non-vested awards not yet recognized was $72,000, which is expected to be recognized over a weighted average period of 1.77 years. During the nine-month periods ended September 30, 2021 and September 30, 2020, we recognized $164,000 and $168,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note I: Income (loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 2,000 and 15,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2021 and 2020, respectively, and 2,000 and 15,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2021 and 2020, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2021	2020	2021	2020

Numerator:
Net income	$613	$659	$2,496	$698
Denominator:
Weighted average common shares outstanding	5,349	5,306	5,338	5,290
Dilutive potential common shares	12	5	13	16
Shares used in diluted net income per common share calculations	5,361	5,311	5,351	5,306
Basic net income per common share	$0.11	$0.12	$0.47	$0.13
Diluted net income per common share	$0.11	$0.12	$0.47	$0.13

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$2,677	$2,502	$595	$1,248	$3,272	$3,750
Gross profit	2,456	2,228	231	639	2,687	2,867
Amortization of intangible assets	105	92	95	95	200	187
Intangible assets	1,260	1,468	1,499	1,880	2,759	3,348

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$7,206	$7,217	$2,833	$3,079	$10,039	$10,296
Gross profit	6,617	6,530	1,304	1,649	7,921	8,179
Amortization of intangible assets	293	275	286	274	579	549
Intangible assets	1,260	1,468	1,499	1,880	2,759	3,348

Note K: Restructuring and Exit Activities

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong and Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China.  During 2020, we initiated the closure of Image Sensing Systems EMEA Limited (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). At September 30, 2021, Image Sensing Systems (Shenzhen) Limited was fully closed. We incurred $23,000 and $47,000 for these entities' closure costs in the nine-month periods ended September 30, 2021 and September 30, 2020, respectively.

In the second quarter of 2021, the Company began the process of forming a subsidiary in Chennai, India. Autoscope Technologies India Private Limited ("Autoscope India") was legally formed on October 14, 2021. Autoscope India's operations will solely focus on research and development.

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

The term of the PPP loan was 24 months after the date of the Note (the "Maturity Date").  The annual interest rate on the PPP Loan was 1.00%.  No payments of principal or interest were due during the nine months beginning on the date of the Note (the "Deferred Period").  The Company's obligations under the Note were not secured by a security interest in the Company's assets.  The Note required the Lender's consent if the Company wanted to reorganize, merge, consolidate, or otherwise change its ownership or structure.  The Note contained customary events of default by the Company relating to, among other things, payment defaults and the breach of representations and warranties or other provisions of the Note.  Upon a default by the Company under the Note, the Lender could have accelerated the Company's obligations under the Note and pursued its rights against the Company under applicable law, including by filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans made under the PPP after 24 weeks if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. On February 2, 2021, the Company was notified by the Lender that the Lender had received payment in full of the PPP Loan from the United States government, and the Company's PPP Loan had been forgiven.  The Company recognized the amount of the loan principal and accrued interest forgiven totaling approximately $931,000 as other non-operating income in the first quarter of 2021.

The foregoing description of the Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Note filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Note M: Risks and Uncertainties

In December 2019, the outbreak of a novel strain of coronavirus, called COVID-19, originated in Wuhan, China, and has since spread worldwide, including to the U.S. To date, the COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility, negative pressure in financial markets, and disruptions in supply chains. The global impact of the outbreak is continually evolving and, as additional cases and variants of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel, and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “stay at home” rules, restrictions on types of business that may continue to operate, and restrictions on the types of construction projects that may be undertaken.

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

•

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

•

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

•

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

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. In 2019, on average, United States commuters lost 99 hours in congestion, which cost motorists $88 billion in time, an average of $1,377 per driver (per INRIX 2019 Global Traffic scorecard).  Although during 2020, these figures decreased significantly as a result of COVID-19 related government lockdowns, automobile travel has rebounded in many areas, causing congestion levels to begin returning to previous levels (per INRIX 2020 Global Traffic scorecard). We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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
23

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2021	2020	2021	2020

Income from operations	$709	$641	$2,024	$737
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	200	187	579	549
Depreciation	32	58	112	176
Non-GAAP income from operations	$941	$886	$2,715	$1,462

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$2,677	$2,502	$595	$1,248	$3,272	$3,750
Gross profit	2,456	2,228	231	639	2,687	2,867
Amortization of intangible assets	105	92	95	95	200	187
Intangible assets	1,260	1,468	1,499	1,880	2,759	3,348

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2021	2020	2021	2020	2021	2020

Revenue	$7,206	$7,217	$2,833	$3,079	$10,039	$10,296
Gross profit	6,617	6,530	1,304	1,649	7,921	8,179
Amortization of intangible assets	293	275	286	274	579	549
Intangible assets	1,260	1,468	1,499	1,880	2,759	3,348

Results of Operations

The following tables set forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,
	2021	2020
Product sales	24.6%	41.0%
Royalties	75.4	59.0
Total revenue	100.0	100.0
Gross profit - product sales	40.4	48.6
Gross profit - royalties	95.7	95.8
Selling, general and administrative	40.8	37.9
Research and development	19.7	21.4
Income from operations	21.7	17.1
Income tax expense (benefit)	2.9	(0.5)
Net income	18.7	17.6

	Nine-Month Periods Ended September 30,
	2021	2020
Product sales	32.6%	36.5%
Royalties	67.4	63.5
Total revenue	100.0	100.0
Gross profit - product sales	44.3	51.0
Gross profit - royalties	95.6	95.8
Selling, general and administrative	42.0	47.5
Research and development	16.7	24.7
Income from operations	20.2	7.2
Other income, net	9.2	—
Income tax expense (benefit)	4.5	0.4
Net income	24.9	6.8

Total revenue decreased to $3.3 million in the three-month period ended September 30, 2021 from $3.8 million in the same period in 2020, a decrease of 12.7%, and decreased to $10.0 million in the first nine months of 2021 from $10.3 million in the same period in 2020, a decrease of 2.5%. Royalty income increased to $2.5 million in the third quarter of 2021 from $2.2 million in the third quarter of 2020, an increase of 11.5%, and increased to $6.8 million in the first nine months of 2021 compared to $6.5 million in the first nine months of 2020, an increase of 3.5% Product sales decreased to $805,000 in the third quarter of 2021 from $1.5 million in the third quarter of 2020, a decrease of 47.7%, and decreased to $3.3 million in the first nine months of 2021 from $3.8 million in the first nine months of 2020, a decrease of 13.0%.  The decrease in product sales is primarily the result of labor shortages causing installation delays and impacting project timing.

Revenue for the Intersection segment increased to $2.7 million in the third quarter of 2021 from $2.5 million in the third quarter of 2020, an increase of 7.0%. Revenue for the Intersection segment remained constant at $7.2 million in the first nine months of 2021 compared to the first nine months of 2020. Revenue for the Highway segment decreased to $595,000 in the third quarter of 2021 from $1.2 million in the third quarter of 2020, a decrease of 52.3%. Revenue for the Highway segment decreased to $2.8 million in the first nine months of 2021 from $3.1 million in the first nine months of 2020, a decrease of 8.0%.

Gross margin percent for product sales decreased to 40.4% in the three months ended September 30, 2021 from 48.6% in the three months ended September 30, 2020. The dollar amount of product sales gross profit decreased $423,000, or 56.6%, in the three months ended September 30, 2021 compared to the prior year period. Gross margin percent for product sales decreased to 44.3% in the first nine months of 2021 from 51.0% in the first nine months of 2020. Product sales gross profit decreased $468,000 or 24.4% in the nine months ended September 30, 2021 compared to the prior year period. The decrease in product gross margin percent was primarily the result of a reduction in the warranty reserve in the first nine months of 2020 and no comparable reduction in the same period in 2021.

Gross margin percent for royalty sales for the three months ended September 30, 2021 decreased to 95.7% from 95.8% in the same period in 2020. Gross profit from royalties increased $242,000, or 11.4%, in the three months ended September 30, 2021 compared to the prior year period. Gross margin percent for royalty sales for the nine months ended September 30, 2021 decreased to 95.6% from 95.8% in the same period in 2020. Gross profit from royalties decreased $211,000, or 3.4%, in the nine months ended September 30, 2021 compared to the prior year period. The decrease in royalty gross margin percent was due to slightly higher software amortization expense.

Selling, general and administrative expense was $1.3 million, or 40.8% of total revenue, in the third quarter of 2021 compared to $1.4 million, or 37.9% of total revenue, in the third quarter of 2020, and it decreased to $4.2 million, or 42.0% of total revenue, in the first nine months of 2021 compared to $4.9 million, or 47.5% of total revenue, in the first nine months of 2020.  The year-over-year decrease for the first nine months is due to the incremental consulting and legal costs incurred in 2020 related to the efforts around evaluating strategic alternatives.  The savings realized in the first nine months of 2021 were partially offset by legal and consulting fees associated with the Reorganization.

Research and development expense decreased to $644,000, or 19.7% of total revenue, in the three-month period ended September 30, 2021, from $804,000, or 21.4% of total revenue, in the three-month period ended September 30, 2020, and it decreased to $1.7 million or 16.7% of total revenue, in the nine-month period ended September 30, 2021 from $2.5 million, or 24.7% of total revenue, in the nine-month period ended September 30, 2020. The decrease was due to higher capitalized software development costs in the nine-month period ended September 30, 2021 of $178,000 compared to capitalized software costs of $22,000 for the same period in 2020.  After normalizing for software development costs, overall research and development expenditures decreased in the nine-month period ended September 30, 2021 compared to the same period in the prior year due to lower headcount.

During the first nine months of 2021, the Company applied for, and was granted, forgiveness for the Paycheck Protection Program loan principal and accrued interest, totaling $931,000.  When offset by various other expense during the first nine months of 2021, the Company recognized other income of $925,000.

There was $96,000 of tax expense in the three months ended September 30, 2021 compared to a tax benefit of $18,000 in the prior year period.  There was $453,000 and $39,000 of income tax expense recorded in the nine months ended September 30, 2021 and 2020, respectively.

Consolidated net income was $613,000, or $0.11 per basic share and diluted share, in the three-month period ended September 30, 2021 compared to a net income of $659,000, or $0.12 per basic and diluted share, in the comparable prior year period. Consolidated net income was $2.5 million, or $0.47 per basic and diluted share, in the nine-month period ended September 30, 2021 compared to a net income of $698,000, or $0.13 per basic and diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At September 30, 2021, we had $8.5 million in cash and cash equivalents compared to $8.6 million in cash and cash equivalents at December 31, 2020.

Net cash provided by operating activities remained constant at $1.5 million in the first nine months of 2021 compared to the same period in 2020.  To avoid any unforeseen supply chain delays, the Company built up finished goods inventory in the first nine months of 2021.

Net cash used for investing activities was $186,000 for the first nine months of 2021 compared to net cash used for investing activities of $134,000 in the same period in 2020. The increase of the amount of net cash used for investing activities in the first nine months of 2021 compared to the prior year period was primarily the result of higher capitalized internal software development costs compared to the prior year period.

Net cash used for financing activities was $1.3 million in the first nine months of 2021 compared to net cash provided by financing activities of $918,000 in the same period in 2020 due to two quarterly cash dividends of $0.12 per share to shareholders paid during the nine months ended September 30, 2021, whereas in the first nine months of 2020, we received the proceeds from the PPP loan and paid no dividends.

We believe that cash and cash equivalents on hand at September 30, 2021 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for at least one year from September 30, 2021.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31 2020, filed on March 11, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 11, 2021, there had been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021:

Exhibit Index

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated as of July 20, 2021 by and among Image Sensing Systems, Inc., Autoscope Technologies Corporation, and Spruce Tree MergerCo, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 21, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056) (the "Form 8-K12B")

3.1

Restated Articles of Incorporation of Autoscope Technologies Corporation, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 12, 2021 (File No. 0-26056) (the "Second Quarter 2021 Form 10-Q").

3.2	Bylaws of Autoscope Technologies Corporation, incorporated by reference to Exhibit 3.2 to the Form 8-K12B (File No. 0-26056).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Autoscope Technologies Corporation, included in Exhibit 3.1 to the Second Quarter 2021 Form 10-Q (File No. 0-26056).
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

10.5	Purchase Agreement dated August 27, 2021 between Image Sensing Systems, Inc. and T&Z Family Limited Partnership, incorporated by reference to the Current Report on Form 8-K dated September 2, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).
10.6

First Amendment to Purchase Agreement dated as of October 26, 2021 between Image Sensing Systems, Inc. and T&Z Family Limited Partnership, incorporated by reference to the Current Report on Form 8-K dated November 9, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of theSarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Autoscope Technologies Corporation

Dated: November 15, 2021	By:	/s/ Andrew T. Berger
Andrew T. Berger
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Frank G. Hallowell
Frank G. Hallowell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

