Form 10-K
period 2021-12-31
AUTOSCOPE TECHNOLOGIES CORP
filed 2022-03-22
CIK 943034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________

Commission file number: 0-26056

Autoscope Technologies Corporation

(Exact name of registrant as specified in its charter)

Minnesota	86-3685595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1115 Hennepin Avenue
Minneapolis, MN	55403
(Address of Principal Executive Offices)	(Zip Code)

(612) 438-2363

(Registrant’s telephone number, including area code)

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non‑affiliates of the registrant was $28,838,038 based on the closing sale price as reported on The Nasdaq Capital Market. The number of shares outstanding of the registrant’s $0.01 par value common stock as of February 28, 2022 was 5,378,857 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2022 Annual Meeting of Shareholders (Proxy Statement)	Part III

i

PART I
Item 1.      Business

Reorganization

On July 21, 2021, a holding company reorganization was completed (the “Reorganization”) in which Image Sensing Systems, Inc. ("ISNS") became a wholly-owned subsidiary of the new parent company named “Autoscope Technologies Corporation” ("Autoscope"), which became the successor issuer to ISNS.  As a result of the Reorganization, Autoscope replaced ISNS as the public company trading on the Nasdaq Stock Market under the ticker symbol “AATC,” and outstanding shares of ISNS’s common stock automatically converted into shares of common stock of Autoscope.  As used in this Annual Report Form 10-K, the "Company", "we", "us" and "our" or its management or business at any time before the effective date of the Reorganization refer to those of ISNS as the predecessor company and its wholly-owned subsidiaries and thereafter to Autoscope and its wholly-owned subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.  The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders.  Autoscope was incorporated on April 23, 2021 under the laws of the State of Minnesota, and ISNS was incorporated in Minnesota on December 20, 1984.

General

Autoscope creates value through owning and supporting operating subsidiaries and investments, anchored by core investments in the fields of technology and engineering.  Autoscope's main subsidiary is ISNS.

ISNS is a global company committed to providing above-ground detection technology products for advanced traffic management systems, traffic data collection applications, and related markets.  ISNS pioneered video image processing, also known as machine vision, for vehicle detection and continues to be an industry leader today.  ISNS's industry leading products include the Autoscope® video or video products, RTMS® radar or radar products (“RTMS”), and IntellitraffiQ®, or iQ products, which provide end users with the tools needed to optimize traffic flow and enhance driver safety. ISNS's technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users. ISNS's products provide end users with complete solutions for the intersection and transportation markets.

ISNS's technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the Intelligent Transportation Systems ("ITS") industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. During 2020, congestion levels decreased significantly as a result of COVID-19 related government lockdowns, although automobile travel has rebounded in many areas, causing congestion levels to begin returning to previous levels (per INRIX 2020 Global Traffic scorecard).  In 2021, on average, United States commuters lost 36 hours a year in congestion, which cost an average of $564 per driver in wasted time (per INRIX 2021 Global Traffic scorecard). We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

We believe ISNS's solutions are technically superior to those of our competitors because they have a higher level of accuracy, limit the occurrence of false detection, are generally easier to install with lower costs of ownership, work effectively in a multitude of light and weather conditions, and provide end users the ability to manage inputs from a variety of sensors for a number of tasks. It is our view that the technical advantages of ISNS's products make our solutions well suited for use in ITS markets.

We believe the strength of our distribution channels positions us to increase the penetration of our technology‑driven solutions in the marketplace.  Autoscope video products are marketed in the United States, Mexico, Canada and the Caribbean through exclusive agreements with Econolite Control Products, Inc. (“Econolite”), which we believe is the leading distributor of ITS intersection control products in these markets.

RTMS radar systems are marketed to a network of distributors globally.  On a limited basis, we may sell directly to the end user.  Autoscope video products are marketed outside the United States, Mexico, Canada and the Caribbean through a combination of distribution and direct sales channels through our office in Spain.  Our end users primarily include governmental agencies and municipalities.

With more than 140,000 installations in over 70 countries worldwide, ISNS remains dedicated to helping improve safety and efficiency for cities and highways by providing meaningful and reliable data through innovative technologies, applications, and solutions.

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

We believe that several trends are driving the growth in ITS and adjacent market segments:

Proliferation of Traffic. In many countries, there has been a surge in the number of vehicles on roadways. Due to the growth of emerging economies and elevated standards of living, more people desire and are able to afford automobiles. The number of vehicles utilizing the world’s roadway infrastructure is growing at a quicker pace than new roads, bridges and highways are being constructed.  According to the Federal Highway Administration, American drivers put a record 3.28 trillion miles on public roads and highways in 2019, an increase of 0.6% from 3.26 trillion miles in 2018. However, we believe the effects of the COVID-19 pandemic caused traffic congestion in the U.S. to decrease in 2020, although it has been increasing as the pandemic subsides due to increased vaccination rates and the removal of stay-at-home and other restrictive mandates. Overall, the growth in roadway infrastructure is failing to match the surge in the number of vehicles using it. Above-ground detection-based traffic management and control systems address the problem by monitoring high traffic areas and analyzing data that can be used to mitigate traffic problems.

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

Leading Proprietary Technologies and Strong Global Brand Recognition. Over the last three decades, we have developed or acquired a proprietary portfolio of complex software algorithms and applications that we have continuously enhanced and refined. These algorithms, which include our advanced signal processing technologies, allow our video and radar products to capture and analyze objects in diverse weather and lighting conditions and to balance the accuracy of positive detection and the avoidance of false detections. Due to the strength of our proprietary technologies, we believe we command premium pricing. Above-ground detection technologies similar to ours are also difficult to develop and refine in a commercially viable manner. We are therefore well positioned to quickly introduce innovative next‑generation products to market.

Proven Ability to Develop, Enhance and Market New Products. We are continually developing and enhancing our product offerings. Over the last three decades, we have demonstrated our ability to lead the market with new products and product enhancements. For example, the Autoscope Solo system was the first fully integrated color camera, zoom lens and machine vision processor in the above-ground detection market. Our RTMS Radar was the first radar‑based technology solutions for ITS applications, and we continue to lead the market with technology enhancements and new products.  Furthermore, in 2020 we introduced the RTMS Echo, an industry-leading, powerful IoT-ready device that has been built from the ground up to provide access to more actionable data than any radar on the market.  We have successfully collaborated with our long‑term channel partners to market these products. We believe that developing, enhancing and marketing new products with our partners can translate into strong organic revenue growth and higher levels of profitability.

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

Expand Through Strategic Acquisitions and Investments.  We believe that we have the opportunity to create future value by focusing on high-return growth opportunities while seeking acquisitions which can leverage our existing assets and infrastructure.  Over the past several years, we have seen improved bottom line profitability and cash flow, and by reorganizing and building on the success of the Autoscope video products, we will work on growing the business with a focus on organic opportunities while also examining acquisitions and partnerships that can leverage the reputation, assets and talents within the Company.  We intend to transform the Company into a group of profitable business lines marketed to a diverse customer base that generates sustainably higher earnings.

Our Products and Solutions

Our vehicle and traffic detection products are critical components of many ITS applications. Our Autoscope video systems and RTMS radar systems convert sensory input collected by video and radar modules into vehicle detection and traffic data used to operate, monitor and improve the efficiency and safety of roadway infrastructure. At the core of each product line are proprietary digital signal processing algorithms and sophisticated embedded software that analyze sensory input and deliver actionable data to integrated applications. We invested approximately $2.2 million and $3.3 million on research and development in 2021 and 2020, respectively, to develop and enhance our product technology. Our digital signal processing software algorithms represent a foundation on which to support additional product development into the automatic incident detection (AID) market. A diagram displaying our fundamental product architecture is shown below.

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

The RTMS radar system is available in different varieties which include the RTMS Sx-300 and the RTMS Echo. RTMS Sx-300 is a non-intrusive radar for the detection and measurement of traffic on roadways and is currently our leading offering in both North America and the Middle East.  The RTMS Sx-300 HDCAM has a high-definition camera that provides the user with visual setup confirmation, data capture and real-time traffic surveillance.  The Sx-300 HDCAM has been deployed in North America for various applications such as ramp metering and wrong way driver detection.  We also offer a wrong way module that interfaces with the Sx-300 HDCAM digital video stream and leverages our video detection algorithms to detect occurrences of vehicles driving in the incorrect direction.  The event is captured and sent to the end users via short message service (SMS) and email in parallel with actuation or roadside or in-pavement warning systems. The RTMS Echo we launched in 2020 is the culmination of a two-year development effort resulting in best in class per-vehicle speed calculation, Wi-Fi connectivity, the ability to store 1 million individual vehicle records, and a powerful application programming interface (API) that unlocks new insights and value for our customers.  Designed and tested for global applicability, the Echo will become the flagship of the RTMS product portfolio for years to come.

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

Sales in Europe, Asia, the Middle East and Africa. We market our Autoscope video and RTMS radar product lines of products to a network of distributors covering countries in Europe, the Middle East, Africa and Asia through our wholly‑owned subsidiary in Spain. On a limited basis, we sell directly to the end user. Technical support to these distributors is provided by our wholly‑owned subsidiary in Spain, with second‑tier support provided by our engineering groups.  From time to time, we may grant exclusive rights to Econolite for markets outside of our significant markets for certain jurisdictions or product sales based on facts and circumstances related to the opportunities.

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

Among the companies that provide direct competition to Autoscope video worldwide are Iteris, Inc., Miovision Technologies Incorporated, Wavetronix, LLC, FLIR Systems, Inc., GRIDSMART, Signal Group Inc. (Peek), Citilog S.A., Sensys Inc., and Smartmicro Inc.  Among the companies that provide direct competition to RTMS radar worldwide are Wavetronix, LLC, Houston Radar, LLC, MS Sedco Inc., and Smartmicro Sensors GmbH.  In addition, there are smaller local companies providing direct competition to the Company in specific markets throughout the world. We are aware that these and other companies will continue to develop technologies for use in traffic management applications. One or more of these technologies could in the future provide increased competition for our systems.

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

Employees

As of December 31, 2021, we had 36 employees, consisting of 35 employees in North America and one employee in Europe. None of our employees are represented by a union.

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

Historically, a majority of our gross profit has been generated from sales of, or royalties from the sales of, our Autoscope products. Gross profit from Autoscope sales accounted for approximately 82% of our gross profit in 2021 and 81% in 2020. We anticipate that gross profit from the sale of Autoscope systems will continue to account for a substantial portion of our gross profit for the foreseeable future. Any significant decline in sales of our Autoscope system would have a material adverse impact on our business, financial condition and results of operations.

If Econolite’s sales volume decreases or if it fails to pay royalties to us in a timely manner or at all, our financial results will suffer.

We have agreements with Econolite under which Econolite is the exclusive distributor of the Autoscope video system in the United States, Mexico, Canada and the Caribbean.  Our current agreements grant Econolite a first refusal right that arises when we make a proposal to Econolite to extend the license to additional products in the United States, Mexico, Canada and the Caribbean. In addition, the agreements grant Econolite a first negotiation right that arises when we make a proposal to Econolite to include rights corresponding to Econolite’s rights under our current agreements in countries not in these territories. In exchange for its rights under the agreements, Econolite pays us royalties for sales of the Autoscope video system. Since 2002, a substantial portion of our revenue has consisted of royalties resulting from sales made by Econolite, including 64% in 2021 and 63% in 2020. Econolite’s account receivable represented 60% of our accounts receivable at December 31, 2021 and 78% of our accounts receivable at December 31, 2020. We expect that Econolite will continue to account for a significant portion of our revenue for the foreseeable future. Any decrease in Econolite’s sales volume could significantly reduce our royalty revenue and adversely impact earnings. A failure by Econolite to make royalty payments to us in a timely manner or at all will harm our financial condition. In addition, we believe sales of our products are a material part of Econolite’s business, and any significant decrease in Econolite’s sales of the other products it sells could harm Econolite, which could have a material adverse effect on our business and prospects.

As a result of our continuing review of our business, we may have to undertake further restructuring plans that would require additional charges, including incurring facility exit and restructuring charges.

We continue to evaluate our business, which may result in restructuring activities. We may choose to divest certain business operations based on management's assessment of their strategic value to our business, consolidate or close certain facilities or outsource certain functions. Decisions to eliminate or limit certain business operations in the future could involve the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, reduction in workforce, impairment of assets, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.  For more information regarding our restructuring and divestiture activities in 2021 and 2020, see the discussion in Note 13 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

●     disruption of our ongoing business and distraction of management from the ongoing business;

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

We do not have, and do not intend to develop in the near future, internal capabilities to manufacture our products. We have entered into agreements with Econolite to manufacture the Autoscope system and with E.I. Microcircuits, Inc. to manufacture the RTMS radar products and related products for sales in the United States, Mexico, Canada and the Caribbean. We work with suppliers, most of whom are overseas, to manufacture the rest of our products.  Due to the coronavirus, or COVID-19, pandemic, which the World Health Organization declared in March 2020, some of our suppliers have expressed concern about lead times and availability of components, especially those components coming out of Asia.  We have been assessing our inventory positions and taking actions to minimize any disruptions to our supply chain, although such actions may not be successful.  There are a number of risks associated with our dependence on contract manufacturers, including reduced control over delivery schedules; reliance on the quality assurance procedures of third parties; potential uncertainty regarding manufacturing yields and costs; potential lack of adequate capacity during periods of high demand; limited warranties on components; potential misappropriation of our intellectual property; and potential manufacturing disruptions (including disruptions caused by geopolitical events, war or military actions, work stoppages, natural disasters or international health emergencies such as the COVID-19 pandemic).  If Econolite, E.I. Microcircuits, Inc., or our other suppliers are unable to manufacture our products in the future, we may be unable to identify other manufacturers able to meet product and quality demands in a timely manner or at all. Our inability to find suitable manufacturers for our products could result in delays or reductions in product shipments, which in turn may harm our business reputation and results of operations. In addition, we have granted Econolite the exclusive right to market the Autoscope video system and related products in the United States, Mexico, Canada and the Caribbean. Consequently, our revenue depends to a significant extent on Econolite’s marketing efforts. Econolite’s inability to effectively market the Autoscope video system, or the disruption or termination of that relationship, could result in reduced revenue and market share for our products.

We and our third-party manufacturers may experience difficulty obtaining materials or components for our products, or the cost of materials or components may increase, either of which may prevent us from meeting customers’ needs in a timely manner and could therefore reduce our sales.

Although substantially all of the hardware components incorporated into our products are standard electronics components that are available from multiple sources, we and our third-party manufacturers obtain some of the components from a single source.  Some materials or components may become scarce or difficult to obtain in the market or they may increase in price, especially with the inflationary pressures that have recently emerged in the global economies.  This could force us or our manufacturers to identify new suppliers, which could increase our costs, affect the quality of materials, reduce our sales and profitability, or harm our customer relations by delaying product deliveries due to increased lead times, any of which could harm our business.  For example, the COVID-19 pandemic and other factors have caused and may continue to cause disruptions of the global and more local supply chains for certain components necessary for our products, and we do not know the magnitude of or how long any such impact may continue.

Regulations related to the use of conflict‑free minerals may increase our costs and cause us to incur additional expenses.

The Dodd‑Frank Wall Street Reform and Consumer Protection Act contains provisions to improve the transparency and accountability of the use by public companies in their products of minerals mined in certain countries and to prevent the sourcing of such “conflict” minerals.  As a result, the Securities and Exchange Commission enacted annual disclosure and reporting requirements for public companies who use these minerals in their products, which apply to us.  Under the rules, we are required to conduct due diligence to determine the source of any conflict minerals used in our products.  Although we expect to file the required report on a timely basis, our supply chain is broad‑based and complex, and we may not be able to easily verify the origins for all minerals used in our products.  To the extent that any information furnished to us by our suppliers is inaccurate or inadequate, we could face reputational and enforcement risks.  In addition, the conflict mineral rules could reduce the number of suppliers who provide components and products containing conflict‑free minerals and thus could disrupt our supply chain or that of our manufacturers and increase the cost of the components used in manufacturing our products and the costs of our products to us.  Any increased costs and expenses could have a material adverse impact on our financial condition and results of operations.

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

We may face increased competition if we fail to adequately protect our intellectual property rights because of challenges to or misappropriations of our intellectual property rights, and any efforts to protect our intellectual property rights may result in costly litigation.

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

Our revenue could be adversely affected by the emergence of local competitors and local biases, especially in international markets.

Our experience indicates that local officials that purchase traffic management products in the international markets we serve often favor products that are developed and manufactured locally. As local competitors to our products emerge, local biases could erode our revenue in Europe, Asia and elsewhere and adversely affect our sales and revenue in those markets.

We sell our products internationally and are subject to various risks relating to such international activities, which could harm our international sales and profitability.

Sales outside of the United States, including export sales from our U.S. business locations, accounted for approximately 13% of our total revenue in 2021 and 16% of our total revenue in 2020. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our U.S. operations. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Additionally, fluctuations in currency exchange rates could affect demand for our products or otherwise negatively affect profitability. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

•      political and economic instability, including volatility in the economic environment of the United Kingdom and the European Union;

•      tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•      higher danger of terrorist activity, war or civil unrest compared to domestic operations;

•      disruptions to our global and more local supply chains, including disruptions caused by geopolitical events, war and other military actions, work stoppages, natural disasters, or international health emergencies, such as the COVID-19 pandemic;

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

As of December 31, 2021, the net carrying value of our long‑lived assets (property and equipment, deferred tax assets and other intangible assets) totaled approximately $10.0 million. In accordance with U.S. generally accepted accounting principles (GAAP), we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, a significant and sustained decline in our stock price, disruptions to our businesses, significant unexpected or planned changes in our use of assets, divestitures and market capitalization declines may result in impairments to our goodwill and other long‑lived assets.  Future impairment charges could significantly affect our results of operations in the periods recognized.

Our stock is thinly traded, and our stock price is volatile.

Our common stock is thinly traded, with 3,950,867 shares of our 5,378,857 outstanding shares held by non‑affiliates as of February 28, 2022. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in evolving high‑tech industries, we believe there are several factors that have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations may occur on a day‑to‑day basis or over a longer period of time. Factors that may cause fluctuations in our stock price include announcements of large orders obtained by us or our competitors, substantial cutbacks in government funding of highway projects or of the potential availability of alternative technologies for use in traffic control and safety, quarterly fluctuations in our financial results or the financial results of our competitors, consolidation among our competitors, fluctuations in stock market prices and volumes, and the volatility of the stock market.

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

Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. In response, the Alternative Reference Rate Committee ("ARRC") convened to study potential replacement rates to be used as benchmarks. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as a potential successor rate to LIBOR and published its Paced Transition Plan to encourage the adoption of SOFR. However, there are some key technical and conceptual differences between LIBOR and SOFR.

At this time, there is no consensus as to which rates may become acceptable alternatives to LIBOR. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with the transition away from LIBOR, remains unclear, these changes may have a material adverse impact on the availability of financing to us and on our financing costs.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. The COVID-19 pandemic and resulting disruptions in supply chains, inflation, and rising interest rates are having a negative effect on economies and the performance of stock markets. Although certain economic conditions in the United States have improved, economic growth has been slow and uneven. During economic downturns, governmental entities in particular, which constitute most of our end users, reduce or delay their purchase of our products, which has had and may continue to have an adverse effect on our business. Any uncertainty about the federal budget in the U.S. could have a negative effect on the U.S. and global economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. Current economic conditions, including the intermittent volatility in the stock market caused by the COVID-19 pandemic, inflation, and rising interest rates, have accentuated each of these risks and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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

Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or in connection with the notifications to employees, suppliers or the general public as part of our notification obligations to the various governmental agencies that govern our business.  Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of technology used by us to protect transaction or other data.  Our reputation, brand and financial condition could be adversely affected if, as a result of a significant cyber event or other security issues, our operations are disrupted or shut down; our confidential, proprietary information is stolen or disclosed; we must dedicate significant resources to system repairs or increased cyber security protection; or we otherwise incur significant litigation or other costs.
15

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

Although the COVID-19 restrictions imposed have been eased in many cases, the extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, including the scope, severity and duration of the pandemic; the actions taken to contain the pandemic or mitigate its impact, including the adoption, effectiveness, and availability of COVID-19 vaccines; the effect of any relaxation of current restrictions in the community and regions in which we, our customers and end users do business; the direct and indirect economic effects of the pandemic and containment measures; and the emergence of any additional COVID-19 variants. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and probably will continue to have, the effect of exacerbating many of the risks described in this Annual Report on Form 10-K including, but not limited to, the following:

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
  We have established a hybrid work-from-home policy for all employees, other than those who are performing or supporting business-critical operations or other essential activities. Our increased reliance on personnel working from home has not negatively impacted productivity or disrupted, delayed or otherwise adversely impacted our business.
  The trading price for our common stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through any sales of our common stock, or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic or other factors could materially and adversely affect our business and the value of our common stock.
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

Provisions of our articles of incorporation and bylaws and applicable provisions of Minnesota law may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which shareholders might otherwise receive a premium for their shares or transactions that our shareholders might otherwise deem to be in their best interests. These provisions:

•	permit the Autoscope Board of Directors to issue up to 4,950,000 shares of preferred stock with any rights, preferences and privileges as it may designate, including the right to approve an acquisition or other change in our control;

•	provide that the authorized number of directors may be increased by resolution of the Board of Directors;

•	provide that all vacancies, including newly‑created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•	eliminate cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose.
16

Section 302A.671 of the Minnesota Business Corporation Act (“MBCA”) generally limits the voting rights of a shareholder acquiring a substantial percentage of Autoscope's voting shares in an attempted takeover or otherwise becoming a substantial shareholder of our company unless holders of a majority of the voting power of all outstanding shares and the disinterested shares approve full voting rights for the substantial shareholder. Section 302A.673 of the MBCA generally limits Autoscope's ability to engage in any business combination with certain persons who own 10% or more of our outstanding voting stock or any of Autoscope's associates or affiliates who at any time in the past four years have owned 10% or more of Autoscope's outstanding voting stock. These provisions of the MBCA may have the effect of entrenching our management team and may deprive shareholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing market prices. This potential inability to obtain a control premium could reduce the price of Autoscope's common stock.

In addition, in June 2013, we adopted a shareholder rights plan and declared a dividend to our shareholders of one preferred share purchase right for each outstanding share of common stock. We adopted amendments to the shareholder rights plan, which were approved by our shareholders, to preserve the value of certain deferred tax benefits to the Company, including those generated by net operating losses, until June 4, 2022.  In July 2021, as a result of the Reorganization, the Autoscope Board of Directors adopted an amended and restated shareholders rights plan. Effective March 1, 2022, the Board of Directors adopted an amendment to the shareholders rights plan to extend terms of the plan to June 4, 2024, which is subject to shareholder approval at the shareholder meeting, scheduled for May 2022. Generally, the shareholder rights plan, as amended, provides that if a person or group acquires 4.99% or more of the outstanding shares of common stock of Autoscope, subject to certain exceptions and under certain circumstances, the rights may be exchanged by Autoscope for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of Autoscope's capital stock at a discount of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing the Company. The mere existence of a shareholder rights plan often delays or makes a merger, tender offer or other acquisition more difficult to complete.

We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.

Our articles of incorporation permit the Autoscope Board of Directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of Autoscope's preferred stock and to issue such stock without approval from Autoscope's shareholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, Autoscope could issue preferred stock to prevent a change in control of our Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

Although we commenced paying dividends on our common stock in May 2021, any future payment of dividends is subject to the approval and discretion of the Autoscope Board of Directors.

We began to pay cash dividends on our common stock in May 2021, and we currently anticipate declaring and paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock will be subject to the approval of and at the discretion of the Autoscope Board of Directors and will depend upon our operating results, earnings, current and anticipated cash needs, capital requirements, financial condition, future prospects, any contractual restrictions and any other factors deemed relevant by the Board of Directors. Therefore, shareholders should not expect to receive regular dividend income from shares of our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

On August 27, 2021 ISNS and TJ&Z Family Limited Partnership, a Minnesota limited partnership ("TJ&Z"), entered into a Purchase Agreement (the "Original Agreement") under which ISNS purchased certain and real personal property (the "Property") from TJ&Z for a total purchase price of $2,050,000, subject to adjustment if certain conditions were not satisfied (the "Purchase Price"). The Property includes land and a building located at 1115 Hennepin Avenue, Minneapolis, Minnesota (the "Real Property"). The Original Agreement also provided for the sale by TJ&Z to ISNS of all TJ&Z's interest under a billboard lease for a billboard located on the Real Property, business records related to the Real Property, and certain personal property located on the Real Property, all as described in the Original Agreement. The Original Agreement gave ISNS 60 days after the effective date (the "Inspection Period") during which to undertake any studies, tests, and investigations of the Property. On November 4, 2021, ISNS and TJ&Z entered into the First Amendment to Purchase Agreement (the "First Amendment") that extended the Inspection Period from October 26, 2021 to November 26, 2021. (The Original Agreement, as amended by the First Amendment, is referred to as the "Purchase Agreement"). The First Amendment effectively extended the closing date to December 13, 2021 and required ISNS to pay $50,000 in earnest money in addition to the $50,000 in earnest money already paid by ISNS under the Original Agreement. On December 10, 2021, ISNS closed (the "Closing") on the purchase of the Property under the terms of the Purchase Agreement and a loan in the original principal amount of $1,742,500 (the "Loan") from Coulee Bank to ISNS to finance the purchase of the Property. In addition to the $100,000 in earnest money paid by ISNS as described above and the $1,742,500 in Loan proceeds, at the Closing, ISNS paid $230,119 to finance the purchase of the Property and the payment of Closing costs. ISNS fully occupied the Property in February 2022.

We continue to lease and partially occupy approximately 15,962 square feet in our former headquarters at 400 Spruce tree Centre, 1600 University Avenue West, St. Paul, Minnesota 55104. In July 2021, we entered into an amendment to the lease for this space which extended the term of the lease to March 2022. ISNS intends to terminate the lease for our St. Paul space in March 2022. We also lease smaller facilities in Canada and Spain.

We believe that our current space at 1115 Hennepin Avenue in Minneapolis, Minnesota and in Canada and Spain is generally adequate to meet our current expected needs.

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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “AATC.”

Shareholders

As of February 28, 2022, there were 25 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

On February 2, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on February 21, 2022, which was payable to shareholders on February 28, 2022.

Item 6.      [Reserved]

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

General. We are a leading provider of above-ground detection products and solutions for the intelligent transportation systems ("ITS") industry.  Our family of products, which we market as Autoscope video or video products and RTMS radar or radar products ("RTMS"), provides end users with the tools needed to optimize traffic flow and enhance driver safety.  Our technology analyzes signals from sophisticated sensors and transmits the information to management systems and controllers or directly to users.  Our products provide users with complete solutions for the intersection and transportation markets.

Our technology is a process in which software, rather than humans, examines outputs from various types of sophisticated sensors to determine what is happening in a field of view. In the ITS industry, this process is a critical component of managing congestion and traffic flow. In many cities, it is not possible to build roads, bridges and highways quickly enough to accommodate the increasing congestion levels. During 2020, congestion levels decreased significantly as a result of COVID-19 related government lockdowns, although automobile travel has rebounded in many areas, causing congestion levels to begin returning to previous levels (per INRIX 2020 Global Traffic scorecard).  In 2021, on average, United States commuters lost 36 hours a year in congestion, which costs an average of $564 per driver in wasted time (per INRIX 2021 Global Traffic scorecard). We believe this growing use of vehicles will make our ITS solutions increasingly necessary to complement existing and new roadway infrastructure to manage traffic flow and optimize throughput.

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

Trends and Challenges in Our Business

We believe the expected growth in our business can be attributed primarily to the following global trends:

•	worsening traffic caused by increased numbers of vehicles in metropolitan areas without corresponding expansions of road infrastructure and the need to automate safety, security and access applications for automobiles and trucks, which has increased demand for our products;
•	advances in information technology, which have made our products easier to market and implement;
•	the continued funding allocations for centralized traffic management services and automated enforcement schemes, which have increased the ability of our primary end users to implement our products; and
•	general increases in the cost‑effectiveness of electronics, which make our products more affordable for end users.

We believe our continued growth primarily depends upon:

•	continued adoption and governmental funding of ITS and other automated applications for traffic control, safety and enforcement in developed countries;
•	a propensity by traffic engineers to implement lower cost technology‑based solutions rather than civil engineering solutions such as widening roadways;
•	countries in the developing world adopting above‑ground detection technology, such as video or radar, instead of in‑pavement loop technology to manage traffic;
•	our ability to develop new products that provide increasingly accurate information and enhance the end users’ ability to cost‑effectively manage traffic and environmental issues; and
•	value created through strategic acquisitions and partnerships that can leverage the reputation, assets and talents within the Company.

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

The table below reconciles non-GAAP income from income from operations, which is a non-GAAP financial measure, to comparable GAAP financial measures (in thousands):

	Years Ended December 31,

	2021	2020

Income from operations	$2,273	$608
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	780	736
Depreciation	148	224
Non-GAAP operating income	$3,201	$1,568

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2021
	Intersection	Highway	Total

Revenue	$9,323	$3,919	$13,242
Gross profit	8,421	1,814	10,235
Amortization of intangible assets	400	380	780
Intangible assets	1,461	1,405	2,866

	For the year ended December 31, 2020
	Intersection	Highway	Total

Revenue	$9,301	$3,872	$13,173
Gross profit	8,401	1,987	10,388
Amortization of intangible assets	367	369	736
Intangible assets	1,376	1,785	3,161

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of international sales and royalties, respectively.

	Years Ended December 31,
	2021	2020
Product sales	35.6%	36.7%
Royalties	64.4	63.3
Total revenue	100.0	100.0
Gross profit - product sales	44.6	49.9
Gross profit - royalties	95.3	95.6
Selling, marketing and product support	16.1	19.3
General and administrative	27.2	29.6
Research and development	16.7	25.3
Income from operations	17.3	4.6
Income tax expense (benefit)	6.8	(3.5)
Net income	17.4	8.1

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020. Total revenue remained unchanged at $13.2 million in 2021 compared to 2020. Royalty income increased to $8.5 million in 2021 compared to $8.3 million in 2020, an increase of 2.3%  Product sales decreased to $4.7 million in 2021 from $4.8 million in 2020, a decrease of 2.5%.  The decrease in product sales was primarily the result of labor shortages causing installation delays and impacting project timing.

Revenue for the Intersection segment remained unchanged at $9.3 million in 2021 compared to 2020.

Revenue for the Highway segment remained unchanged at $3.9 million in 2021 compared to 2020.

Gross profit for product sales decreased to 44.6% in 2021 from 49.9% in 2020.  Product sales gross profit in 2021 decreased $308,000 or 12.8% compared to the prior year.  The decrease in product sales gross profit is primarily the result of COVID-19 related challenges that continued to impact regions throughout the year, as well as labor shortages that caused installation delays and impacted project timing.  Product sales gross profit for the Highway product lines has historically been lower than gross profit for the Intersection product lines and therefore the mix of the product lines sold in any given period can result in varying gross profit. Additionally, the geographic sales mix of our product sales can influence margins, as products sold in some jurisdictions have lower margins.

Gross profit for royalty sales decreased to 95.3% in 2021 compared to 95.6% in 2020. Gross profit for royalties in 2021 increased $155,000 or 1.9% compared to the prior year. The decrease in royalty gross profit percent is primarily the result of increased amortization costs associated with the release of pedestrian detection software.

Selling, marketing and product support expense decreased to $2.1 million, or 16.1% of total revenue, in 2021 compared to $2.5 million, or 19.3% of total revenue, in 2020. The decrease in selling, marketing, and product support expense is primarily the result of decreased headcount.

General and administrative expense decreased to $3.6 million, or 27.2% of total revenue, in 2021 compared to $3.9 million, or 29.6% of total revenue, in 2020. A portion of expense during 2020 consisted of expenses for legal and outside consulting costs related to the efforts around exploring strategic alternatives to maximize shareholder value that we announced in January 2020.  In light of then current market conditions, including the effects of the COVID-19 pandemic, the strategic review process was terminated in October 2020.

Research and development expense decreased to $2.2 million, or 16.7% of total revenue, in 2021, from $3.3 million, or 25.3% of total revenue, in 2020. The decrease is due to increased capitalized software development costs in 2021 of $485,000 compared to capitalized software costs of $22,000 in 2020. After normalizing for software development costs, overall research and development expenditures decreased in 2021 compared to 2020 due to decreased headcount.

Income tax expense of $905,000 was recorded for the year ended December 31, 2021 compared to income tax benefit of $462,000 for the year ended December 31, 2020.  The increase in income tax expense is due to higher pre-tax income in 2021 compared to 2020 and increased research and development tax credits and other adjustments, recognized in 2020.

Consolidated net income was $2.3 million, or $0.43 per basic and diluted share, in 2021 compared to $1.1 million, or $0.20 per basic and diluted share, in 2020.

Liquidity and Capital Resources

At December 31, 2021, we had $8.2 million in cash and cash equivalents compared to $8.6 million at December 31, 2020.

Net cash provided by operating activities remained constant at $2.6 million in 2021 compared to 2020.  Net cash provided by operating activities in 2021 remained unchanged compared to the prior year, primarily because the increase in net income was offset by increased inventory levels, forgiveness of our Paycheck Protection Program Loan (as described below), and a decrease in the accounts payable at December 31, 2021 compared to the prior year. To minimize any unforeseen supply chain delays, the Company built up finished goods inventory in 2021.

Net cash used for investing activities was $2.6 million in 2021, compared to net cash used for investing activities of $151,000 in 2020. The increase in the amount of net cash used for investing activities in 2021 compared to the prior year is primarily the result of increased capitalized internal software development costs when compared to 2020 and the increase in cash used to purchase property and equipment, including the purchase of the Property in December 2021.

Net cash used for financing activities was $229,000 in 2021 compared to net cash provided by financing activities of $918,000 in 2020. The decrease in net cash provided by financing activities is attributed to the funding of $924,000 we received from the United States Small Business Administration (SBA) in the form of the Paycheck Protection Program loan (the "PPP Loan") in 2020, as well as cash dividends paid to shareholders during 2021, offset by the $1,742,500 in Loan proceeds from financing the purchase of the Property in December 2021.

On December 10, 2021, in the Closing, ISNS closed on the purchase of the Property under the terms of the Purchase Agreement and the Loan in the original principal amount of $1,742,500 from Coulee Bank (the "Bank") to ISNS to finance the purchase of the Property.

The principal documents evidencing the Loan (the "Loan Documents"), all of which are dated as of December 10, 2021, and their principal terms are as follows:

  The Business Loan Agreement (the "Loan Agreement") contains standard representations and warranties by ISNS to the Bank, affirmative agreements and covenants by ISNS, and agreements by ISNS not to take certain actions.  Upon the occurrence of an event of default under the Loan Agreement, all indebtedness of ISNS to the Bank immediately will become due and payable, all without notice of any kind to ISNS.  In addition, upon a default, the Bank will have all the rights and remedies provided in the Loan Documents or available at law, in equity, or otherwise.
  The Loan is evidenced by a Promissory Note (the "Note") in the original principal amount of $1,742,500 with a term of five years and which bears interest at the fixed annual rate of 3.950% unless ISNS defaults under the terms of the Note, in which case a higher interest rate will go into effect calculated as provided in the Note.  The Note is payable in 59 consecutive monthly payments of principal and interest of $10,566, with the first payment due on January 10, 2022 and one final payment consisting of the balance of the entire remaining principal amount together with all accrued and unpaid interest, estimated at $1,438,256, due and payable on December 10, 2026.
  Under the Mortgage granted by ISNS to the Bank (the "Mortgage"), ISNS mortgaged and conveyed to the Bank, with power of sale, all of ISNS's right, title, and interest in and to the Real Property.
  As provided in the Assignment of Rents between ISNS and the Bank (the "Assignment"), ISNS has granted to the Bank a continuing security interest in all of ISNS's right, title, and interest in and to the rents from the Real Property.  The Assignment provides that unless and until the Bank exercises its right to collect the rents as provided in the Assignment and so long as there is no default under the Assignment, ISNS may remain in possession and control of and operate and manage the Real Property and collect the rents.
24

The events of default under all of the Loan Documents are similar.  As of December 31, 2021, ISNS was in compliance with all of its applicable covenants under the Loan Documents.

The above description of the Loan Documents is qualified in its entirety by reference to the Loan Agreement, the Note, the Mortgage, and the Assignment which are filed as Exhibit 10.22, Exhibit 10.23, Exhibit 10.24, and Exhibit 10.25, respectively, with this Annual Report on Form 10-K and are incorporated herein by reference.

We believe that cash and cash equivalents on hand at December 31, 2021, along with the cash provided by operating activities, will satisfy our projected working capital needs, investing activities, and other cash requirements for the foreseeable future.

Off‑Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities or other off‑balance sheet arrangements.

Critical Accounting Policies

Our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following are particularly important to the portrayal of our results of operations and financial position, may require the application of a higher level of judgment by our management, and as a result, are subject to an inherent degree of uncertainty. For further information, see Note 1 of our Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K

Revenue Recognition and Allowance for Doubtful Accounts. We are required to comply with a variety of technical accounting requirements in order to achieve consistent and accurate revenue recognition. Royalty income is recognized based on sales shipped or delivered to our customers as reported to us by Econolite. Revenue is recognized when both product ownership and the risk of loss have transferred to the customer and we have no remaining obligations. Allowances for doubtful accounts are estimated by management based on an evaluation of potential losses related to customer receivable balances. We determine the allowance based on historical write‑off experience in the industry, regional economic data, and an evaluation of specific customer accounts for risk of loss. We review our allowance for doubtful accounts monthly. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off‑balance sheet credit exposure related to our customers. The establishment of this allowance requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Although management considers these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have an effect on reserve balances required.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Approximately 15% to 25% of our revenue has historically been derived from shipments to customers outside of the United States, and a large portion of this revenue is denominated in currencies other than the U.S. dollar. Our international subsidiaries have functional currencies other than our U.S. dollar reporting currency and, occasionally, transact business in currencies other than their functional currencies. These non‑functional currency transactions expose us to market risk on assets, liabilities and cash flows recognized on these transactions.

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

Item 8.            Financial Statements and Supplementary Data
26

AUTOSCOPE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,229	$8,605
Accounts receivable, net of allowance for doubtful accounts of $18 and $2, respectively	2,369	2,261
Inventories	1,429	770
Prepaid expenses and other current assets	355	480
Total current assets	12,382	12,116

Property and equipment:
Furniture and fixtures	136	154
Leasehold improvements	6	6
Equipment	994	1,215
Real property	2,059	—
	3,195	1,375
Accumulated depreciation	958	1,072
	2,237	303

Intangible assets, net	2,866	3,161
Deferred income taxes	4,824	5,708
Operating lease asset, net	58	136
TOTAL ASSETS	$22,367	$21,424

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$236	$547
Deferred revenue	107	37
Warranty	128	141
Accrued compensation	132	148
Operating lease obligation	59	126
Short-term debt	56	349
Other current liabilities	181	124
Total current liabilities	899	1,472

Non-current liabilities
Operating lease obligation	—	8
Long-term debt, net	1,674	574

TOTAL LIABILITIES	2,573	2,054
Commitments and contingencies (Note 16)
Shareholders' equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,378,857 and 5,352,626 issued and outstanding, respectively	54	54
Additional paid-in capital	25,167	24,968
Accumulated other comprehensive loss	(288)	(150)
Accumulated deficit	(5,139)	(5,502)
Total shareholders' equity	19,794	19,370
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,367	$21,424

See accompanying notes to the consolidated financial statements.
27

AUTOSCOPE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2021	2020
Revenue:
Product sales	$4,710	$4,829
Royalties	8,532	8,344
	13,242	13,173
Cost of revenue:
Product sales	2,607	2,418
Royalties	400	367
	3,007	2,785
Gross profit	10,235	10,388

Operating expenses:
Selling, marketing and product support	2,127	2,546
General and administrative	3,621	3,898
Research and development	2,214	3,336
	7,962	9,780
Income from operations	2,273	608
Other income	927	—
Interest income (expense)	—	(7)
Income from operations before income taxes	3,200	601
Income tax expense (benefit)	905	(462)
Net income	$2,295	$1,063
Net income per share:
Basic	$0.43	$0.20
Diluted	$0.43	$0.20

Weighted average number of common shares outstanding:
Basic	5,342	5,296
Diluted	5,358	5,316

See accompanying notes to the consolidated financial statements.

28

AUTOSCOPE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2021	2020
Net income	$2,295	$1,063
Other comprehensive income:
Foreign currency translation adjustment	(138)	156
Comprehensive income	$2,157	$1,219

See accompanying notes to the consolidated financial statements.

AUTOSCOPE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Years ended December 31,
	2021	2020
Operating activities:
Net income	$2,295	$1,063

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148	224
Software amortization	780	736
Stock-based compensation	226	224
Deferred income tax benefit	884	(489)
Forgiveness of PPP loan	(931)	—
Loss on disposal of assets	4	5
Changes in operating assets and liabilities:
Accounts receivable, net	(108)	865
Inventories	(659)	10
Prepaid expenses and other current assets	125	(16)
Accounts payable	(310)	187
Accrued expenses and other current liabilities	108	(249)
Net cash provided by operating activities	2,562	2,560

Investing activities:
Capitalized software development costs	(485)	(22)
Purchases of property and equipment	(2,087)	(129)
Net cash used for investing activities	(2,572)	(151)

Financing activities:
Dividends paid	(1,932)	—
Proceeds from PPP loan	—	924
Stock for tax withholding	(35)	(6)
Proceeds from long-term debt	1,743	—
Deferred finance fees	(13)	—
Proceeds from stock options exercised	8	—
Net cash provided by (used for) financing activities	(229)	918

Effect of exchange rate changes on cash	(137)	160
Increase (decrease) in cash and cash equivalents	(376)	3,487

Cash and cash equivalents at beginning of period	8,605	5,118
Cash and cash equivalents at end of period	$8,229	$8,605

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	$—	$1

See accompanying notes to the consolidated financial statements.

AUTOSCOPE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Accumulated
			Additional	Other
	Shares	Common	Paid-In	Comprehensive	Accumulated
	Issued	Stock	Capital	Loss	deficit	Total

Balance, December 31, 2019	5,322,849	$53	$24,751	$(306)	$(6,565)	$17,933

Stock-based compensation	31,455	1	223	—	—	224
Stock for tax withholding	(1,678)	—	(6)	—	—	(6)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	156	—	156
Net income	—	—	—	—	1,063	1,063
Balance, December 31, 2020	5,352,626	$54	$24,968	$(150)	$(5,502)	$19,370

Stock-based compensation	31,233	—	226	—	—	226
Stock for tax withholding	(7,002)	—	(35)	—	—	(35)
Stock options exercised	2,000	—	8	—	—	8
Dividend declared	—	—	—	—	(1,932)	(1,932)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(138)	—	(138)
Net income	—	—	—	—	2,295	2,295
Balance, December 31, 2021	5,378,857	$54	$25,167	$(288)	$(5,139)	$19,794

See accompanying notes to the consolidated financial statements.

Autoscope Technologies Corporation

Notes to Consolidated Financial Statements

December 31, 2021

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

On July 21, 2021, a holding company reorganization was completed (the “Reorganization”) in which Image Sensing Systems, Inc. ("ISNS") became a wholly-owned subsidiary of the new parent company named “Autoscope Technologies Corporation” ("Autoscope"), which became the successor issuer to ISNS.  As a result of the Reorganization, Autoscope replaced ISNS as the public company trading on the Nasdaq Stock Market under the ticker symbol “AATC,” and outstanding shares of ISNS’s common stock automatically converted into shares of common stock of Autoscope.  As used in this Annual Report Form 10-K, the "Company", "we", "us" and "our" or its management or business at any time before the effective date of the Reorganization refer to those of ISNS as the predecessor company and its wholly-owned subsidiaries and thereafter to Autoscope and its wholly-owned subsidiaries, except as otherwise specified or to the extent the context otherwise indicates.

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

CONSOLIDATION

The Consolidated Financial Statements include the accounts of Autoscope Technologies Corporation and its wholly‑owned subsidiary ISNS and its following wholly-owned subsidiaries: Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China; Image Sensing Systems Spain SLU (ISS Spain) in Spain; ISS Image Sensing Systems Canada Limited (ISS Canada) in Canada; and Autoscope Technologies India Private Limited (Autoscope India) in India. All significant inter‑company transactions and balances have been eliminated.

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

Revenue disaggregated by revenue source for the years ended December 31, 2021 and 2020 consists of the following (in thousands); revenue excludes sales and usage-based taxes where it has been determined that we are acting as a pass-through agent:

	Years Ended December 31,
	2021	2020
Product sales	$4,710	$4,829
Royalties	8,532	8,344
Total revenue	$13,242	$13,173

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, both inside and outside the United States, are invested in money market funds and bank deposits in local currency denominations. Cash located in foreign banks was $201,000 and $715,000 at December 31, 2021 and 2020, respectively. We hold our cash and cash equivalents with financial institutions and, at times, the amounts of our balances may be in excess of deposit insurance limits.

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
33

INVENTORIES

Inventories are primarily electronic components and finished goods and are valued at the lower of cost or net realizable value determined under the first‑in, first‑out accounting method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions, replacements, and improvements are capitalized at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is recorded using the straight‑line method over the estimated useful lives of the assets and by accelerated methods for income tax purposes. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the contractual term of the lease, with consideration of lease renewal options if renewal appears probable. Useful lives of the furniture and fixtures, leasehold improvements, and equipment range from three to seven years. The useful life of the real property is 30 years.

On August 27, 2021 (the "Effective Date"), ISNS, and TJ&Z Family Limited Partnership, a Minnesota limited partnership ("TJ&Z"), entered into a Purchase Agreement (the "Original Agreement") under which ISNS purchased certain real and personal property (the "Property") from TJ&Z for a total purchase price of $2,050,000, subject to adjustments if certain conditions were not satisfied (the "Purchase Price").  The Property includes land and a building located at 1115 Hennepin Avenue, Minneapolis, Minnesota (the "Real Property").  The Agreement also provides for the sale by TJ&Z to ISNS of all of TJ&Z's interest under a billboard lease for a billboard located on the Real Property, business records related to the Real Property, and certain personal property located on the Real Property, all as described in the Original Agreement.  The Original Agreement gave ISNS 60 days after the Effective Date (the "Inspection Period") during which to undertake any studies, tests, investigations, and inspections of the Property.  Effective as of October 26, 2021, ISNS and TJ&Z entered into the First Amendment to Purchase Agreement (the "First Amendment") that, among other things, extended the Inspection Period from October 26, 2021 to November 26, 2021, as to certain conditions only.  (The Original Agreement as amended by the First Amendment, is referred to as the "Purchase Agreement"). The First Amendment effectively extended the closing date to December 13, 2021, and required ISNS to pay $50,000 in earnest money in addition to the $50,000 in earnest money already paid by ISNS under the Purchase Agreement. On December 10, 2021, ISNS closed (the "Closing") on the purchase of the Property under the terms of the Purchase Agreement and a loan in the original principal amount of $1,742,500 (the "Loan") from Coulee Bank to ISNS to finance the purchase of the Property.  In addition to the $100,000 in earnest money paid by ISNS as described above and the $1,742,500 in Loan proceeds, at the Closing, ISNS paid $230,119 to finance the purchase of the Property and the payment of Closing costs.  ISNS fully occupied the Property in February 2022.

The foregoing description of the Original Agreement and the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement and First Amendment filed as Exhibit 10.17 and Exhibit 10.18, respectively, to this Annual Report on Form 10-K and incorporated herein by reference

INCOME TAXES

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $485,000 and $22,000 of software development costs during the years ended December 31, 2021 and 2020, respectively.

Intangible assets with finite lives are amortized on a straight‑line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both December 31, 2021 and 2020, there were no indefinite‑lived intangible assets.

IMPAIRMENT OF LONG‑LIVED ASSETS

We review the carrying value of long‑lived assets or asset groups, such as property and equipment and intangibles subject to amortization, when events or changes in circumstances such as asset utilization, physical change, legal factors, or other matters indicate that the carrying value may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, we recognize an asset impairment charge against operations. The amount of the impairment loss recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value. No such impairment losses were recorded during the years ended December 31, 2021 and 2020.

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

NET INCOME PER SHARE

Basic income per share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted‑average number of common shares outstanding during the period. Diluted income per share includes potentially dilutive common shares consisting of stock options and restricted stock using the treasury stock method. Under the treasury stock method, shares associated with certain stock options have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 2,000 and 15,320 weighted common shares have been excluded from the diluted weighted shares outstanding calculation for the years ended December 31, 2021 and 2020, respectively, because the exercise prices were greater than the average market price of the common shares during the period and were excluded from the calculation of diluted net income per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements recently adopted

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)" ("ASU 2018-13'). ASU 2018-13 eliminates, amends and adds disclosure requirements for fair value measurements. The standard is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within that annual period, which is our fiscal year 2020. We adopted these changes as of January 1, 2020; however, there are no required changes that apply to our fair value measurements disclosures.

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

3.             INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$1,205	$661
Components	224	109
Total	$1,429	$770

4.             OPERATING LEASES

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

The cost components of our operating leases were as follows (in thousands) for the years ended December 31:

	2021	2020
Operating lease costs	$212	$247
Variable lease costs	194	284
Total	$406	$531

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases were as follows (in thousands) as of December 31, 2021:

Total
2022	$59
2023 and thereafter	—
Total lease payments	59
Less: Interest	—
Present value of lease liabilities	$59

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of December 31, 2021:

December 31, 2021
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.34
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $210,000 and $250,000 for the years ended December 31, 2021 and 2020, respectively, and this amount is included in operating activities in the Consolidated Statements of Cash Flows. There were no operating lease assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2021 and 2020, except that during the quarter ended June 30, 2020, we agreed to a one-year extension of our office space which increased operating lease assets and liabilities by $194,000, and, during the three months ended September 30, 2021, ISNS entered into Amendment XV to Office Lease Agreement (the "Amendment"), which increased operating lease assets and liabilities by $134,000.

On July 28, 2021, ISNS and Spruce Tree Centre L.L.P. entered into the Amendment, which amended the original Office Lease Agreement dated as of November 24, 1998 by and between ISNS and Spruce Tree (the "Original Lease"), as such Original Lease was subsequently amended (as so amended, the "Lease").  The Amendment was signed by Spruce Tree on July 28, 2021.  The Lease term was to expire on July 31, 2021.  The Amendment, which was effective August 1, 2021, extends the term of the Lease to March 31, 2022.  In addition, the Amendment increases the monthly rent from $16,660 to $16,960 for the period from August 1, 2021 through March 31, 2022.

The following is a schedule of minimum future rental income (in thousands) on the operating lease related to the billboard located on the Real Property as of December 31, 2021.

Total
2022	$38
2023	38
2024	38
2025	38
2026	38
2027 and thereafter	38
Total minimum future rental income	$228

The operating lease related to the billboard located on the Real Property was for an initial term of seven years, through December 31, 2027.  The lease automatically renews on an annual basis thereafter, cancellable by either party.

5.             INTANGIBLE ASSETS

Intangible assets include capitalized software development costs consisting of the following (dollars in thousands):

	December 31, 2021
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	228	(228)	—	—
Vision development costs	3,107	(1,953)	1,154	8.0
Echo development costs	1,852	(506)	1,346	7.0
IntellitraffiQ development costs	468	(409)	59	4.0
Software development in process costs	307	—	307	—
	$5,962	$(3,096)	$2,866	6.6

	December 31, 2020
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	2,929	(1,553)	1,376	8.0
Echo development costs	1,852	(242)	1,610	7.0
IntellitraffiQ development costs	468	(293)	175	4.0
	$5,477	$(2,316)	$3,161	7.3

The estimated future amortization expense related to other intangible assets for the next five fiscal years is as follows (dollars in thousands):

Amortization
Expense
2022	$743
2023	685
2024	580
2025	265
2026	265
2027 and thereafter	22

The above amortization expense relates to various capitalized costs related to software development. Future amortization amounts presented above are estimates.  Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods, or other factors.

In accordance with GAAP, we performed an assessment of recoverability on our software development costs, which is impacted by estimates and assumptions of future revenue and expenses for these products, as well as other factors such as changes in product technologies. We determined that the amount of the estimated undiscounted cash flows is greater than the asset carrying value, and there were no impairment triggers as of December 31, 2021.

6.             WARRANTIES

Warranty liability and related activity consisted of the following (in thousands):

	Years ended December 31,
	2021	2020

Beginning balance	$141	$313
Warranty provisions	41	35
Warranty claims	(47)	(63)
Adjustments to preexisting warranties	(7)	(144)
Ending balance	$128	$141

7.         INCOME TAXES

The components of income before income taxes were as follows (in thousands):

	Years ended December 31,
	2021	2020

Income from operations before income taxes
Domestic	$3,158	$609
Foreign	42	(8)
Total	$3,200	$601

The components of income tax expense (benefit) were as follows (in thousands):

	Years ended December 31,
	2021	2020

Current:
Federal	$—	$2
State	17	2
Foreign	3	22
	$20	$26

Deferred:
Federal	$894	$(461)
State	49	(33)
Foreign	(58)	6
	885	(488)
Total income tax expense (benefit)	$905	$(462)

A reconciliation from the federal statutory income tax provision to our effective tax expense (benefit) is as follows (in thousands):

	Years ended December 31,
	2021	2020

United States federal tax statutory rate	$686	$143
State taxes, net of federal benefit	(37)	(31)
Changes in valuation allowances against deferred tax assets	(132)	—
Research and development tax credits	(24)	(125)
Foreign provision different than U.S. tax rate	31	6
PPP loan forgiveness	(196)	—
Nondeductible expenses	43	(137)
Deferred true-up	295	(226)
Write off of attributes from disposed entity	279	—
Other	(40)	(92)
Total	$905	$(462)

A summary of the deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2021	2020

Deferred tax assets (liabilities):
Accrued compensation and benefits	$6	$7
Inventory reserves	5	3
Allowance for doubtful accounts	14	—
Prepaid expenses and other	(35)	(52)
Warranty reserves	2	15
Intangible and other assets	(267)	(158)
Net operating loss carryforwards	3,757	4,756
Property, equipment and other	3	(10)
Research and development credit	2,951	2,890
Total deferred tax asset:	6,436	7,451
Less: valuation allowance	(1,612)	(1,743)
Total deferred tax assets:	$4,824	$5,708

As of December 31, 2021, the Company had sustained a significant accumulated tax loss. The net operating loss (“NOL”) carry forward in the United States and Canada as of December 31, 2021 was $16.7 million and $246,000, respectively.

On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated. The valuation allowance of $1.6 million and $1.7 million at December 31, 2021 and 2020, respectively, relates to state and foreign net operating losses, U.S. federal and state research and development credits, and foreign tax credits that are not more likely than not to be utilized.

In accordance with Accounting Standards Codification ("ASC") 740‑30, Income Taxes, we have not recognized a deferred tax liability for the undistributed earnings of certain of our foreign operations because those subsidiaries have invested or will invest the undistributed earnings indefinitely. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Deferred taxes are recorded for earnings of foreign operations when we determine that such earnings are no longer indefinitely reinvested.

During 2021, the Company identified an error related to the 2020 income tax provision which resulted in the income tax benefit to be overstated by approximately $224,000 for the year ended December 31, 2020.  The error was corrected during the fourth quarter of 2021, resulting in the income tax expense for the year ended December 31, 2021 to be overstated by a corresponding $224,000.  The error relates to the accounting for the tax benefits of certain operating losses of the Company's ISS HK foreign entity.  Management has determined the error was not material to either the 2021 or 2020 consolidated financial statements.

The Company had recognized no material uncertain tax positions as of December 31, 2021. The Company files income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S federal or state and local income tax examinations by tax authorities for years before 2018. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company's assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

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

We recognized royalty income from this agreement of $8.5 million and $8.3 million in 2021 and 2020, respectively.

9.          SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Royalty revenue from Econolite comprised 64% and 63% of revenue in the years ended December 31, 2021 and 2020, respectively. Accounts receivable from Econolite were $1.4 million and $1.8 million at December 31, 2021 and 2020, respectively. Major disruptions in the manufacturing and distribution of our products by Econolite or the inability of Econolite to make payments on its accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. At December 31, 2021, Econolite comprised 60% of our accounts receivable compared to 78% at December 31, 2020.

Product revenue from four of the Company's major customers other than Econolite comprised 16% and 17% of revenue in the years ended December 31, 2021 and 2020, respectively. Accounts receivable from these customers were $352,000 and $274,000 at December 31, 2021 and 2020, respectively.  Major disruptions in the distribution of our products by these customers or the inability to make payments on their accounts receivable with us could have a material adverse effect on our business, financial condition and results of operations. At December 31, 2021, the accounts receivable of these customers comprised more than 15% of accounts receivable.

10.          RETIREMENT SAVINGS PLANS

Substantially all of our employees in the United States are eligible to participate in our qualified defined contribution 401(k) plan. Participants may elect to have a specified portion of their salary contributed to the plan, and we may make discretionary contributions to the plan. We made contributions totaling $72,000 and $94,000 to the plan for 2021 and 2020, respectively.

11.         STOCK-BASED COMPENSATION

We compensate officers, directors, key employees and consultants with stock-based compensation under the Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan (the "2014 Plan"), which was approved by our shareholders and is administered under the supervision of our Board of Directors. The Image Sensing Systems, Inc. 2005 Stock Incentive Plan (the "2005 Plan") expired in 2015, although there are options to purchase 15,000 shares outstanding under the 2005 Plan that were issued before the 2005 Plan expired.  The 2014 Plan and the 2005 Plan and awards granted under the 2014 Plan and the 2005 Plan were assumed by Autoscope in the Reorganization. Stock option awards are granted at exercise prices equal to the closing price of our stock on the day before the date of grant.  Generally, options vest proportionally over periods of three to five years from the dates of the grant, beginning one year from the date of grant, and have a contractual term of nine to 10 years.

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period.  Stock-based compensation expense included in general and administrative expense for the years ended December 31, 2021 and 2020 was $226,000 and $224,000, respectively.  At December 31, 2021, 245,504 shares were available for grant under the 2014 Plan.

Stock Options

The following tables summarize stock option activity:

	For the year ended December 31, 2021
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	15,000	$4.76	2.94	$2,700
Granted	—	$-	—	$—
Exercised	(2,000)	$4.22	—	$—
Expired	—	$-	—	$—
Forfeited	(1,000)	$4.22	—	$—

Options outstanding at December 31, 2021	12,000	$4.90	1.13	$19,860
Options exercisable at December 31, 2021	12,000	$4.90	1.13	$19,860

	For the year ended December 31, 2020
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	16,000	$4.73	3.97	$3,505
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(1,000)	$4.22	—	$—

Options outstanding at December 31, 2020	15,000	$4.76	2.94	$2,700
Options exercisable at December 31, 2020	15,000	$4.76	2.94	$2,700

We recognized no stock-based compensation related to stock options during the years ended December 31, 2021 and 2020.

At December 31, 2021, there was no unrecognized stock option expense related to non-vested stock options.

The fair value of stock options granted under stock‑based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black‑Scholes valuation model, based on the grant price and assumptions regarding the expected grant life, stock price volatility, dividends, and risk‑free interest rates. Each vesting period of an option award is valued separately, with this value being recognized evenly over the vesting period. No options were granted for the years ended December 31, 2021 and 2020.

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

The following table summarizes restricted stock award activity for 2021 and 2020:

	2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Awards outstanding at beginning of year	33,330	$4.52	58,961	$4.32
Granted	31,233	$6.40	31,455	$3.97
Vested	(45,966)	$5.31	(57,086)	$4.01
Forfeited	—	$—	—	$—

Awards outstanding at end of year	18,597	$5.72	33,330	$4.52

As of December 31, 2021, the total stock-based compensation expense related to non-vested awards not yet recognized was $54,000, which is expected to be recognized over a weighted average period of 1.8 years.  During the years ended December 31, 2021 and 2020, we recognized $226,000 and $224,000, respectively, of stock-based compensation expense related to restricted stock awards.

12.          INCOME PER COMMON SHARE

Net income per share is computed by dividing net income by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the diluted weighted average shares outstanding calculation because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options to acquire 2,000 and 15,320 weighted common shares have been excluded from the diluted weighted shares outstanding for the years ended December 31, 2021 and December 31, 2020, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Years ended December 31,
	2021	2020
Numerator:
Net income	$2,295	$1,063
Denominator:
Weighted average common shares outstanding	5,342	5,296
Dilutive potential common shares	16	20
Shares used in diluted net income per common share calculations	5,358	5,316
Basic net income per common share	$0.43	$0.20
Diluted net income per common share	$0.43	$0.20

13.          RESTRUCTURING AND EXIT ACTIVITIES

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong; Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China. During 2020, we initiated the closure of Image Sensing Systems EMEA (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). At September 30, 2021, Image Sensing Systems (Shenzhen) Limited was fully closed. We incurred $28,000 of legal entity closure costs in 2021 compared to $69,000 in 2020.

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

The following tables set forth selected financial information for each of our reportable segments (in thousands):

	For the year ended December 31, 2021
	Intersection	Highway	Total

Revenue	$9,323	$3,919	$13,242
Gross profit	8,421	1,814	10,235
Amortization of intangible assets	400	380	780
Intangible assets	1,461	1,405	2,866

	For the year ended December 31, 2020
	Intersection	Highway	Total

Revenue	$9,301	$3,872	$13,173
Gross profit	8,401	1,987	10,388
Amortization of intangible assets	367	369	736
Intangible assets	1,376	1,785	3,161

We derived the following percentages of our net revenues from the following geographic regions:

	For the years ended December 31,
	2021	2020
Asia Pacific	1%	2%
Europe and Middle East	12%	14%
North America	87%	84%

No countries other than the United States had revenue in excess of 10% of our total revenue during any periods presented. The aggregate net book value of long‑lived assets held outside of the United States, not including intangible assets, was $10,000 and $12,000 at December 31, 2021 and 2020, respectively.

15.          LONG-TERM DEBT

Paycheck Protection Program Loan

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

The foregoing description of the Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Note filed as Exhibit 10.14 to this Annual Report on Form 10-K and incorporated herein by reference.

Real Property Bank Loan

On December 10, 2021, ISNS entered into a Business Loan Agreement (the "Loan Agreement") with Coulee Bank (the "Bank") and issued a promissory note to the Bank (the "Note") in the original principal amount of $1,742,500 (the "Loan") to finance the purchase of the Property at 1115 Hennepin Avenue, Minneapolis, Minnesota (the "Real Property").

The Note has a term of five years and bears interest at the fixed annual rate of 3.950% unless ISNS defaults under the terms of the Note, in which case a higher interest rate will go into effect calculated as provided in the Note.  The Note is payable in 59 consecutive monthly payments of principal and interest of $10,566, with the first payment due on January 10, 2022 and one final payment consisting of the balance of the entire remaining principal amount together with all accrued and unpaid interest, estimated at $1,438,256, due and payable on December 10, 2026.  There is no prepayment penalty unless ISNS finances the Loan with another lender, in which case ISNS would be obligated to pay a prepayment penalty to the Bank equal to 1% of the unpaid principal.

Upon the occurrence of an event of default under the Loan Agreement, all indebtedness of ISNS to the Bank immediately will become due and payable, all without notice of any kind to ISNS, except that in the case of an event of default of the type described in the "Insolvency" subsection of the Loan Agreement, such acceleration will be automatic and not optional.  In addition, upon a default, the Bank will have all the rights and remedies provided in the  or available at law, in equity, or otherwise.

Under the Mortgage granted by ISNS to the Bank (the "Mortgage") dated as of December 10, 2021, ISNS mortgaged and conveyed to the Bank, with power of sale, all of ISNS's right, title, and interest in and to the Real Property, together with all existing or subsequently erected or affixed buildings and all improvements and fixtures; and all easements, rights of way, and appurtenances.  The events of default under the Mortgage are similar to those under the Loan Agreement and the Note and are in addition to those under the Loan Agreement and the Note.

As provided in the Assignment of Rents between ISNS and the Bank (the "Assignment") dated as of December 10, 2021, ISNS granted to the Bank a continuing security interest in, and conveyed to the Bank, all of ISNS's right, title, and interest in and to the rents from the Real Property.  The Assignment provides that unless and until the Bank exercises its right to collect the rents as provided in the Assignment and so long as there is no default under the Assignment, ISNS may remain in possession and control of and operate and manage the Real Property and collect the rents.  The events of default under the Assignment are similar to those under the Loan Agreement, the Note, and the Mortgage and are in addition to those under the Loan Agreement, the Note, and the Mortgage.  Other than the lease for the billboards on the Real Property, which TJ&Z assigned to ISNS, there are currently no tenants in the Real Property and no leases or other similar agreements with prospective tenants contemplated.

In connection with the Loan, the Company incurred and capitalized approximately $13,000 of debt issuance costs which will be amortized as additional interest expense over the life of the loan and are presented as a reduction to the long-term debt balance.

Long-term Debt Maturities

Maturities of long-term debt, excluding deferred debt issuance costs, for the next five fiscal years are as follows (dollars in thousands):

Long-term Debt
Maturities
2022	$58
2023	60
2024	63
2025	66
2026	1,496

The above descriptions of the Loan Agreement, the Note, the Mortgage, and the Assignment do not purport to be complete and are qualified in their entirety by reference to the full text of the Loan Agreement, the Note, and Mortgage, and the Assignment filed as Exhibit 10.22, Exhibit 10.23, Exhibit 10.24, and Exhibit 10.25 to this Annual Report on Form 10-K and incorporated herein by reference.

16.             COMMITMENTS AND CONTINGENCIES

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

To the Board of Directors and

Shareholders of Autoscope Technologies Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Autoscope Technologies Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America .

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

 /s/ Boulay PLLP

We have served as the Company's auditor since 2016.

Minneapolis, Minnesota

March 22, 2022

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework 2013”. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

The sections entitled “Proposal 1 ‑ Election of Directors,” “Audit Committee” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 11.    Executive Compensation

The sections entitled “Executive Compensation” and “Director Compensation - 2021” in our definitive proxy statement for the 2022 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 about our shares of common stock subject to outstanding awards or available for future awards under our equity compensation plans and arrangements.

Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation plans
	of outstanding options,	options, warrants and	(excluding securities reflected in
Plan Category	warrants and rights	rights	the first column)(1)

Equity compensation plans approved by shareholders	12,000	$4.90	245,504

 (1)  The 245,504 shares available for grant under the 2014 Stock Option and Incentive Plan may become the subject of future awards in the form of stock options, stock appreciation rights, restricted stock, performance awards or other stock‑based awards.

The section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated into this Annual Report on Form 10‑K by reference.

Item 14.    Principal Accountant Fees and Services

The sections entitled “Audit Fees,” “Audit‑Related Fees,” “Tax Fees,” “All Other Fees” and “Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services Provided by Our Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2022 annual meeting of shareholders are incorporated into this Annual Report on Form 10‑K by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)                 Documents filed as part of this report:

1.                 Financial statements

The following Consolidated Financial Statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flow for the years ended December 31, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020

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

Autoscope Technologies Corporation

/s/ Andrew T. Berger	Date: March 22, 2022
Andrew T. Berger President and Chief Executive Officer (Principal Executive Officer)

Each person whose signature to this Annual Report on Form 10‑K appears below hereby constitutes and appoints Andrew T. Berger and Frank G. Hallowell, and each of them, as his true and lawful attorney‑in‑fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report on Form 10‑K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10‑K or any amendments hereto, and each of the undersigned does hereby ratify and confirm all that said attorney‑in‑fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Andrew T. Berger	Date: March 22, 2022
Andrew T. Berger President and Chief Executive Officer (Principal Executive Officer)

/s/ Frank G. Hallowell	Date: March 22, 2022
Frank G. Hallowell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew T. Berger	Date: March 22, 2022
Andrew T. Berger Executive Chairman of the Board of Directors

/s/ James W. Bracke	Date: March 22, 2022
James W. Bracke Director

/s/ Geoffrey C. Davis	Date: March 22, 2022
Geoffrey C. Davis Director

/s/ Joseph P. Daly	Date: March 22, 2022
Joseph P. Daly Lead Independent Director of the Board of Directors

/s/ Ezekiel J. Kruglick	Date: March 22, 2022
Ezekiel J. Kruglick Director

/s/ Brian J. VanDerBosch	Date: March 22, 2022
Brian J. VanDerBosch Director
56

Exhibit Index
Exhibit No.	Description
2.1

Agreement and Plan of Merger dated as of July 20, 2021 by and among Image Sensing Systems, Inc., Autoscope Technologies Corporation, and Spruce Tree MergerCo. Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated July 21, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056) (the "Form 8-K12B").

3.1

Restated Articles of Incorporation of Autoscope Technologies Corporation, including Certificate of Designation of Series A Junior Participating Preferred Stock of Autoscope Technologies Corporation, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 12, 2021 (File No. 0-26056) (the "Second Quarter 2021 Form 10-Q").

3.2	Bylaws of Autoscope Technologies Corporation, incorporated by reference to Exhibit 3.2 to the Form 8-K12B.
4.1	Specimen Stock Certificate of Autoscope Technologies Corporation, incorporated by reference to Exhibit 4.2 to the Form 8-K12B.
4.2

Amended and Restated Rights Agreement dated July 21, 2021 among Autoscope Technologies Corporation, Continental Stock Transfer & Trust Company, as rights agent, and, only with respect to Section 37 thereof, Image Sensing Systems, Inc., incorporated by reference to Exhibit 4.1 on the Form 8-K12B.

4.3	Description of Registrant's Securities (filed herewith).
10.1***

Form of Distributor Agreement, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Image Sensing Systems, Inc. (Registration No. 33-90298C) filed on March 15, 1995, as amended (the "Registration Statement").

10.2

Amendment VII to Office Lease Agreement dated April 26, 2007 by and between Image Sensing Systems and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10‑K for the year ended December 31, 2007 filed by Image Sensing Systems, Inc. (File No. 0-26056) (the "2007 Form 10‑K").

10.3

Modification to Manufacturing, Distributing and Technology License Agreement dated September 1, 2000 by and between Image Sensing Systems, Inc. and Econolite Control Products, Inc. ("Econolite"), incorporated by reference to Exhibit 10.12 to the 2007 Form 10‑K.

57

10.4***

Manufacturing, Distributing and Technology License Agreement dated June 11, 1991 by and between Image Sensing Systems, Inc. and Econolite, incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.5

Extension and Second Modification to License Agreement dated July 13, 2001 by and between Image Sensing Systems, Inc. and Econolite, incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10‑KSB for the year ended December 31, 2001 filed by Image Sensing Systems, Inc. (File No. 0-26056) (the "2001 Form 10-KSB").

10.6

Office Lease Agreement dated November 24, 1998 by and between Image Sensing Systems, Inc. and Spruce Tree Centre L.L.P., incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10‑KSB for the year ended December 31, 1998 filed by Image Sensing Systems, Inc.(File No. 0-26056).

10.7	Production Agreement dated February 14, 2002 by and among Image Sensing Systems, Inc., Wireless Technology, Inc. and Econolite, incorporated by reference to Exhibit 10.20 to the 2001 Form 10‑KSB.
10.8

Extension and Third Modification to Manufacturing Distributing and Technology License Agreement dated July 3, 2008 by and between Image Sensing Systems, Inc. and Econolite, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K dated July 3, 2008 filed by Image Sensing Systems, Inc. (File No. 0-26056).

10.9

Fourth Modification to Manufacturing, Distributing and Technology License Agreement dated as of December 15, 2011 by and between Image Sensing Systems, Inc. and Econolite, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 15, 2011 filed by Image Sensing Systems, Inc.(File No. 0-26056).

10.10**

Amendment XIII to Office Lease Agreement by and between Spruce Tree Centre L. L. P. and Image Sensing Systems, Inc. dated as of February 18, 2014, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed by Image Sensing Systems, Inc.  (File No. 0-26056).

10.11*

Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement dated April 17, 2014 filed by Image Sensing Systems, Inc. (File No. 0-26056).

10.12*

Employment Agreement dated as of June 27, 2016 between Image Sensing Systems, Inc. and Chad A. Stelzig, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 24, 2016 filed by Image Sensing Systems, Inc. (File No. 0-26056).

58

10.13*

Employment Agreement dated as of April 29, 2019 by and between Image Sensing Systems, Inc. and Frank G. Hallowell, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 29, 2019 filed by Image Sensing Systems, Inc. (File No. 0-26056).

10.14	Promissory Note, between BMO Harris Bank N.A. and Image Sensing Systems, Inc., dated as of April 17, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 21, 2020 filed by Image Sensing Systems, Inc. (File No. 0-26056).
10.15	Amendment XIV to Office Lease Agreement between Spruce Tree Centre L. L. P. and Image Sensing Systems, Inc. dated as of June 17, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 23, 2020 filed by Image Sensing Systems, Inc. (File No. 0-26056).
10.16	Amendment XV to Office Lease Agreement by and between Spruce Tree Centre L.L.P. and Image Sensing Systems, Inc. dated as of July 28, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 30, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).
10.17	Purchase Agreement dated August 27, 2021 between Image Sensing Systems, Inc. and T&Z Family Limited Partnership, incorporated by reference to the Current Report on Form 8-K dated September 2, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).

10.18	First Amendment to Purchase Agreement dated as of October 26, 2021 between Image Sensing Systems, Inc. and T&Z Family Limited Partnership, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated November 9, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).
10.19

Assignment and Assumption Agreement dated as of July 21, 2021 by and between Image Sensing Systems, Inc. and Autoscope Technologies Corporation, incorporated by reference to Exhibit 10.1 to the Form 8-K12B (File No. 0-26056).

10.20*

Employment Agreement dated February 1, 2022 among Autoscope Technologies Corporation, Image Sensing Systems, Inc. and Francis (Frank) G. Hallowell, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 1, 2022 filed by Autoscope Technologies Corporation (File No. 0-26056).

10.21*

Form of Stock Option Agreement for Autoscope Technologies Corporation, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 1, 2022 filed by Autoscope Technologies Corporation (File No. 0-26056).

10.22	Business Loan Agreement dated as of December 10, 2021 between Image Sensing Systems, Inc. and Coulee Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated December 16, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).

59

10.23	Promissory Note dated as of December 10. 2021 between Image Sensing Systems, Inc. and Coulee Bank, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated December 16, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).
10.24	Mortgage dated as of December 10, 2021 between Image Sensing Systems, Inc. and Coulee Bank, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated December 16, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).
10.25	Assignment of Rents dated as of December 10, 2021 between Image Sensing Systems, Inc. and Coulee Bank, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated December 16, 2021 filed by Autoscope Technologies Corporation (File No. 0-26056).
10.26*	Image Sensing Systems, Inc. 2005 Stock Incentive Plan, incorporated by reference to Appendix A to the Proxy Statement filed by Image Sensing Systems, Inc. on April 19, 2005 (File No. 0-26056).
21	List of Subsidiaries of Autoscope Technologies Corporation (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
99.1

Extension of Modification to Manufacturing, Distributing and Technology License Agreement dated May 31, 2002 by and between Image Sensing Systems, Inc. and Econolite, incorporated by reference to Exhibit 99.2 to the 2007 Form 10‑K.

99.2	Letter agreement dated June 19, 1997 by and between Image Sensing Systems, Inc. and Econolite, incorporated by reference to Exhibit 99.3 to the 2007 Form 10‑K.
99.3

License and Distribution Agreement dated January 2, 2011 by and among Image Sensing Systems, Inc., Econolite and Econolite Canada Inc., incorporated by reference to Exhibit 99.3 to the Annual Report on Form 10-K for the year ended December 31, 2011 filed by Image Sensing Systems, Inc. (File No. 0-26056).

*              Management contract or compensatory plan or arrangement.

**           Portions of this exhibit are treated as confidential pursuant to a request for confidential treatment filed by Image Sensing Systems, Inc. with the SEC.

***         Paper filing

                Copies of all exhibits not attached will be furnished without charge upon written request to the Company at the address set forth on the cover page of this Annual Report on Form 10-K.

60