Form 10-Q
period 2022-03-31
AUTOSCOPE TECHNOLOGIES CORP
filed 2022-05-16
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 0-26056

Autoscope Technologies Corporation

(Exact Name of Registrant as Specified in its Charter)

Minnesota	86-3685595
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1115 Hennepin Avenue
Minneapolis, MN	55403
Address of Principal Executive Offices	Zip Code

(612) 438-2363

Registrant’s Telephone Number, Including Area Code

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2022
Common Stock, $0.01 par value per share	5,391,488 shares

2

AUTOSCOPE TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements

Autoscope Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,407	$8,229
Accounts receivable, net of allowance for doubtful accounts of $4 and $18 respectively	2,454	2,369
Inventories	1,366	1,429
Investments in held-to-maturity debt securities	76	—
Investments in equity securities	343	—
Prepaid expenses and other current assets	996	355
Total current assets	9,642	12,382

Property and equipment:
Furniture and fixtures	136	136
Leasehold improvements	6	6
Equipment	953	994
Real property	2,059	2,059
	3,154	3,195
Accumulated depreciation	956	958
	2,198	2,237

Operating lease assets, net	14	58
Intangible assets, net	2,979	2,866
Deferred income taxes	4,825	4,824
Long-term investments in held-to-maturity debt securities	2,338	—
TOTAL ASSETS	$21,996	$22,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$406	$236
Deferred revenue	111	107
Warranty	125	128
Accrued compensation	53	132
Operating lease obligations	14	59
Current maturities of long-term debt	56	56
Other current liabilities	238	181
Total current liabilities	1,003	899

Long-term debt	1,660	1,674
TOTAL LIABILITIES	2,663	2,573

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,391,488 and 5,378,857
issued and outstanding at March 31, 2022 and December 31, 2021, respectively	54	54
Additional paid-in capital	25,396	25,167
Accumulated other comprehensive loss	(350)	(288)
Accumulated deficit	(5,767)	(5,139)
Total shareholders' equity	19,333	19,794
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,996	$22,367

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended March 31,
	2022	2021
Revenue:
Product sales	$934	$1,163
Royalties	1,818	1,816
	2,752	2,979
Cost of revenue:
Product sales	511	613
Royalties	105	93
	616	706
Gross profit	2,136	2,273

Operating expenses:
Selling, general and administrative	1,687	1,366
Research and development	428	496
	2,115	1,862
Income from operations	21	411
Other income	11	925
Investment income	5	—
Interest income (expense)	(18)	—
Income from operations before income taxes	19	1,336
Income tax expense	2	205
Net income	$17	$1,131
Net income per share:
Basic	$0.00	$0.21
Diluted	$0.00	$0.21

Weighted average number of common shares outstanding:
Basic	5,362	5,322
Diluted	5,377	5,342

See accompanying notes to the condensed consolidated financial statements.

5

Autoscope Technologies Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2022	2021
Net income	$17	$1,131
Other comprehensive income:
Foreign currency translation adjustment	(62)	(53)
Comprehensive income (loss)	$(45)	$1,078

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three-Month Periods Ended March 31,
	2022	2021
Operating activities:
Net income	$17	$1,131

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49	40
Software amortization	200	187
Amortization of deferred finance fees	1	—
Stock-based compensation	206	53
Deferred income tax expense	—	201
Forgiveness income from PPP Loan (Note N)	—	(931)
Loss on disposal of assets	5	—
Unrealized gain on equity investments	(6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(85)	(590)
Inventories	63	(59)
Prepaid expenses and other current assets	(641)	46
Accounts payable	167	(242)
Accrued expenses and other current liabilities	(21)	(22)
Net cash used for operating activities	(45)	(186)

Investing activities:
Capitalized software development costs	(313)	(123)
Purchases of property and equipment	(13)	(10)
Purchase of equity securities	(337)	—
Purchase of held-to-maturity debt securities	(2,414)	—
Net cash used for investing activities	(3,077)	(133)

Financing activities:
Stock for tax withholding	(9)	(24)
Dividends paid	(645)	—
Proceeds from exercised options	32	—
Principal payments on long-term debt	(15)	—
Net cash used for financing activities	(637)	(24)

Effect of exchange rate changes on cash	(63)	(50)
Change in cash and cash equivalents	(3,822)	(393)

Cash and cash equivalents at beginning of period	8,229	8,605
Cash and cash equivalents at end of period	$4,407	$8,212

Non-Cash investing and financing activities:
Purchase of property and equipment in accounts payable	3	3

See accompanying notes to the condensed consolidated financial statements.

AUTOSCOPE TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three-Month Period Ended March 31, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2020	5,352,626	$54	$24,968	$(150)	$(5,502)	$19,370

Stock-based compensation	7,035	—	53	—	—	53
Stock for tax withholding	(5,324)	—	(24)	—	—	(24)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(53)	—	(53)
Net income	—	—	—	—	1,131	1,131
Balance, March 31, 2021 (unaudited)	5,354,337	$54	$24,997	$(203)	$(4,371)	$20,477

	Three-Month Period Ended March 31, 2022
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2021	5,378,857	$54	$25,167	$(288)	$(5,139)	$19,794

Stock-based compensation	6,996	—	206	—	—	206
Stock options exercised	7,000	—	32	—	—	32
Stock for tax withholding	(1,365)	—	(9)	—	—	(9)
Dividends declared	—	—	—	—	(645)	(645)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(62)	—	(62)
Net income	—	—	—	—	17	17
Balance, March 31, 2022 (unaudited)	5,391,488	$54	$25,396	$(350)	$(5,767)	$19,333
See accompanying notes to the condensed consolidated financial statements

AUTOSCOPE TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2022

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

Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC.

Cash Dividend

On February 2, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on February 21, 2022, which was paid to shareholders on February 28, 2022.

On May 10, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business May 23, 2022, which is payable to shareholders on May 30, 2022.

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

Revenue disaggregated by revenue source for the three months ended March 31, 2022 and 2021 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended March 31,
	2022	2021
Product sales	$934	$1,163
Royalties	1,818	1,816
Total revenue	$2,752	$2,979

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $313,000 and $123,000 during the three-month periods ended March 31, 2022 and 2021, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both March 31, 2022 and 2021, we determined there was no impairment of intangible assets. At both March 31, 2022 and 2021, there were no indefinite-lived intangible assets.

Investments in Debt Securities

We classify investments in debt securities on the acquisition date and at each balance sheet date.  All investments in debt securities have been classified as held-to-maturity.  Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity.  Securities classified as held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using the straight-line method.

Investments in Equity Securities

We carry all investments in equity securities at fair value and record the subsequent changes in values in the Consolidated Statement of Operations as a component of investment gains or losses.

Note B: Recent Accounting Pronouncements

Accounting pronouncements recently adopted

None.

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

Note D: Investments in held-to-maturity debt securities

Investments in held-to-maturity debt securities as of March 31, 2022 are summarized by type below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. government	$300	$—	$(2)	$298
Corporate and other taxable bonds	1,679	—	(6)	1,673
Other	435	—	(1)	434
	$2,414	$—	$(9)	$2,405

The amortized cost and estimated fair value of held-to-maturity debt securities at March 31, 2022 are summarized below by contractual maturity dates (in thousands).

	Due in one year or less	Due after one year through five years	Mortgage-backed securities	Total
Amortized cost	$76	$2,038	$300	$2,414
Fair value(1)	76	2,031	298	2,405

The following table shows the gross unrealized holding losses and fair value of our held-to-maturity securities with unrealized holding losses, summarized by type of securities and length of time that individual securities had been in a continuous loss position deemed to be temporary as of March, 31, 2022 (in thousands).

	Less than 12 months		12 months or more		Total
	Fair value(1)	Gross unrealized losses	Fair value(1)	Gross unrealized losses	Fair value(1)	Gross unrealized losses
U.S. government	$298	$(2)	$—	$—	$298	$(2)
Corporate and other taxable bonds	1,673	(6)	—	—	1,673	(6)
Other	434	(1)	—	—	434	(1)
	$2,405	$(9)	$—	$—	$2,405	$(9)

We did not consider any of our held-to-maturity securities to be impaired as of March 31, 2022.  When evaluating for impairment we assess indicators that include but are not limited to, financial performance, changes in underlying credit ratings, market conditions and offers to purchase or sell.

(1)	The fair value of the Company's held-to-maturity debt securities are determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and are classified as level 2 fair value measurements.

Note E: Investments in equity securities

Investments in equity securities as of March 31, 2022 are summarized based on the primary industry of the investee in the table below (in thousands).

	Cost Basis	Net Unrealized Gains	Fair Value(2)
Banks and finance	$198	$1	$199
Consumer products	29	—	29
Health care	32	2	34
Industrial	22	1	23
Information technology	31	2	33
Utilities and communications	19	—	19
Other	6	—	6
	$337	$6	$343

(2)	The fair value of the Company's equity investments are determined based on readily available market data, and are classified as level 1 fair value measurements.

Note F: Inventories

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$887	$1,205
Components	479	224
Total	$1,366	$1,429

Note G: Operating Leases

The Company is subject to various non-cancelable operating leases for office space and IT equipment expiring at various dates through March 2023. These leases do not have significant rent escalation, holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

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

The cost components of our operating leases were as follows (in thousands):

	Three-Month Periods Ended March 31,
	2022	2021
Operating lease costs	$53	$55
Variable lease cost	50	43
Total	$103	$98

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases were as follows (in thousands) as of March 31, 2022:

Total
2022	$12
2023	2
2024 and thereafter	—
Total lease payments	14
Less: Interest	—
Present value of lease liabilities	$14

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2022:

March 31, 2022
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.87
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $53,000 and $55,000 for the three months ended March 31, 2022 and 2021, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. During the three months ended March 31, 2022, ISNS and Spruce Tree Centre L.L.P. entered into a lease agreement which increased operating lease assets and operating lease liabilities by $8,400. The Company is using this leased space to hold equipment that supports various traffic cameras in Saint Paul, Minnesota. The lease agreement, effective March 1, 2022, will expire on March 31, 2023. There were no operating lease assets obtained in exchange for new operating lease liabilities for the three months ended March 31, 2021.

On July 28, 2021, ISNS and Spruce Tree Centre L.L.P. entered into the Amendment, which amended the original Office Lease Agreement dated as of November 24, 1998 by and between ISNS and Spruce Tree (the "Original Lease"), as such Original Lease was subsequently amended (as so amended, the "Lease").  The Amendment was signed by Spruce Tree on July 28, 2021.  The Lease term was to expire on July 31, 2021.  The Amendment, which was effective August 1, 2021, extended the Lease through March 31, 2022.  In addition, the Amendment increased the monthly rent from $16,660 to $16,960 for the period from August 1, 2021 through March 31, 2022.

On August 27, 2021 (the "Effective Date"), ISNS and TJ&Z Family Limited Partnership, a Minnesota limited partnership ("TJ&Z"), entered into a Purchase Agreement (the "Original Agreement") under which ISNS purchased certain real and personal property (the "Property") from TJ&Z for a total purchase price of $2,050,000, subject to adjustments if certain conditions were not satisfied (the "Purchase Price").  The Property includes land and a building located at 1115 Hennepin Avenue, Minneapolis, Minnesota (the "Real Property").  The Original Agreement also provided for the sale by TJ&Z to ISNS of all of TJ&Z's interest under a billboard lease for a billboard located on the Real Property, as described in the Original Agreement.  The Original Agreement gave ISNS 60 days after the Effective Date (the "Inspection Period") during which to undertake any studies, tests, investigations, and inspections of the Property.  Effective as of on October 26, 2021, ISNS and TJ&Z entered into the First Amendment to Purchase Agreement (the “First Amendment”) that, among other things, extended the Inspection Period from October 26, 2021 to November 26, 2021, as to certain conditions only.  (The Original Agreement, as amended by the First Amendment, is referred to as the "Purchase Agreement.")  The First Amendment effectively extended the closing date to December 13, 2021 and required ISNS to pay $50,000 in earnest money in addition to the $50,000 in earnest money already paid by ISNS under the Original Agreement.  On December 10, 2021, ISNS closed (the "Closing") on the purchase of the Property under the terms of the Purchase Agreement and a loan in the original principal amount of $1,742,500 (the "Loan") from Coulee Bank to ISNS to finance the purchase of the Property. In addition to the $100,000 in earnest money paid by ISNS as described above and the $1,742,500 in Loan proceeds, at the Closing, ISNS paid $230,119 to finance the purchase of the Property and the payment of Closing costs. ISNS fully occupied the Property in February 2022.

The foregoing description of the Purchase Agreement and the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2021 and the First Amendment filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2021 and incorporated herein by reference.

The following is a schedule of minimum future rental income (in thousands) on the operating lease related to the billboard located on the Real Property as of March 31, 2022.

Total
2022	$29
2023	38
2024	38
2025	38
2026	38
2027 and thereafter	38
Total minimum future rental income	$219

The operating lease related to the billboard located on the Real Property is for an initial term of seven years, through December 31, 2027.  The lease automatically renews on an annual basis thereafter, cancellable by either party.

Note H: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	March 31, 2022
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,107	(2,056)	1,051	8.0
Echo development costs	1,852	(573)	1,279	7.0
IntellitraffiQ development costs	468	(439)	29	4.0
Software development in process costs	620	—	620	—
Total	$6,275	$(3,296)	$2,979	7.0

	December 31, 2021
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,107	(1,953)	1,154	8.0
Echo development costs	1,852	(506)	1,346	7.0
IntellitraffiQ development costs	468	(409)	59	4.0
Software development in process costs	307	—	307	—
Total	$5,962	$(3,096)	$2,866	6.6

Note I: Warranties

We generally provide a two to three year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Three-Month Periods Ended March 31,
	2022	2021

Beginning balance	$128	$141
Warranty provisions	5	12
Warranty claims	(2)	(7)
Adjustments to preexisting warranties	(4)	(13)
Currency	(2)	(3)
Ending balance	$125	$130

Note J: Stock-Based Compensation

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended March 31, 2022 and 2021 was $206,000 and $53,000, respectively. At March 31, 2022, 119,873 shares were available for grant under the 2014 Plan.

Stock Options

A summary of the stock option activity for the first three months of 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	12,000	$4.90	1.13	$19,860
Granted	120,000	$6.87	—	$—
Exercised	(7,000)	$4.55	—	$—
Expired	—	$—	—	$—
Forfeited	(2,000)	$7.10	—	$—

Options outstanding at March 31, 2022	123,000	$6.81	9.65	$6,480
Options exercisable at March 31, 2022	63,000	$6.74	9.47	$6,480

Stock options to purchase 7,000 shares were exercised, no stock options expired, and options to purchase 2,000 shares were forfeited during the three-month period ended March 31, 2022, and options to purchase 1,000 shares were forfeited during the three-month period ended March 31, 2021. During each of the three-month periods ended March 31, 2022 and 2021, we recognized $146,000 and no stock-based compensation expense related to stock options, respectively. As of March 31, 2022, there was $177,000 of unrecognized compensation cost related to non-vested stock options.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option is valued separately, with this value being recognized over the vesting period.  The weighted average per share grant date fair value of options to purchase 120,000 shares granted for the quarter ended March 31, 2022 was $2.32. The weighted average assumptions used to determine the fair value of stock options granted during 2022 is as follows:

2022
Expected life (in years)	3.59
Risk-free interest rate	1.44%
Expected volatility	70.29%
Dividend yield	6.95%

The expected life represents the period that the stock option awards are expected to be outstanding and was determined based on historical and anticipated future exercise and expiration patterns. The risk-free interest rate used is based on the yield of constant maturity U.S. Treasury bonds on the grant date with a remaining term equal to the expected life of the grant.  We estimate stock volatility based on a historical daily price observation.  The dividend yield assumption is based on the annualized current dividend divided by the share price on the grant date.

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

The following table summarizes restricted stock award activity for the first three months of 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2021	18,597	$5.72
Granted	6,996	6.43
Vested	(14,522)	5.71
Forfeited	—	—
Awards outstanding at March 31, 2022	11,071	$6.17

As of March 31, 2022, the total stock-based compensation expense related to non-vested awards not yet recognized was $44,000, which is expected to be recognized over a weighted average period of 2.03 years. During the three-month periods ended March 31, 2022 and March 31, 2021, we recognized $60,000 and $53,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note K: Income per Common Share

Net income per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 2,000 and 5,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended March 31, 2022 and 2021, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended March 31,
	2022	2021

Numerator:
Net income	$17	$1,131
Denominator:
Weighted average common shares outstanding	5,362	5,322
Dilutive potential common shares	15	20
Shares used in diluted net income per common share calculations	5,377	5,342
Basic net income per common share	$0.00	$0.21
Diluted net income per common share	$0.00	$0.21

Note L: Segment Information

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$1,982	$1,892	$770	$1,087	$2,752	$2,979
Gross profit	1,769	1,724	367	549	2,136	2,273
Amortization of intangible assets	105	92	95	95	200	187
Intangible assets	1,671	1,407	1,308	1,690	2,979	3,097

Note M: Restructuring and Exit Activities

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong and Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China.  During 2020, we initiated the closure of Image Sensing Systems EMEA Limited (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). At September 30, 2021, Image Sensing Systems (Shenzhen) Limited was fully closed. We incurred $1,000 and $16,000 for these entities' closure costs in the three-month periods ended March 31, 2022 and March 31, 2021, respectively.

In the second quarter of 2021, the Company began the process of forming a subsidiary in Chennai, India. Autoscope Technologies India Private Limited ("Autoscope India") was legally formed on October 14, 2021. Autoscope India's operations will solely focus on research and development.

Note N: Long-term Debt

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

Real Property Bank Loan

On December 10, 2021, ISNS entered into a Business Loan Agreement (the "Loan Agreement") with Coulee Bank (the "Bank") and issued a promissory note to the Bank (the "Note") in the original principal amount of $1,742,500 (the "Loan") to finance the purchase of the Property, including the Real Property.

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

Long-term Debt Maturities

Maturities of long-term debt, excluding deferred debt issuance costs, for the next five fiscal years are as follows (dollars in thousands):

Long-term Debt Maturities
2022	$44
2023	60
2024	63
2025	66
2026	1,496

The foregoing description of the Loan Agreement, the Promissory Note, the Mortgage and the Assignment does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement filed as Exhibit 10.3, the Promissory Note filed as Exhibit 10.4, the Mortgage filed as Exhibit 10.5, and the Assignment filed as Exhibit 10.6 to the Current Report on Form 8-K dated December 16, 2021 and incorporated herein by reference.
22

Note O: Commitments and Contingencies

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

Note P: Risks and Uncertainties

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

Although the COVID-19 restrictions imposed have been eased in many cases, the extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, including the scope, severity and duration of the pandemic; the actions taken to contain the pandemic or mitigate its impact, including the adoption, effectiveness, and availability of COVID-19 vaccines; the effect of any relaxation of current restrictions in the community and regions in which we, our customers and end users do business; the direct and indirect economic effects of the pandemic and containment measures; and the emergence of any additional COVID-19 variants. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and probably will continue to have, the effect of exacerbating many of the risks described in this Quarterly Report on Form 10-Q including, but not limited to, the following:

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

•

The trading prices for our common stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through any sales of our common stock, or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic or other developments and events could materially and adversely affect our business and the value of our common stock.

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
25

Because the majority of our end users are governmental entities, we are faced with challenges related to potential delays in purchasing decisions by those entities and changes in budgetary constraints. These contingencies could result in significant fluctuations in our revenue among periods. The ongoing economic environment in Europe and the United States, the COVID-19 pandemic declared in March 2020 and the outbreak of new COVID-19 variants are further adding to the unpredictability of purchasing decisions, creating more delays than usual and decreasing governmental budgets, and they are likely to continue to affect our revenue.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended March 31,
	2022	2021

Income from operations	$21	$411
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	200	187
Depreciation	49	40
Non-GAAP income from operations	$270	$638

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended March 31,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$1,982	$1,892	$770	$1,087	$2,752	$2,979
Gross profit	1,769	1,724	367	549	2,136	2,273
Amortization of intangible assets	105	92	95	95	200	187
Intangible assets	1,671	1,407	1,308	1,690	2,979	3,097

Results of Operations

The following tables set forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended March 31,
	2022	2021
Product sales	33.9%	39.0%
Royalties	66.1	61.0
Total revenue	100.0	100.0
Gross profit - product sales	45.3	47.3
Gross profit - royalties	94.2	94.9
Selling, general and administrative	61.3	45.9
Research and development	15.6	16.6
Income from operations	0.8	13.8
Income tax expense	0.1	6.9
Net income	0.6	38.0

Total revenue decreased to $2.8 million in the three-month period ended March 31, 2022 from $3.0 million in the same period in 2021, a decrease of 7.6%. Royalty income remained constant at $1.8 million in the first quarter of 2022 compared to the first quarter of 2021. Product sales decreased to $934,000 in the first quarter of 2022 from $1.2 million in the first quarter of 2021, a decrease of 19.7%. The decrease in product sales is primarily the result of labor shortages causing installation delays and impacting project timing.

Revenue for the Intersection segment increased to $2.0 million in the first quarter of 2022 from $1.9 million in the first quarter of 2021, an increase of 4.8%. Revenue for the Highway segment decreased to $770,000 in the first quarter of 2022 from $1.1 million in the first quarter of 2021, a decrease of 29.2%.

Gross margin percent for product sales decreased to 45.3% in the three months ended March 31, 2022 from 47.3% in the three months ended March 31, 2021. The dollar amount of product sales gross profit decreased $127,000, or 23.1%, in the three months ended March 31, 2022 compared to the prior year period. The decrease in product gross margin percent was primarily the result of a decrease in total product sales while software amortization expense remained the same.

Gross margin percent for royalty sales for the three months ended March 31, 2022 decreased to 94.2% from 94.9% in the same period in 2021. Gross profit from royalties increased $10,000, or 0.5%, in the three months ended March 31, 2022 compared to the prior year period. The decrease in royalty gross margin percent was due to slightly higher software amortization expense.

Selling, general and administrative expense was $1.7 million, or 61.3% of total revenue, in the first quarter of 2022 compared to $1.4 million, or 45.9% of total revenue, in the first quarter of 2021. The year-over-year increase for the first three months is due to the increased stock-based compensation expense and increased costs associated with resumed travel in the first three months of 2022.

Research and development expense decreased to $428,000, or 15.6% of total revenue, in the three-month period ended March 31, 2022, from $496,000, or 16.6% of total revenue, in the three-month period ended March 31, 2021. The decrease was due to higher capitalized software development costs in the three-month period ended March 31, 2022 of $313,000 compared to capitalized software costs of $123,000 for the same period in 2021.

The Company recognized other income of $931,000 for the forgiveness of the Paycheck Protection Program loan and accrued interest during the first quarter of 2021.  There were no comparable items in the first quarter of 2022.

There was $2,000 of tax expense in the three months ended March 31, 2022 compared to $205,000 in the prior year period.

Consolidated net income was $17,000, or $0.00 per basic share and diluted share, in the three-month period ended March 31, 2022 compared to a net income of $1.1 million, or $0.21 per basic and diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At March 31, 2022, we had $4.4 million in cash and cash equivalents compared to $8.2 million in cash and cash equivalents at December 31, 2021.

Net cash used for operating activities decreased to $45,000 in the first three months of 2022 compared to $186,000 in the same period in 2021.  The decrease is a result of an increase in accounts payable and accounts receivable, offset by an increase in other current assets. To avoid any unforeseen supply chain delays, the Company purchased an increased amount of inventory components in the first three months of 2022, compared to the prior year. Additionally, the Company agreed to advance funds to fill component gaps in Econolite's production of our vision cameras to avoid any future production delays.

Net cash used for investing activities was $3.1 million for the first three months of 2022 compared to net cash used for investing activities of $133,000 in the same period in 2021. The increase of the amount of net cash used for investing activities in the first three months of 2022, compared to the prior year period was primarily due to the purchase of $2.8 million of debt and equity securities and higher capitalized internal software development costs compared to the prior year period.

Net cash used for financing activities was $637,000 in the first three months of 2022 compared to net cash used for financing activities of $24,000 in the same period in 2021. The increase of the amount of net cash used was due to a quarterly cash dividend of $0.12 per share to shareholders paid during the three months ended March 31, 2022, whereas in the first three months of 2021, we paid no dividends.

We believe that cash and cash equivalents on hand at March 31, 2022 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for at least one year from March 31, 2022.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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
  disruptions in our supply chains; and
  conditions beyond our control such as war, terrorist attacks, health epidemics (including the COVID-19 pandemic caused by the coronavirus) and economic recession.

We caution that the forward-looking statements made in this report or in other announcements made by us are further qualified by the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31 2021, filed on March 22, 2022. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 3, 2022, there had been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022:

Exhibit Index

Exhibit Number	Description
3.1

Restated Articles of Incorporation of Autoscope Technologies Corporation, incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 12, 2021 (File No. 0-26056) (the "Second Quarter 2021 Form 10-Q").

3.2	Bylaws of Autoscope Technologies Corporation, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K dated July 21, 2021 (File No. 0-26056).
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Autoscope Technologies Corporation, included in Exhibit 3.1 to the Second Quarter 2021 Form 10-Q (File No. 0-26056).
4.1

First Amendment to Rights Agreement dated as of March 1, 2022 by and between Autoscope Technologies Corporation and Continental Stock Transfer & Trust Company, as rights agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 4, 2022 filed on March 10, 2022 (File NO. 0-26056).

10.1	Employment Agreement dated February 1, 2022 among Autoscope Technologies Corporation, Image Sensing Systems, Inc. and Francis (Frank) G. Hallowell, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2022 (File No. 0-26056).*
10.2	Form of Stock Option Agreement for Autoscope Technologies Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2022 (File No. 0-26056).*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of theSarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

*Management contract or compensatory plan or agreement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Autoscope Technologies Corporation

Dated: May 16, 2022	By:	/s/ Andrew T. Berger
Andrew T. Berger
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	By:	/s/ Frank G. Hallowell
Frank G. Hallowell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

