Form 10-Q
period 2022-06-30
AUTOSCOPE TECHNOLOGIES CORP
filed 2022-08-11
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2022
Common Stock, $0.01 par value per share	5,398,887 shares

2

AUTOSCOPE TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements

Autoscope Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,933	$8,229
Accounts receivable, net of allowance for doubtful accounts of $6 and $18 respectively	2,762	2,369
Inventories	1,475	1,429
Investments in available-for-sale debt securities	425	—
Investments in equity securities	247	—
Due from broker	481	—
Prepaid expenses and other current assets	913	355
Total current assets	8,236	12,382

Property and equipment:
Furniture and fixtures	136	136
Leasehold improvements	6	6
Equipment	972	994
Real property	2,059	2,059
	3,173	3,195
Accumulated depreciation	997	958
	2,176	2,237

Operating lease assets, net	9	58
Intangible assets, net	2,996	2,866
Deferred income taxes	4,811	4,824
Long-term investments in available-for-sale debt securities	3,011	—
TOTAL ASSETS	$21,239	$22,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$479	$236
Deferred revenue	112	107
Warranty	119	128
Accrued compensation	59	132
Operating lease obligations	10	59
Current maturities of long-term debt	57	56
Other current liabilities	133	181
Total current liabilities	969	899

Long-term debt	1,645	1,674
TOTAL LIABILITIES	2,614	2,573

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,398,887 and 5,378,857
issued and outstanding at June 30, 2022 and December 31, 2021, respectively	54	54
Additional paid-in capital	25,452	25,167
Accumulated other comprehensive loss	(543)	(288)
Accumulated deficit	(6,338)	(5,139)
Total shareholders' equity	18,625	19,794
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,239	$22,367

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales	$1,432	$1,305	$2,366	$2,468
Royalties	1,387	2,483	3,205	4,299
	2,819	3,788	5,571	6,767
Cost of revenue:
Product sales	719	730	1,230	1,343
Royalties	105	97	210	190
	824	827	1,440	1,533
Gross profit	1,995	2,961	4,131	5,234

Operating expenses:
Selling, general and administrative	1,324	1,516	3,009	2,882
Research and development	526	541	954	1,037
	1,850	2,057	3,963	3,919
Income from operations	145	904	168	1,315
Other income	10	—	21	925
Investment loss	(30)	—	(25)	—
Interest expense	(18)	—	(36)	—
Income from operations before income taxes	107	904	128	2,240
Income tax expense	33	152	36	357
Net income	$74	$752	$92	$1,883
Net income per share:
Basic	$0.01	$0.14	$0.02	$0.35
Diluted	$0.01	$0.14	$0.02	$0.35

Weighted average number of common shares outstanding:
Basic	5,381	5,341	5,371	5,332
Diluted	5,387	5,350	5,373	5,343

See accompanying notes to the condensed consolidated financial statements.

5

Autoscope Technologies Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2022	2021	2022	2021
Net income	$74	$752	$92	$1,883
Other comprehensive income:
Foreign currency translation adjustment	(131)	18	(193)	(35)
Comprehensive income (loss)	$(57)	$770	$(101)	$1,848

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six-Month Periods Ended June 30,
	2022	2021
Operating activities:
Net income	$92	$1,883

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	95	80
Software amortization	404	382
Amortization of deferred finance fees	1	—
Stock-based compensation	268	107
Deferred income tax expense	30	348
Forgiveness income from PPP Loan (Note N)	—	(931)
Loss on disposal of assets	5	1
Realized loss on equity investments	53	—
Unrealized loss on equity investments	3	—
Investment loss	6	—
Changes in operating assets and liabilities:
Accounts receivable, net	(393)	(1,237)
Inventories	(46)	47
Prepaid expenses and other current assets	(557)	50
Accounts payable	244	(212)
Accrued expenses and other current liabilities	(126)	191
Net cash provided by (used) for operating activities	79	709

Investing activities:
Capitalized software development costs	(534)	(178)
Purchases of property and equipment	(41)	(8)
Purchase of equity securities	(795)	—
Sale of equity securities	10	—
Purchase of debt securities	(3,521)	—
Net cash used for investing activities	(4,881)	(186)

Financing activities:
Stock for tax withholding	(15)	(35)
Dividends paid	(1,291)	(644)
Proceeds from exercised options	32	8
Principal payments on long-term debt	(29)	—
Net cash used for financing activities	(1,303)	(671)

Effect of exchange rate changes on cash	(191)	(30)
Change in cash and cash equivalents	(6,296)	(178)

Cash and cash equivalents at beginning of period	8,229	8,605
Cash and cash equivalents at end of period	$1,933	$8,427

Non-Cash investing and financing activities:
Sale of equity securities included in due from broker	481	—

See accompanying notes to the condensed consolidated financial statements.

AUTOSCOPE TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three-Month Period Ended June 30, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, March 31, 2021 (unaudited)	5,354,337	$54	$24,997	$(203)	$(4,371)	$20,477

Stock-based compensation	12,527	—	54	—	—	54
Stock options exercised	2,000	—	8	—	—	8
Stock for tax withholding	(1,678)	—	(11)	—	—	(11)
Dividends declared	—	—	—	—	(644)	(644)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	18	—	18
Net income	—	—	—	—	752	752
Balance, June 30, 2021 (unaudited)	5,367,186	$54	$25,048	$(185)	$(4,263)	$20,654

	Three-Month Period Ended June 30, 2022
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, March 31, 2022 (unaudited)	5,391,488	$54	$25,396	$(350)	$(5,767)	$19,333

Stock-based compensation	8,304	—	62	—	—	62
Stock for tax withholding	(905)	—	(6)	—	—	(6)
Dividends declared	—	—	—	—	(645)	(645)
Transfers of investments from held-to-maturity to available-for-sale classification	—	—	—	(62)	—	(62)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(131)	—	(131)
Net income	—	—	—	—	74	74
Balance, June 30, 2022 (unaudited)	5,398,887	$54	$25,452	$(543)	$(6,338)	$18,625
See accompanying notes to the condensed consolidated financial statements

	Six-Month Period Ended June 30, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2020	5,352,626	$54	$24,968	$(150)	$(5,502)	$19,370

Stock-based compensation	19,562	—	107	—	—	107
Stock options exercised	2,000	—	8	—	—	8
Stock for tax withholding	(7,002)	—	(35)	—	—	(35)
Dividends declared	—	—	—	—	(644)	(644)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(35)	—	(35)
Net income	—	—	—	—	1,883	1,883
Balance, June 30, 2021 (unaudited)	5,367,186	$54	$25,048	$(185)	$(4,263)	$20,654

	Six-Month Period Ended June 30, 2022
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2021	5,378,857	$54	$25,167	$(288)	$(5,139)	$19,794

Stock-based compensation	15,300	—	268	—	—	268
Stock options exercised	7,000	—	32	—	—	32
Stock for tax withholding	(2,270)	—	(15)	—	—	(15)
Dividends declared	—	—	—	—	(1,291)	(1,291)
Transfers of investments from held-to-maturity to available-for-sale classification	—	—	—	(62)	—	(62)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(193)	—	(193)
Net income	—	—	—	—	92	92
Balance, June 30, 2022 (unaudited)	5,398,887	$54	$25,452	$(543)	$(6,338)	$18,625
See accompanying notes to the condensed consolidated financial statements

AUTOSCOPE TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2022

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

Operating results for the three and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC.

Cash Dividend

On February 2, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business on February 21, 2022, which was paid to shareholders on February 28, 2022.

On May 10, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business May 23, 2022, which was paid to shareholders on May 30, 2022.

On August 9, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record on the close of business August 25, 2022, which is payable to shareholders on August 31, 2022.

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

Revenue disaggregated by revenue source for the three and six months ended June 30, 2022 and 2021 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales	$1,432	$1,305	$2,366	$2,468
Royalties	1,387	2,483	3,205	4,299
Total revenue	$2,819	$3,788	$5,571	$6,767

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we capitalized approximately $221,000 and $55,000 in the quarters ended June 30, 2022 and 2021, respectively, and $534,000 and $178,000 during the six-month periods ended June 30, 2022 and 2021, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both June 30, 2022 and 2021, we determined there was no impairment of intangible assets. At both June 30, 2022 and 2021, there were no indefinite-lived intangible assets.

Investments in Debt Securities

We classify investments in debt securities on the acquisition date and at each balance sheet date.  At March 31, 2022, all of our investments in debt securities were classified as held-to-maturity.  Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity.  Securities classified as held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using the straight-line method.

During the quarter ended June 30, 2022, we changed the classification of $3.4 million in fair value of our held-to-maturity debt securities to available-for-sale debt securities due to our sales of some of the held-to-maturity securities and that sale being inconsistent with our former intent to hold the securities to maturity. Thus, as of June 30, 2022, all investments in debt securities were classified as available-for-sale. The difference between the reclassified securities' amortized cost and fair value at the date of transfer of $62,000 was recognized as an unrealized loss recorded as a component of accumulated other comprehensive income.

Investments in Equity Securities

We carry all investments in equity securities at fair value and record the subsequent changes in values in the Consolidated Statement of Operations as a component of investment gains or losses.

Note B: Recent Accounting Pronouncements

Accounting pronouncements net yet adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")."  The amendments in ASU 2016-13 , among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (the “SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently evaluating the potential impact of ASU 2016‑13 on our consolidated financial statements.

The adoption of ASU 2016-13 could result in an increase in the allowance for bad debt on the Company's account receivables as a result of changing from an "incurred loss" model, which encompasses allowances for current known losses, to an "expected loss" model, which encompasses allowances for losses expected to be incurred on the Company's receivables.  While we are currently evaluating the potential impact of adopting ASU 2016-13, we expect the impact of adoption to be immaterial.

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

Note D: Investments in available-for-sale debt securities

Investments in available-for-sale debt securities as of June 30, 2022 are summarized by type below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. government	$609	$—	$(6)	$603
Corporate and other taxable bonds	2271	1	(31)	2,241
Other	635	—	(43)	592
	$3,515	$1	$(80)	$3,436

The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 2022 are summarized below by contractual maturity dates (in thousands).

	Due in one year or less	Due after one year through five years	Mortgage-backed securities	Total
Amortized cost	$428	$2,677	$410	$3,515
Fair value(1)	425	2,607	404	3,436

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, summarized by type of securities and length of time that individual securities had been in a continuous loss position deemed to be temporary as of June 30, 2022 (in thousands).

	Less than 12 months		12 months or more		Total
	Fair value(1)	Gross unrealized losses	Fair value(1)	Gross unrealized losses	Fair value(1)	Gross unrealized losses
U.S. government	$603	$(6)	$—	$—	$603	$(6)
Corporate and other taxable bonds	2,241	(30)	—	—	2,241	(30)
Other	592	(43)	—	—	592	(43)
	$3,436	$(79)	$—	$—	$3,436	$(79)

We did not consider any of our available-for-sale securities to be impaired as of June 30, 2022. When evaluating for impairment we assess indicators that include but are not limited to, financial performance, changes in underlying credit ratings, market conditions and offers to purchase or sell.

(1)	The fair value of the Company's available-for-sale debt securities are determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and are classified as level 2 fair value measurements.

Note E: Investments in equity securities

Investments in equity securities as of June 30, 2022 are summarized based on the primary industry of the investee in the table below (in thousands).

	Cost Basis	Net Unrealized Gains (Losses)	Fair Value(2)
Banks and finance	$250	$(3)	$247
	$250	$(3)	$247

(2)	The fair value of the Company's equity investments are determined based on readily available market data, and are classified as level 1 fair value measurements.

Note F: Inventories

Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$822	$1,205
Components	653	224
Total	$1,475	$1,429

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

The cost components of our operating leases were as follows (in thousands):

	Three-Month Periods Ended June 30,		Six Months Periods Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$4	$53	$57	$108
Variable lease cost	3	51	54	93
Total	$7	$104	$111	$201

Variable lease costs consist primarily of property taxes, insurance, and common area or other maintenance costs for our leased facilities and equipment, which are paid based on actual costs incurred by the lessor.

Maturities for our lease liabilities for all operating leases were as follows (in thousands) as of June 30, 2022:

Total
2022	$7
2023	3
2024 and thereafter	—
Total lease payments	10
Less: Interest	—
Present value of lease liabilities	$10

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of June 30, 2022:

June 30, 2022
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.64
Weighted average discount rate	4.75%

Cash paid for amounts included in the measurement of operating lease liabilities was $57,000 and $107,000 for the six months ended June 30, 2022 and 2021, respectively, and these amounts are included in operating activities in the condensed consolidated statements of cash flows. During the six months ended June 30, 2022, ISNS and Spruce Tree Centre L.L.P. entered into a lease agreement, which increased operating lease assets and operating lease liabilities by $8,400. The Company is using this leased space to hold equipment that supports various traffic cameras in Saint Paul, Minnesota. The lease agreement, effective March 1, 2022, will expire on March 31, 2023. There were no operating lease assets obtained in exchange for new operating lease liabilities for the three months ended June 30, 2022.

On July 28, 2021, ISNS and Spruce Tree Centre L.L.P. ("Spruce Tree") entered into an amendment (the "Amendment"), which amended the original Office Lease Agreement dated as of November 24, 1998 by and between ISNS and Spruce Tree (the "Original Lease"), as such Original Lease was subsequently amended (as so amended, the "Lease"). The Lease term was to expire on July 31, 2021.  The Amendment, which was effective August 1, 2021, extended the Lease through March 31, 2022.  In addition, the Amendment increased the monthly rent from $16,660 to $16,960 for the period from August 1, 2021 through March 31, 2022.

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

The following is a schedule of minimum future rental income (in thousands) on the operating lease related to the billboard located on the Company's Minnesota headquarters as of June 30, 2022.

Total
2022	$19
2023	38
2024	38
2025	38
2026	38
2027 and thereafter	38
Total minimum future rental income	$209

The operating lease related to the billboard located on the Real Property is for an initial term of seven years, through December 31, 2027.  The lease automatically renews on an annual basis thereafter, cancellable by either party.

Note H: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	June 30, 2022
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,107	(2,163)	944	8.0
Echo development costs	1,852	(638)	1,214	7.0
IntellitraffiQ development costs	468	(468)	—	—
Intellisight development costs	841	(3)	838	8.0
Total	$6,496	$(3,500)	$2,996	7.6

	December 31, 2021
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,107	(1,953)	1,154	8.0
Echo development costs	1,852	(506)	1,346	7.0
IntellitraffiQ development costs	468	(409)	59	4.0
Intellisight development costs	307	—	307	—
Total	$5,962	$(3,096)	$2,866	6.6

Note I: Warranties

We generally provide a two to three year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Six-Month Periods Ended June 30,
	2022	2021

Beginning balance	$128	$141
Warranty provisions	15	24
Warranty claims	(6)	(24)
Adjustments to preexisting warranties	(13)	3
Currency	(5)	(2)
Ending balance	$119	$142

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended June 30, 2022 and 2021 was $62,000 and $54,000, respectively. Stock-based compensation expense included in general and administrative expense for the six-month periods ended June 30, 2022 and 2021 was $114,000 and $107,000, respectively. At June 30, 2022, 612,474 shares were available for grant under the 2014 Plan.

Stock Options

A summary of the stock option activity for the first six months of 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	12,000	$4.90	1.13	$19,860
Granted	120,000	$6.87	—	$—
Exercised	(7,000)	$4.55	—	$—
Expired	—	$—	—	$—
Forfeited	(2,000)	$7.10	—	$—

Options outstanding at June 30, 2022	123,000	$6.81	9.40	$3,720
Options exercisable at June 30, 2022	63,000	$6.74	9.22	$3,720

Stock options to purchase 7,000 shares were exercised, no stock options expired, and options to purchase 2,000 shares were forfeited during the six-month period ended June 30, 2022, and options to purchase 2,000 were exercised and 1,000 shares were forfeited during the six-month period ended June 30, 2021. During each of the six-month periods ended June 30, 2022 and 2021, we recognized $154,000 and no stock-based compensation expense related to stock options, respectively. As of June 30, 2022, there was $123,000 of unrecognized compensation cost related to non-vested stock options.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option is valued separately, with this value being recognized over the vesting period.  The weighted average per share grant date fair value of options to purchase 120,000 shares granted for the quarter ended June 30, 2022 was $2.32. The weighted average assumptions used to determine the fair value of stock options granted during 2022 is as follows:

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

The following table summarizes restricted stock award activity for the first six months of 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2021	18,597	$5.72
Granted	15,300	5.88
Vested	(24,629)	5.75
Forfeited	—	—
Awards outstanding at June 30, 2022	9,268	$5.90

As of June 30, 2022, the total stock-based compensation expense related to non-vested awards not yet recognized was $36,000, which is expected to be recognized over a weighted average period of 1.66 years. During the six-month periods ended June 30, 2022 and June 30, 2021, we recognized $114,000 and $107,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note K: Income per Common Share

Net income per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 120,000 and 2,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended June 30, 2022 and 2021, respectively, and 100,099 and 2,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the six-month periods ended June 30, 2022 and 2021, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2022	2021	2022	2021

Numerator:
Net income	$74	$752	$92	$1,883
Denominator:
Weighted average common shares outstanding	5,381	5,341	5,371	5,332
Dilutive potential common shares	6	9	2	11
Shares used in diluted net income per common share calculations	5,387	5,350	5,373	5,343
Basic net income per common share	$0.01	$0.14	$0.02	$0.35
Diluted net income per common share	$0.01	$0.14	$0.02	$0.35

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$1,456	$2,637	$1,363	$1,151	$2,819	$3,788
Gross profit	1,305	2,437	690	524	1,995	2,961
Amortization of intangible assets	105	97	99	98	204	195
Intangible assets	1,782	1,364	1,214	1,593	2,996	2,957

	Six Months Ended June 30,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$3,438	$4,529	$2,133	$2,238	$5,571	$6,767
Gross profit	3,074	4,161	1,057	1,073	4,131	5,234
Amortization of intangible assets	210	190	194	192	404	382
Intangible assets	1,782	1,364	1,214	1,593	2,996	2,957

Note M: Restructuring and Exit Activities

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong and Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China. During 2020, we initiated the closure of Image Sensing Systems EMEA Limited (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). At September 30, 2021, Image Sensing Systems (Shenzhen) Limited was fully closed. We incurred $1,000 and $23,000 for these entities' closure costs in the six-month periods ended June 30, 2022 and June 30, 2021, respectively.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans made under the PPP after 24 weeks if the recipients use the PPP loan proceeds for eligible purposes, including payroll costs, mortgage interest, rent or utility costs and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. On February 2, 2021, the Company was notified by the Lender that the Lender had received payment in full of the PPP Loan from the United States government, and the Company's PPP Loan had been forgiven.  The Company recognized the amount of the PPP Loan principal and accrued interest forgiven totaling approximately $931,000 as other non-operating income in the first quarter of 2021.

Real Property Bank Loan

On December 10, 2021, ISNS entered into a Business Loan Agreement (the "Loan Agreement") with Coulee Bank (the "Bank") and issued a promissory note to the Bank (the "Note") in the original principal amount of $1,742,500 (the "Loan") to finance the purchase of the Company's Minnesota headquarters located at 1115 Hennepin Avenue, Minneapolis, Minnesota (Real Property).

The Note has a term of five years and bears interest at the fixed annual rate of 3.95% unless ISNS defaults under the terms of the Note, in which case a higher interest rate will go into effect calculated as provided in the Note.  The Note is payable in 59 consecutive monthly payments of principal and interest of $10,566, with the first payment due on January 10, 2022 and one final payment consisting of the balance of the entire remaining principal amount together with all accrued and unpaid interest, estimated at $1,438,256, due and payable on December 10, 2026.  There is no prepayment penalty unless ISNS finances the Loan with another lender, in which case ISNS would be obligated to pay a prepayment penalty to the Bank equal to 1% of the unpaid principal.

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

Long-term Debt Maturities

Maturities of long-term debt, excluding deferred debt issuance costs, for the next five fiscal years are as follows (dollars in thousands):

Long-term Debt Maturities
2022	$29
2023	60
2024	63
2025	66
2026	1,496

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
26

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

Key Financial Terms and Metrics

Revenue. We derive revenue from two sources: (1) royalties received from Econolite for sales of the Autoscope video systems in the United States, Mexico, Canada and the Caribbean and (2) revenue received from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems in Europe and Asia.  Autoscope video royalties are calculated using a profit sharing model in which the gross profits on sales of product made through Econolite are shared equally with Econolite.  This royalty arrangement has the benefit of decreasing our cost of revenues and our selling, marketing and product support expenses because these costs and expenses are borne primarily by Econolite. Although this royalty model has a positive impact on our gross margin, it also negatively impacts our total revenue, which would be higher if all the sales made by Econolite were made directly by us. The royalty arrangement is exclusive under the long-term Manufacturing, Distributing and Technology Agreement dated as of June 11, 1991, as amended (the “Econolite Agreement”), between the Company and Econolite.

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2022	2021	2022	2021

Income from operations	$145	$904	$168	$1,315
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	204	195	404	382
Depreciation	46	40	95	80
Non-GAAP income from operations	$395	$1,139	$667	$1,777

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended June 30,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$1,456	$2,637	$1,363	$1,151	$2,819	$3,788
Gross profit	1,305	2,437	690	524	1,995	2,961
Amortization of intangible assets	105	97	99	98	204	195
Intangible assets	1,782	1,364	1,214	1,593	2,996	2,957

	Six Months Ended June 30,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$3,438	$4,529	$2,133	$2,238	$5,571	$6,767
Gross profit	3,074	4,161	1,057	1,073	4,131	5,234
Amortization of intangible assets	210	190	194	192	404	382
Intangible assets	1,782	1,364	1,214	1,593	2,996	2,957

Results of Operations

The following tables set forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended June 30,
	2022	2021
Product sales	50.8%	34.5%
Royalties	49.2	65.5
Total revenue	100.0	100.0
Gross profit - product sales	49.8	44.1
Gross profit - royalties	92.4	96.1
Selling, general and administrative	47.0	40.0
Research and development	18.7	14.3
Income from operations	5.1	23.9
Other income, net	0.4	—
Income tax expense	1.2	4.0
Net income	2.6	19.9

	Six-Month Periods Ended June 30,
	2022	2021
Product sales	42.5%	36.5%
Royalties	57.5	63.5
Total revenue	100.0	100.0
Gross profit - product sales	48.0	45.6
Gross profit - royalties	93.4	95.6
Selling, general and administrative	54.0	42.6
Research and development	17.1	15.3
Income from operations	3.0	19.4
Other income, net	0.4	13.7
Income tax expense	0.6	5.3
Net income	1.7	27.8

Total revenue decreased to $2.8 million in the three-month period ended June 30, 2022 from $3.8 million in the same period in 2021, a decrease of 25.6%, and decreased to $5.6 million in the first six months of 2022 from $6.8 million in the same period in 2021, a decrease of 17.7%. Royalty revenue decreased to $1.4 million in the second quarter of 2022 from $2.5 million in the second quarter of 2021, a decrease of 44.1%. The decrease in royalty revenue is primarily due to component shortages during the second quarter of 2022, which resulted in the purchase of higher costing alternative components and a slowdown in production that resulted in delayed order fulfillment. Product sales increased to $1.4 in the second quarter of 2022 from $1.3 million in the second quarter of 2021, an increase of 9.7%, and decreased to $2.4 million in the first six months of 2022 from $2.5 million in the first six months of 2021, a decrease of 4.1%. The increase in product sales in the second quarter of 2022 compared to the second quarter of 2021 is due to increased adoption of the Echo product line. The decrease in year-to-date product sales in the first six months of 2022 compared to the first six months of 2021 is primarily the result of labor shortages causing installation delays and impacting project timing. While royalty revenues in the second quarter 2022 were down, the Company has not seen a material change in current pipeline sales or backlog for its Autoscope Vision product.

Revenue for the Intersection segment decreased to $1.5 million in the second quarter of 2022 from $2.6 million in the second quarter of 2021, a decrease of 44.8%. Revenue for the Intersection segment decreased to $3.4 million in the first six months of 2022 from $4.5 million in the first six months of 2021, a decrease of 24.1%. Revenue for the Highway segment increased to $1.4 million in the second quarter of 2022 from $1.2 million in the second quarter of 2021, an increase of 18.4%. Revenue for the Highway segment decreased to $2.1 million in the first six months of 2022 from $2.2 million in the first six months of 2021, a decrease of 4.7%.

Gross margin percent for product sales increased to 49.8% in the three months ended June 30, 2022 from 44.1% in the three months ended June 30, 2021. The dollar amount of product sales gross profit increased $138,000, or 24.0%, in the three months ended June 30, 2022 compared to the prior year period. Gross margin percent for product sales increased to 48.0% in the first six months of 2022 from 45.6% in the first six months of 2021. The increase in product gross margin percent was primarily the result of an increase in total product sales and a significant increase in warranty expense in 2021, with no comparable items in 2022.

Gross margin percent for royalty sales for the three months ended June 30, 2022 decreased to 92.4% from 96.1% in the same period in 2021. Gross profit from royalties decreased by $1.1 million, or 46.3%, in the three months ended June 30, 2022 compared to the prior year period. Gross margin percent for royalty sales for the six months ended June 30, 2022 decreased to 93.4% from 95.6% in the same period in 2021. The decrease in royalty gross margin percent is primarily attributable to the sourcing of higher cost components to avoid manufacturing disruptions.

Selling, general and administrative expense was $1.3 million, or 47.0% of total revenue, in the second quarter of 2022 compared to $1.5 million, or 40.0% of total revenue, in the second quarter of 2021, and it increased to $3.0 million, or 54.0% of total revenue, in the first six months of 2022 compared to $2.9 million, or 42.6% of total revenue, in the first six months of 2021. The year-over-year increase for the first six months is due to the increased stock-based compensation expense and increased costs associated with resumed travel in the first six months of 2022.

Research and development expense decreased to $526,000, or 18.7% of total revenue, in the three-month period ended June 30, 2022, from $541,000, or 14.3% of total revenue, in the three-month period ended June 30, 2021, and it decreased to $954,000 million, or 17.1% of total revenue, in the six-month period ended June 30, 2022 from $1.0 million, or 15.3% of total revenue, in the six-month period ended June 30, 2021. The decrease was due to higher capitalized software development costs in the six-month period ended June 30, 2022 of $534,000 compared to capitalized software costs of $178,000 for the same period in 2021.

The Company recognized other income of $931,000 for the forgiveness of the Paycheck Protection Program loan and accrued interest during the first six months of 2021.  There were no comparable items in the first six months of 2022.

There was $33,000 and $152,000 of income tax expense recorded in the three months ended June 30, 2022 and 2021, respectively, and $36,000 and $357,000 of income tax expense recorded in the six months ended June 30, 2022 and 2021, respectively.

Consolidated net income was $74,000, or $0.01 per basic share and diluted share, in the three-month period ended June 30, 2022 compared to a net income of $752,000, or $0.14 per basic and diluted share, in the comparable prior year period. Consolidated net income was $92,000, or $0.02 per basic and diluted share, in the six-month period ended June 30, 2022 compared to a net income of $1.9 million, or $0.35 per basic and diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At June 30, 2022, we had $1.9 million in cash and cash equivalents compared to $8.2 million in cash and cash equivalents at December 31, 2021.

Net cash used for operating activities was $79,000 in the first six months of 2022 compared to net cash provided by operating activities of $709,000 in the same period in 2021.  The decrease in cash provided by operating activities was a result of a decrease in net income and operating assets and liabilities. To avoid any unforeseen supply chain delays, the Company purchased an increased amount of inventory components in the first six months of 2022 compared to the prior year. Additionally, the Company agreed to advance funds to fill component gaps in Econolite's production of our vision cameras to avoid any future production delays.

Net cash used for investing activities was $4.9 million for the first six months of 2022 compared to $186,000 in the same period in 2021. The increase of the amount of net cash used for investing activities in the first six months of 2022 compared to the prior year period was primarily due to the purchase of $4.3 million of debt and equity securities and higher capitalized internal software development costs compared to the prior year period.

Net cash used for financing activities was $1.3 million in the first six months of 2022 compared to net cash used for financing activities of $671,000 in the same period in 2021. The increase of the amount of net cash used for financing activities was due to quarterly cash dividends of $0.12 per share to shareholders paid to shareholders in the first and second quarters of 2022, whereas we paid no dividends in the first quarter of 2021.

We believe that cash and cash equivalents on hand at June 30, 2022 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for at least one year from June 30, 2022.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2022 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31 2021, filed on March 22, 2022. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 11, 2022, there had been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022:

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

Autoscope Technologies Corporation

Dated: August 11, 2022	By:	/s/ Andrew T. Berger
Andrew T. Berger
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2022	By:	/s/ Frank G. Hallowell
Frank G. Hallowell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

