Form 10-Q
period 2022-09-30
AUTOSCOPE TECHNOLOGIES CORP
filed 2022-11-16
CIK 943034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2022
Common Stock, $0.01 par value per share	5,407,707 shares

2

AUTOSCOPE TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements

Autoscope Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share information)

	September 30, 2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,411	$8,229
Accounts receivable, net of allowance for doubtful accounts of $11 and $18, respectively	3,712	2,369
Inventories	2,468	1,429
Investments in available-for-sale debt securities	422	—
Investments in equity securities	245	—
Prepaid expenses and other current assets	374	355
Total current assets	10,632	12,382

Property and equipment:
Furniture and fixtures	135	136
Leasehold improvements	6	6
Equipment	988	994
Real property	2,059	2,059
	3,188	3,195
Accumulated depreciation	1,033	958
	2,155	2,237

Operating lease assets, net	5	58
Intangible assets, net	2,798	2,866
Deferred income taxes	4,699	4,824
Long-term investments in available-for-sale debt securities	1,526	—
TOTAL ASSETS	$21,815	$22,367

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,088	$236
Deferred revenue	115	107
Warranty	109	128
Accrued compensation	40	132
Operating lease obligations	6	59
Current maturities of long-term debt	58	56
Other current liabilities	109	181
Total current liabilities	1,525	899

Commitments and contingencies
Long-term debt	1,631	1,674
TOTAL LIABILITIES	3,156	2,573

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized, 5,407,707 and 5,378,857
issued and outstanding at September 30, 2022 and December 31, 2021, respectively	54	54
Additional paid-in capital	25,513	25,167
Accumulated other comprehensive loss	(564)	(288)
Accumulated deficit	(6,344)	(5,139)
Total shareholders' equity	18,659	19,794
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,815	$22,367

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$548	$805	$2,914	$3,273
Royalties	2,607	2,467	5,812	6,766
	3,155	3,272	8,726	10,039
Cost of revenue:
Product sales	453	480	1,683	1,823
Royalties	105	105	315	295
	558	585	1,998	2,118
Gross profit	2,597	2,687	6,728	7,921

Operating expenses:
Selling, general and administrative	1,220	1,334	4,229	4,216
Research and development	581	644	1,535	1,681
	1,801	1,978	5,764	5,897
Income from operations	796	709	964	2,024
Other income	10	—	29	925
Investment income (loss)	8	—	(17)	—
Interest expense	(18)	—	(53)	—
Income from operations before income taxes	796	709	923	2,949
Income tax expense	152	96	187	453
Net income	$644	$613	$736	$2,496
Net income per share:
Basic	$0.12	$0.11	$0.14	$0.47
Diluted	$0.12	$0.11	$0.14	$0.47

Weighted average number of common shares outstanding:
Basic	5,391	5,349	5,378	5,338
Diluted	5,395	5,361	5,387	5,351
See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2022	2021	2022	2021
Net income	$644	$613	$736	$2,496
Other comprehensive income:
Unrealized loss on available for sale debt securities, net of tax	(17)	—	(17)	—
Foreign currency translation adjustment	(4)	(65)	(197)	(100)
Comprehensive income	$623	$548	$522	$2,396

See accompanying notes to the condensed consolidated financial statements.

Autoscope Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine-Month Periods Ended September 30,
	2022	2021
Operating activities:
Net income	$736	$2,496

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	119	112
Software amortization	602	579
Amortization of debt issuance costs	2	—
Stock-based compensation	329	164
Deferred income tax expense	147	486
Forgiveness income from PPP Loan (Note N)	—	(931)
Loss on disposal of assets	5	1
Realized loss on AFS investments	20	—
Realized loss on equity investments	53	—
Unrealized loss on equity investments	5	—
Noncash investment income	(5)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,343)	(236)
Inventories	(1,039)	(715)
Prepaid expenses and other current assets	(19)	(87)
Accounts payable	852	(380)
Accrued expenses and other current liabilities	(175)	—
Net cash provided by for operating activities	289	1,489

Investing activities:
Capitalized software development costs	(534)	(178)
Purchases of property and equipment	(61)	(8)
Purchases of equity securities	(795)	—
Sale of equity securities	492	—
Purchases of debt securities	(3,521)	—
Sale of debt securities	1,456	—
Net cash used for investing activities	(2,963)	(186)

Financing activities:
Stock for tax withholding	(15)	(35)
Dividends paid	(1,941)	(1,288)
Proceeds from exercised options	32	8
Proceeds from PPP loan	—	—
Principal payments on long-term debt	(43)	—
Net cash used for financing activities	(1,967)	(1,315)

Effect of exchange rate changes on cash	(177)	(91)
Change in cash and cash equivalents	(4,818)	(103)

Cash and cash equivalents at beginning of period	8,229	8,605
Cash and cash equivalents at end of period	$3,411	$8,502

Non-Cash investing and financing activities:
Cash paid for interest	$53	$—

See accompanying notes to the condensed consolidated financial statements.

AUTOSCOPE TECHNOLOGIES CORPORATION

Condensed Consolidated Statements of Shareholders' Equity

(in thousands, except share data)

	Three-Month Period Ended September 30, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2021 (unaudited)	5,367,186	$54	$25,048	$(185)	$(4,263)	$20,654

Stock-based compensation	5,032	—	57	—	—	57
Dividends declared	—	—	—	—	(644)	(644)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(65)	—	(65)
Net income	—	—	—	—	613	613
Balance, September 30, 2021 (unaudited)	5,372,218	$54	$25,105	$(250)	$(4,294)	$20,615

	Three-Month Period Ended September 30, 2022
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, June 30, 2022 (unaudited)	5,398,887	$54	$25,452	$(543)	$(6,338)	$18,625

Stock-based compensation	8,820	—	61	—	—	61
Dividends declared	—	—	—	—	(650)	(650)
Comprehensive income:
Unrealized loss on available for sale debt securities, net of tax	—	—	—	(17)	—	(17)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net income	—	—	—	—	644	644
Balance, September 30, 2022 (unaudited)	5,407,707	$54	$25,513	$(564)	$(6,344)	$18,659
See accompanying notes to the condensed consolidated financial statements

	Nine-Month Period Ended September 30, 2021
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2020	5,352,626	$54	$24,968	$(150)	$(5,502)	$19,370

Stock-based compensation	24,594	—	164	—	—	164
Stock options exercised	2,000	—	8	—	—	8
Stock for tax withholding	(7,002)	—	(35)	—	—	(35)
Dividends declared	—	—	—	—	(1,288)	(1,288)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(100)	—	(100)
Net income	—	—	—	—	2,496	2,496
Balance, September 30, 2021 (unaudited)	5,372,218	$54	$25,105	$(250)	$(4,294)	$20,615

	Nine-Month Period Ended September 30, 2022
	Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

Balance, December 31, 2021	5,378,857	$54	$25,167	$(288)	$(5,139)	$19,794

Stock-based compensation	24,120	—	329	—	—	329
Stock options exercised	7,000	—	32	—	—	32
Stock for tax withholding	(2,270)	—	(15)	—	—	(15)
Dividends declared	—	—	—	—	(1,941)	(1,941)
Transfers of investments from held-to-maturity to available-for-sale classification	—	—	—	(62)	—	(62)
Comprehensive income:
Unrealized loss on available for sale debt securities, net of tax	—	—	—	(17)	—	(17)
Foreign currency translation adjustment	—	—	—	(197)	—	(197)
Net income	—	—	—	—	736	736
Balance, September 30, 2022 (unaudited)	5,407,707	$54	$25,513	$(564)	$(6,344)	$18,659
See accompanying notes to the condensed consolidated financial statements

AUTOSCOPE TECHNOLOGIES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2022

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

Operating results for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC.

Cash Dividend

On February 2, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record at the close of business on February 21, 2022, which was paid to shareholders on February 28, 2022.

On May 10, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record at the close of business on May 23, 2022, which was paid to shareholders on May 30, 2022.

On August 9, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record at the close of business on August 25, 2022, which was paid to shareholders on August 31, 2022.

On November 8, 2022, the Board of Directors of the Company approved a cash dividend of $0.12 per share to shareholders of record at the close of business on November 28, 2022, which is payable to shareholders on December 5, 2022.

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

Revenue disaggregated by revenue source for the three and nine months ended September 30, 2022 and 2021 consists of the following (in thousands); revenue excludes sales and usage-based taxes when or if it has been determined that we are acting as a pass-through agent:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales	$548	$805	$2,914	$3,273
Royalties	2,607	2,467	5,812	6,766
Total revenue	$3,155	$3,272	$8,726	$10,039

Product Sales:

Product revenue is generated primarily from the direct sales of our RTMS radar systems worldwide and our Autoscope video systems in Europe and Asia. Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the amount we expect to receive in exchange for those goods or services.

Certain product sales may contain multiple performance obligations for revenue recognition purposes. Multiple performance obligations may include hardware, software, installation services, training, support, and extended warranties.  In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. For performance obligations without observable stand-alone prices charged to customers, we evaluate the adjusted market assessment approach, the expected cost-plus margin approach, and stand-alone sales to estimate the stand-alone selling prices.

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

We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The term between invoicing and when payment is due is less than one year. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

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

Capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value have been expensed in the period in which such a determination is made. Subsequent to reaching technological feasibility for certain software products, we did not capitalize any software development cost in the quarters ended September 30, 2022 and 2021, and we capitalized $534,000 and $178,000 of software development costs during the nine-month periods ended September 30, 2022 and 2021, respectively.

Intangible assets with finite lives are amortized on a straight-line basis over the expected period to be benefited by future cash flows and reviewed for impairment. At both September 30, 2022 and 2021, we determined there was no impairment of intangible assets. At both September 30, 2022 and 2021, there were no indefinite-lived intangible assets.

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

During the quarter ended June 30, 2022, we changed the classification of $3.4 million in fair value of our held-to-maturity debt securities to available-for-sale debt securities due to our sales of some of the held-to-maturity securities and that sale being inconsistent with our former intent to hold the securities to maturity. The difference between the reclassified securities' amortized cost and fair value at the date of transfer of $62,000 was recognized as an unrealized loss recorded as a component of accumulated other comprehensive income during the second quarter of 2022.  As of September 30, 2022, all investments in debt securities were classified as available-for-sale.

Investments in Equity Securities

We carry all investments in equity securities at fair value and record the subsequent changes in values in the Consolidated Statement of Operations as a component of investment income or loss.

Note B: Recent Accounting Pronouncements

Accounting pronouncements net yet adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")."  The amendments adopted in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU Nos 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the SEC and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently evaluating the potential impact of ASU 2016‑13 on its consolidated financial statements.

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

Note D: Investments in available-for-sale debt securities

Investments in available-for-sale debt securities as of September 30, 2022 are summarized by type below (in thousands).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value(1)
U.S. government	$199	$—	$(3)	$196
Corporate and other taxable bonds	1,214	—	(28)	1,186
Other	635	—	(69)	566
	$2,048	$—	$(100)	$1,948

The amortized cost and estimated fair value of available-for-sale debt securities at September 30, 2022 are summarized below by contractual maturity dates (in thousands).

	Due in one year or less	Due after one year through five years	Mortgage-backed securities	Total
Amortized cost	$428	$1,620	$—	$2,048
Fair value(1)	$422	$1,526	$—	$1,948

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, summarized by type of securities and length of time that individual securities had been in a continuous loss position deemed to be temporary as of September 30, 2022 (in thousands).

	Less than 12 months		12 months or more		Total
	Fair value(1)	Gross unrealized losses	Fair value(1)	Gross unrealized losses	Fair value(1)	Gross unrealized losses
U.S. government	$196	$(3)	$—	$—	$196	$(3)
Corporate and other taxable bonds	1,186	(28)	—	—	1,186	(28)
Other	566	(69)	—	—	566	(69)
	$1,948	$(100)	$—	$—	$1,948	$(100)

We did not consider any of our available-for-sale securities to be impaired as of September 30, 2022. When evaluating for impairment we assess indicators that include but are not limited to, financial performance, changes in underlying credit ratings, market conditions and offers to purchase or sell.

(1)	The fair value of the Company's available-for-sale debt securities are determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly and are classified as level 2 fair value measurements.

Note E: Investments in equity securities

Investments in equity securities as of September 30, 2022 are summarized based on the primary industry of the investee in the table below (in thousands).

	Cost Basis	Net Unrealized Gains (Losses)	Fair Value(2)
Banks and finance	$250	$(5)	$245
	$250	$(5)	$245

(2)	The fair value of the Company's equity investments are determined based on readily available market data and are classified as level 1 fair value measurements.

Note F: Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$2,018	$1,205
Components	450	224
Total	$2,468	$1,429

Note G: Intangible Assets

Intangible assets consisted of the following (dollars in thousands):

	September 30, 2022
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,107	(2,267)	840	8.0
Echo development costs	1,852	(706)	1,146	7.0
IntellitraffiQ development costs	468	(468)	—	—
IntelliSight development costs	841	(29)	812	8.0
Total	$6,496	$(3,698)	$2,798

	December 31, 2021
				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful Life
	Amount	Amortization	Value	(in Years)
Wrong Way development costs	$228	$(228)	$—	—
Vision development costs	3,107	(1,953)	1,154	8.0
Echo development costs	1,852	(506)	1,346	7.0
IntellitraffiQ development costs	468	(409)	59	4.0
IntelliSight development costs	307	—	307	—
Total	$5,962	$(3,096)	$2,866

Note H: Warranties

We generally provide a two to three year warranty on product sales. Reserves to honor warranty claims are estimated and recorded at the time of sale based on historical claim information and are analyzed and adjusted periodically based on actual claim trends.

Warranty liability and related activity consisted of the following (in thousands):

	Nine-Month Periods Ended September 30,
	2022	2021

Beginning balance	$128	$141
Warranty provisions	18	30
Warranty claims	(29)	(35)
Adjustments to preexisting warranties	1	(5)
Currency	(9)	(4)
Ending balance	$109	$127

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

Compensation expense, net of estimated forfeitures, is recognized ratably over the vesting period. Stock-based compensation expense included in general and administrative expense for the three-month periods ended September 30, 2022 and 2021 was $61,000 and $57,000, respectively. Stock-based compensation expense included in general and administrative expense for the nine-month periods ended September 30, 2022 and 2021 was $329,000 and $164,000, respectively. At September 30, 2022, 603,654 shares were available for grant under the 2014 Plan.

Stock Options

A summary of the stock option activity for the first nine months of 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	12,000	$4.90	1.13	$19,860
Granted	120,000	$6.87	—	$—
Exercised	(7,000)	$4.55	—	$—
Expired	—	$—	—	$—
Forfeited	(2,000)	$7.10	—	$—

Options outstanding at September 30, 2022	123,000	$6.81	9.15	$990
Options exercisable at September 30, 2022	63,000	$6.74	8.97	$990

Stock options to purchase 7,000 shares were exercised, no stock options expired, and options to purchase 2,000 shares were forfeited during the nine-month period ended September 30, 2022, and options to purchase 2,000 shares were exercised and 1,000 shares were forfeited during the nine-month period ended September 30, 2021. During each of the nine-month periods ended September 30, 2022 and 2021, we recognized $163,000 and no stock-based compensation expense related to stock options, respectively. As of September 30, 2022, there was $115,000 of unrecognized compensation cost related to non-vested stock options.

The fair value of stock options granted under stock-based compensation programs has been estimated as of the date of each grant using the multiple option form of the Black-Scholes valuation model, based on the grant price and assumptions regarding the expected life, stock price volatility, dividends, and risk-free interest rates. Each vesting period of an option is valued separately, with this value being recognized over the vesting period.  The weighted average per share grant date fair value of options to purchase 120,000 shares granted for the nine months ended September 30, 2022 was $2.32. The weighted average assumptions used to determine the fair value of stock options granted during 2022 is as follows:

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

The following table summarizes restricted stock award activity for the first nine months of 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Awards outstanding December 31, 2021	18,597	$5.72
Granted	24,120	5.60
Vested	(33,449)	5.58
Forfeited	—	—
Awards outstanding at September 30, 2022	9,268	$5.90

As of September 30, 2022, the total stock-based compensation expense related to non-vested awards not yet recognized was $29,000, which is expected to be recognized over a weighted average period of 1.49 years. During the nine-month periods ended September 30, 2022 and September 30, 2021, we recognized $166,000 and $164,000, respectively, of stock-based compensation expense related to restricted stock awards.

Note J: Income per Common Share

Net income per share is computed by dividing net income (loss) by the daily weighted average number of common shares outstanding during the applicable periods. Diluted net income (loss) per share includes the potentially dilutive effect of common shares subject to outstanding stock options and restricted stock awards using the treasury stock method. Under the treasury stock method, shares subject to certain outstanding stock options and restricted stock awards have been excluded from the calculation of the diluted weighted average shares outstanding because the exercise of those options or the vesting of those restricted stock awards would lead to a net reduction in common shares outstanding. As a result, stock options and restricted stock awards to acquire 2,000 and 2,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the three-month periods ended September 30, 2022 and 2021, respectively, and 2,000 and 2,000 weighted common shares have been excluded from the diluted weighted shares outstanding for the nine-month periods ended September 30, 2022 and 2021, respectively.

A reconciliation of net income per share is as follows (in thousands, except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2022	2021	2022	2021

Numerator:
Net income	$644	$613	$736	$2,496
Denominator:
Weighted average common shares outstanding	5,391	5,349	5,378	5,338
Dilutive potential common shares	4	12	9	13
Shares used in diluted net income per common share calculations	5,395	5,361	5,387	5,351
Basic net income per common share	$0.12	$0.11	$0.14	$0.47
Diluted net income per common share	$0.12	$0.11	$0.14	$0.47

Note K: Segment Information

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$2,660	$2,677	$495	$595	$3,155	$3,272
Gross profit	2,487	2,456	110	231	2,597	2,687
Amortization of intangible assets	105	105	93	95	198	200
Intangible assets	1,652	1,260	1,146	1,499	2,798	2,759

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$6,098	$7,206	$2,628	$2,833	$8,726	$10,039
Gross profit	5,564	6,617	1,164	1,304	6,728	7,921
Amortization of intangible assets	345	293	258	286	602	579
Intangible assets	1,652	1,260	1,146	1,499	2,798	2,759

Note L: Restructuring and Exit Activities

In the third quarter of 2016, in order to streamline our operating and cost structure, we initiated the closure of our wholly-owned subsidiaries, Image Sensing Systems HK Limited (ISS HK) in Hong Kong and Image Sensing Systems (Shenzhen) Limited (ISS WOFE) in China. During 2020, we initiated the closure of Image Sensing Systems EMEA Limited (ISS UK) and Image Sensing Systems Holdings Limited (ISS Holdings). At September 30, 2021, Image Sensing Systems (Shenzhen) Limited was fully closed. We incurred $10,000 and $23,000 for these entities' closure costs in the nine-month periods ended September 30, 2022 and September 30, 2021, respectively.

In the second quarter of 2021, the Company began the process of forming a subsidiary in Chennai, India. Autoscope Technologies India Private Limited ("Autoscope India") was legally formed on October 14, 2021. Autoscope India's operations will solely focus on research and development.

Note M: Long-term Debt

Paycheck Protection Program Loan

Under the Paycheck Protection Program ("PPP"), the United States Small Business Administration ("SBA") approved the Company's application to receive a loan in the amount of $923,700 (the "PPP Loan").  The PPP was established under the congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and is administered by the SBA.  The PPP Loan to the Company was made through BMO Harris Bank N.A. (the "Lender"). On April 21, 2020, the Company's Board of Directors approved the PPP Loan, and the Company signed the promissory note (the "PPP Note") evidencing the PPP Loan, which was dated as of April 17, 2020.  The Lender distributed the $923,700 of proceeds of the PPP Loan to the Company on April 22, 2020.

The term of the PPP Loan was 24 months after the date of the PPP Note (the "Maturity Date").  The annual interest rate on the PPP Loan was 1.00%.  No payments of principal or interest were due during the nine months beginning on the date of the PPP Note (the "Deferred Period").  The Company's obligations under the PPP Note were not secured by a security interest in the Company's assets.  The PPP Note required the Lender's consent if the Company wanted to reorganize, merge, consolidate, or otherwise change its ownership or structure.  The PPP Note contained customary events of default by the Company relating to, among other things, payment defaults and the breach of representations and warranties or other provisions of the PPP Note.  Upon a default by the Company under the PPP Note, the Lender could have accelerated the Company's obligations under the PPP Note and pursued its rights against the Company under applicable law, including by filing suit and obtaining a judgment against the Company.

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

Real Property Bank Loan

On December 10, 2021, ISNS entered into a Business Loan Agreement (the "Loan Agreement") with Coulee Bank (the "Bank") and issued a promissory note to the Bank (the "Note") in the original principal amount of $1,742,500 (the "Loan") to finance the purchase of the Company's Minnesota headquarters located at 1115 Hennepin Avenue, Minneapolis, Minnesota (the "Real Property").

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

Long-term Debt Maturities

Maturities of long-term debt, excluding deferred debt issuance costs, for the next five fiscal years are as follows (dollars in thousands):

Long-term Debt Maturities
2022	$15
2023	60
2024	63
2025	65
2026	1,496
Total Long-term Debt Maturities	$1,699

Note N: Commitments and Contingencies

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

Note O: Risks and Uncertainties

In December 2019, the outbreak of a then novel strain of coronavirus, called COVID-19, originated in Wuhan, China, and has since spread worldwide, including to the U.S. To date, the COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility, negative pressure in financial markets, and disruptions in supply chains. The global impact of the outbreak is continually evolving and, as additional cases and variants of the virus are identified, many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel, and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “stay at home” rules, restrictions on types of business that may continue to operate, and restrictions on the types of construction projects that may be undertaken.

Although the COVID-19 restrictions imposed have been eased in many cases, the extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, including the scope, severity and duration of the pandemic; the actions taken to contain the pandemic or mitigate its impact, including the adoption, effectiveness, and availability of COVID-19 vaccines; the effect of any relaxation of current restrictions in the community and regions in which we, our customers and end users do business; the direct and indirect economic effects of the pandemic and containment measures; and the emergence and severity of additional COVID-19 variants. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and probably will continue to have, the effect of exacerbating many of the risks described in this Quarterly Report on Form 10-Q including, but not limited to, the following:

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
24

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

Reconciliations of GAAP income from operations to non-GAAP income from operations are as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2022	2021	2022	2021

Income from operations	$796	$709	$964	$2,024
Adjustments to reconcile to non-GAAP income
Amortization of intangible assets	198	200	602	579
Depreciation	34	32	109	112
Non-GAAP income from operations	$1,028	$941	$1,675	$2,715

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

The following tables set forth selected unaudited financial information for each of our reportable segments (in thousands):

	Three Months Ended September 30,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$2,660	$2,677	$495	$595	$3,155	$3,272
Gross profit	2,487	2,456	110	231	2,597	2,687
Amortization of intangible assets	105	105	93	95	198	200
Intangible assets	1,652	1,260	1,146	1,499	2,798	2,759

	Nine Months Ended September 30,
	Intersection		Highway		Total
	2022	2021	2022	2021	2022	2021

Revenue	$6,098	$7,206	$2,628	$2,833	$8,726	$10,039
Gross profit	5,564	6,617	1,164	1,304	6,728	7,921
Amortization of intangible assets	345	293	258	286	602	579
Intangible assets	1,652	1,260	1,146	1,499	2,798	2,759

Results of Operations

The following tables set forth, for the periods indicated, certain statements of operations data as a percent of total revenue and gross profit on product sales and royalties as a percentage of product sales and royalties, respectively.

	Three-Month Periods Ended September 30,
	2022	2021
Product sales	17.4%	24.6%
Royalties	82.6	75.4
Total revenue	100.0	100.0
Gross profit - product sales	17.3	40.4
Gross profit - royalties	96.0	95.7
Selling, general and administrative	38.7	40.8
Research and development	18.4	19.7
Income from operations	25.2	21.7
Other income, net	0.0	0.0
Income tax expense	4.8	2.9
Net income	20.4	18.7

	Nine-Month Periods Ended September 30,
	2022	2021
Product sales	33.4%	32.6%
Royalties	66.6	67.4
Total revenue	100.0	100.0
Gross profit - product sales	42.2	44.3
Gross profit - royalties	94.6	95.6
Selling, general and administrative	48.5	42.0
Research and development	17.6	16.7
Income from operations	11.0	20.2
Other income, net	0.0	9.2
Income tax expense	2.1	4.5
Net income	8.4	24.9

Total revenue for Autoscope Technologies Corporation ("AATC," the "Company," "us," "we," or "our"), which includes the results of Image Sensing Systems, Inc., a wholly-owned subsidiary of AATC ("ISS"), decreased to $3.2 million in the three-month period ended September 30, 2022 from $3.3 million in the same period in 2021, a decrease of 3.6%, and decreased to $8.7 million in the first nine months of 2022 from $10.0 million in the same period in 2021, a decrease of 13.1%.

Royalty revenue increased to $2.6 million in the third quarter of 2022 from $2.5 million in the third quarter of 2021, an increase of 5.7%, and decreased to $5.8 million in the first nine months of 2022 from $6.8 million in the first nine months of 2021, a decrease of 14.1%. The increase in third quarter royalty revenue is primarily due to higher Autoscope Vision product sales resulting in higher royalties, partially offset by higher component costs purchased during the second quarter of 2022. The Company purchased certain components to avoid manufacturing disruptions. The decrease in royalty revenue in the first nine months of 2022 compared to the first nine months of 2021 is primarily due to component supply chain issues.

Product sales decreased to $0.5 million in the third quarter of 2022 from $0.8 million in the third quarter of 2021, a decrease of 31.9%, and decreased to $2.9 million in the first nine months of 2022 from $3.3 million in the first nine months of 2021, a decrease of 11.0%. The decrease in third quarter and year-to-date 2022 product sales compared to product sales in the third quarter and first nine months of 2021 is primarily the result of labor shortages causing installation delays and impacting project timing.

Revenue for the Intersection segment for the third quarter of 2022 remained flat at $2.7 million compared to the same period in 2021. Revenue for the Intersection segment decreased to $6.1 million in the first nine months of 2022 from $7.2 million in the first nine months of 2021, a decrease of 15.4%.

Revenue for the Highway segment decreased to $0.5 million in the third quarter of 2022 from $0.6 million in the third quarter of 2021, a decrease of 16.8%. Revenue for the Highway segment decreased to $2.6 million in the first nine months of 2022 from $2.8 million in the first nine months of 2021, a decrease of 7.2%.

Gross margin percent for royalty sales for the three months ended September 30, 2022 increased to 96.0% from 95.7% in the same period in 2021. Gross profit from royalties increased by $0.1 million, or 5.8%, in the three months ended September 30, 2022 compared to the prior year period. Gross margin percent for royalty sales for the nine months ended September 30, 2022 decreased to 94.6% from 95.6% in the same period in 2021. The decrease in royalty gross margin percent is primarily attributable to the sourcing of higher cost components in the first quarter of 2022 to avoid manufacturing disruptions during the third quarter of 2022.

Gross margin percent for product sales decreased to 17.3% in the three months ended September 30, 2022 from 40.4% in the three months ended September 30, 2021. The dollar amount of product sales gross profit decreased $0.2 million, or 71.0%, in the three months ended September 30, 2022 compared to the prior year period. Gross margin percent for product sales decreased to 42.2% in the first nine months of 2022 from 44.3% in the first nine months of 2021. The decrease in product gross margin percent was primarily the result of an increase in electronic component costs during 2022 attributable to supply chain shortages.

Selling, general and administrative expense was $1.2 million, or 38.7% of total revenue, in the third quarter of 2022 compared to $1.3 million, or 40.8% of total revenue, in the third quarter of 2021. Selling, general and administrative expenses remained flat at $4.2 million for the first nine months of 2022 and 2021, which was 48.5% of total revenue, in the first nine months of 2022 compared to 42.0% of total revenue, in the first nine months of 2021. The decrease in third quarter 2022 selling general and administrative expense compared to the third quarter of 2021 is primarily due to lower salaries and benefits attributable to lower headcount and lower rent expense.  The increase in selling, general and administrative expense for the first nine months of 2022 compared to the prior year period is primarily due to the increased stock-based compensation expense and increased costs associated with resumed travel, which is partially offset by lower salaries and benefits attributable to lower headcount in the first nine months of 2022.

Research and development expense remained flat at $0.6 million in the third quarter of 2022 and 2021, or 18.4% of total revenue, in the three-month period ended September 30, 2022, and 19.7% of total revenue, in the three-month period ended September 30, 2021. Research and development expense decreased to $1.5 million, or 17.6% of total revenue, in the nine-month period ended September 30, 2022 from $1.7 million, or 16.7% of total revenue, in the nine-month period ended September 30, 2021. The decrease in third quarter 2022 research and development expenses compared to the third quarter of 2021 is primarily due to higher capitalized software development costs.

The year-over-year decrease in research and development expense for the first nine months of 2022 compared to the same period in 2021 is primarily due to higher capitalized software development costs in the nine-month period ended September 30, 2022 of $0.5 million compared to capitalized software costs of $0.2 million for the same period in 2021.

The Company recognized other income of $0.9 million from the forgiveness of the Paycheck Protection Program loan and accrued interest during the first nine months of 2021. There were no comparable items in the first nine months of 2022.

There was $0.2 million and less than $0.1 million of income tax expense recorded in the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.5 million of income tax expense recorded in the nine months ended September 30, 2022 and 2021, respectively.

Consolidated net income was $0.6 million, or $0.12 per basic share and diluted share, in the three-month period ended September 30, 2022 compared to net income of $0.6 million, or $0.11 per basic and diluted share, in the comparable prior year period. Consolidated net income was $0.7 million, or $0.14 per basic and diluted share, in the nine-month period ended September 30, 2022 compared to a net income of $2.5 million, or $0.47 per basic and diluted share, in the comparable prior year period.

Liquidity and Capital Resources

At September 30, 2022, we had $3.4 million in cash and cash equivalents compared to $8.2 million in cash and cash equivalents at December 31, 2021.

Net cash provided by operating activities was $0.3 million in the first nine months of 2022 compared to net cash provided by operating activities of $1.5 million in the same period in 2021.  The decrease in cash provided by operating activities was a result of a decrease in net income and operating assets and liabilities. To avoid any unforeseen supply chain delays, the Company purchased an increased amount of inventory components in the first nine months of 2022 compared to the prior year. Additionally, the Company agreed to advance funds to fill component gaps in Econolite's production of our Autoscope Vision cameras to avoid any future production delays.

Net cash used for investing activities was $3.0 million for the first nine months of 2022 compared to $0.2 million in the same period in 2021. The increase in the amount of net cash used for investing activities in the first nine months of 2022 compared to the prior year period was primarily due to the purchase of $4.3 million of debt and equity securities and higher capitalized internal software development costs compared to the prior year period offset by sales of debt and equity securities of $1.9 million.

Net cash used for financing activities was $2.0 million in the first nine months of 2022 compared to net cash used for financing activities of $1.3 million in the same period in 2021. The increase of the amount of net cash used for financing activities was due to quarterly cash dividends of $0.12 per share paid to shareholders in each of the first three quarters of 2022, whereas we paid no dividends in the first quarter of 2021.

We believe that cash and cash equivalents on hand at September 30, 2022 and cash provided by operating activities will satisfy our projected working capital needs, investing activities, and other cash requirements for at least one year from September 30, 2022.

Off-Balance Sheet Arrangements

We do not participate in transactions or have relationships or other arrangements with an unconsolidated entity, including special purpose and similar entities, or other off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The accounting policies used in preparing our interim Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2022 are set forth elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction with those described in our Annual Report on Form 10-K.

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
  the continuing ability of Econolite to sell our products and pay royalties owed to us;
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
  tariffs and other trade barriers;
  political and economic instability, including continuing volatility in the economic and political environment of the European Union and the war in Ukraine;
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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31 2021, filed on March 22, 2022. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 10, 2022, there had been no material changes to the disclosures made in the above-referenced Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.         Other Information

None.

Item 6.         Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022:

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

10.1	Employment Agreement dated February 1, 2022 among Autoscope Technologies Corporation, Image Sensing Systems, Inc. and Francis (Frank) G. Hallowell, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2022 (File No. 0-26056).*
10.2	Form of Stock Option Agreement for Autoscope Technologies Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2022 (File No. 0-26056).*
10.3	Image Sensing Systems, Inc. 2014 Stock Option and Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement April 17, 2014 filed by Image Sensing Systems, Inc. (File No. 0-26056).*
10.4	Autoscope Technologies Corporation 2022 Stock Option and Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2022 (File No. 0-26056).*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements (filed herewith).

*Management contract or compensatory plan or agreement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Autoscope Technologies Corporation

Dated: November 16, 2022	By:	/s/ Andrew T. Berger
Andrew T. Berger
Executive Chairman
(Principal Executive Officer)

Dated: November 16, 2022	By:	/s/ Frank G. Hallowell
Frank G. Hallowell
Interim Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

